Form 10-K
period 2023-12-31
Hercules Capital, Inc.
filed 2024-02-15
CIK 1280784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to___
Commission File No. 814-00702
_____________________________________________________________
HERCULES CAPITAL, INC.
(Exact name of Registrant as specified in its charter)

Maryland	74-3113410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1 North B Street, Suite 2000
San Mateo, California 94401
(Address of principal executive offices) (Zip Code)
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.96 billion based upon a closing price of $14.80 reported for such date on the New York Stock Exchange. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended and shall not be deemed to be an admission that, such persons are affiliates of the Registrant.
On February 8, 2024, there were 158,379,784 shares outstanding of the registrant’s common stock, $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant's fiscal year ended December 31, 2023.

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
PART I
Item 1.     Business
GENERAL
Hercules Capital, Inc. is a specialty finance company with a focus on and a goal of providing financing solutions to high-growth, innovative venture capital-backed and institutional-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. We make investments in companies that are active across a variety of technology industry sub-sectors or are characterized by products or services that require advanced technologies, including, but not limited to, computer software and hardware, networking systems, semiconductors, semiconductor capital equipment, information technology infrastructure or services, consumer and business services, telecommunications, telecommunications equipment, media, life sciences, and renewable or alternative energy. Within the life sciences sub-sector, we generally focus on medical devices, bio-pharmaceutical, drug discovery and development, drug delivery, health care services and information systems companies. Within the sustainable and renewable technology sub-sector, we focus on sustainable and renewable energy technologies and energy efficiency and monitoring technologies. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our total assets in such businesses.
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
CORPORATE STRUCTURE
We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. As a BDC, we must also maintain a coverage ratio of total assets to total senior securities, which include all of our borrowings (including accrued interest payable) except for debentures issued by the Small Business Administration (the “SBA”) and any preferred stock we may issue in the future, of at least 150% subsequent to each borrowing or issuance of senior securities. Certain of our wholly owned subsidiaries are licensed to operate as a small business investment company (a “SBIC” or “SBICs”) under the authority of the SBA. Through SBIC licensed vehicles we may access capital from the SBA debenture program. See “Regulation” for additional information related to our capital requirements.
As an internally managed BDC, we do not pay management or advisory fees, but instead incur costs customary for an operating company and are governed through supervision by the Board. Some of those costs include recruiting and marketing expenses as well as the costs associated with employing management, investment and portfolio management professionals, and technology, secretarial and other support personnel. In connection with our recruiting, branding and marketing efforts, we may, among other things, make charitable contributions in amounts we believe to be immaterial and that do not exceed $500 thousand in the aggregate in any year. We believe that many of these contributions help us raise our profile in the communities and benefit us in attracting and retaining talent and investment opportunities.
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
In 2020, we formed Hercules Capital Management LLC and Hercules Adviser LLC as wholly owned Delaware limited liability subsidiaries. We were granted no-action relief by the staff of the Securities and Exchange Commission (“SEC”) to allow Hercules Adviser LLC (the “Adviser Subsidiary”) to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). See “— Regulation—No-action and Exemptive Relief Obtained” for additional information regarding our Adviser Subsidiary. The Adviser Subsidiary provides investment advisory and related services to investment vehicles (“Adviser Funds”) owned by one or more unrelated third-party investors (“External Parties”). The Adviser Subsidiary is owned by Hercules Capital Management LLC and collectively held and presented with Hercules Partner Holdings, LLC, which separately wholly owns the general partnership vehicles to each of the Adviser Funds.
CORPORATE HISTORY AND OFFICES
We are a Maryland corporation formed in December 2003 that began investment operations in September 2004. On February 25, 2016, we changed our name from “Hercules Technology Growth Capital, Inc.” to “Hercules Capital, Inc.” Until February 12, 2024, our principal executive offices are located at 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301. Effective February 12, 2024, our principal executive offices are located at 1 North B Street, Suite 2000, San Mateo, California 94401. Our telephone number is (650) 289-3060. We also have offices in Boston, MA, New York, NY, Bethesda, MD, Denver, CO, Westport, CT, Chicago, IL, San Diego, CA, and London, United Kingdom.
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
OUR MARKET OPPORTUNITY
We believe that technology-related companies compete in one of the largest and most rapidly growing sectors of the U.S. economy and that continued growth is supported by ongoing innovation and performance improvements in technology products as well as the adoption of technology across virtually all industries in response to competitive pressures. We believe that an attractive market opportunity exists for a specialty finance company focused primarily on investments in Structured Debt, senior debt, and equity securities in technology-related companies for the following reasons:
•technology-related companies have generally been underserved by traditional lending sources;
•unfulfilled demand exists for Structured Debt financing to technology-related companies due to the complexity of evaluating risk in these investments; and
•Structured Debt products are less dilutive and complement equity financing from venture capital and private equity funds.
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

OUR BUSINESS STRATEGY
Our strategy to achieve our investment objective includes the following key elements:
Leverage the Experience and Industry Relationships of Our Management Team and Investment Professionals.
We have been investing in venture capital-backed and institutional-backed companies for over 20 years. Our investment professionals are led by individuals with extensive experience as venture capitalists, commercial lenders, and originators of Structured Debt and equity investments in technology-related companies. In addition, our team members have originated Structured Debt, senior debt, and equity investments in over 600 technology-related companies, representing approximately $19.0 billion in commitments from inception to December 31, 2023, and have developed a network of industry contacts with investors and other participants within the venture capital and private equity communities. Members of our management team also have operational, research and development and finance experience with technology-related companies. Furthermore, we have established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which we believe will enable us to identify and attract well-positioned prospective portfolio companies.
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
Mitigate Risk of Principal Loss and Build a Portfolio of Warrant and Equity Securities.
We expect that our investments have the potential to produce attractive risk-adjusted returns through current income, in the form of interest and fee income, as well as capital appreciation from warrant and equity securities. We believe that we can mitigate the risk of loss on our debt investments through the combination of loan principal amortization after an initial interest only period, cash interest payments, relatively short maturities (typically between 36-48 months), security interests in the assets of our portfolio companies, and on select investment covenants requiring prospective portfolio companies to have certain amounts of available cash at the time of our investment and the continued support from a venture capital or private equity firm at the time we make our investment. Although we generally do not engage in significant hedging transactions, we may engage in hedging transactions in the future utilizing instruments such as forward contracts, currency options and interest rate swaps, caps, collars, and floors.
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
We use our relationships in the financial sponsor community to originate investment opportunities. Because venture capital and private equity funds typically invest solely in the equity securities of their portfolio companies, we believe that our debt investments will be viewed as an attractive and complementary source of capital, both by the portfolio company and by the portfolio company’s financial sponsor. In addition, we believe that many venture capital and private equity fund sponsors encourage their portfolio companies to use debt financing for a portion of their capital needs as a means of potentially enhancing equity returns, minimizing equity dilution and increasing valuations prior to a subsequent equity financing round or a liquidity event.
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
We expect that our investments will generally range from $25.0 million to $100.0 million, although we may make investments in amounts above or below this range. We typically structure our debt securities to provide for amortization of principal over the life of the loan, but may include a period of interest-only payments. Our loans will typically be collateralized by a security interest in the borrower’s assets, although we may not have the first claim on these assets and the assets may not include intellectual property. Our debt investments carry fixed or variable contractual interest rates which generally ranged from approximately 8% to 18% as of December 31, 2023. Approximately 95.9% of our loans were at floating rates or floating rates with a floor and 4.1% of the loans were at fixed rates as of December 31, 2023.
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
Typically, our debt and equity investments take one of the following forms:
•Structured Debt: We seek to invest a majority of our assets in debt structured with warrants, equity, options, or other rights to purchase or convert into common or preferred stock of prospective portfolio companies. Our investments in Structured Debt may be the only debt capital on the balance sheet of our portfolio companies, and in many cases, we have a first priority security interest in all of our portfolio company’s assets, or in certain investments we may have a negative pledge on intellectual property. Our Structured Debt typically has a maturity of between two and five years, and it may provide for full amortization after an interest only period. Our Structured Debt with warrants carries an interest rate referenced to Prime, SOFR, BSBY, or a similar benchmark rate plus a spread with a floor and may include an additional exit fee payment or contractual PIK interest arrangements. Additionally, our Structured Debt financings may include restrictive affirmative and negative covenants, default penalties, prepayment penalties, lien protection, equity calls, change-in-control provisions or board observation rights.
•Senior Debt: We seek to invest a limited portion of our assets in senior debt. Senior debt may be collateralized by accounts receivable and/or inventory financing of prospective portfolio companies. Senior debt has a senior position with respect to a borrower’s scheduled interest and principal payments and holds a first priority security interest in the assets pledged as collateral. Senior debt also may impose covenants on a borrower with regard to cash flows and changes in capital structure, among other items. We generally collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. Our senior loans, in certain instances, may be tied to the financing of specific assets. In connection with a senior debt investment, we may also provide the borrower with a working capital line-of-credit that will carry an interest rate generally referenced to Prime, SOFR, BSBY, or a similar benchmark rate plus a spread with a floor, generally maturing in three to five years, and typically secured by accounts receivable and/or inventory. We also provide “unitranche” loans, which are loans that combine both senior and mezzanine debt, generally in a first lien position with security interest in all the assets of the portfolio company. The loans can either be “first out” or “last out”, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition.
•Equity Securities: The equity securities we hold consist primarily of warrants or other equity interests generally obtained in connection with our Structured Debt investments. In addition to the warrants received as a part of a Structured Debt financing, we typically receive the right to make equity investments in a portfolio company in connection with that company’s next round of equity financing. We may also hold certain debt investments that have the right to convert a portion of the debt investment into equity. These rights will provide us with the opportunity to further enhance our returns over time through opportunistic equity investments in our portfolio companies. These equity investments are typically in the form of preferred or common equity and may be structured with a dividend yield, providing us with a current return, and with customary anti-dilution protection and preemptive rights. We may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to buy back the equity securities we hold. We may also make stand-alone direct equity investments into portfolio companies in which we may not have any debt investment in the company. As of December 31, 2023, we held warrant and equity securities in 160 portfolio companies.
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
Portfolio Composition - While we generally focus our investments in venture capital-backed and institutional-backed companies in a variety of technology-related industries, we seek to invest across various financial sponsors as well as across various stages of companies’ development and various technology industry sub-sectors and geographies. As of December 31, 2023, approximately 78.5% of the fair value of our portfolio was composed of investments in three industries: 38.7% was composed of investments in the "Drug Discovery & Development" industry, 23.6% was composed of investments in the "Software" industry, and 16.2% was composed of investments in the "Consumer & Business Services" industry.
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
•Origination;
•Underwriting;
•Documentation; and
•Loan and Compliance Administration.

Our investment process is summarized in the following chart:
Origination
The origination process for our investments includes sourcing, screening, preliminary due diligence and deal structuring and negotiation, all leading to an executed non-binding term sheet. As of December 31, 2023, our investment origination team, which consists of more than 50 investment professionals, is headed by our Chief Investment Officer and Chief Executive Officer. The origination team is responsible for sourcing potential investment opportunities and members of the investment origination team use their extensive relationships with various leading financial sponsors, management contacts within technology-related companies, trade sources, technology conferences and various publications to source prospective portfolio companies. Our investment origination team is divided into life sciences, technology, SaaS finance, sustainable and renewable technology, and special situation sub-teams to better source potential portfolio companies.
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
Approval Process - The sponsoring managing director or principal presents the investment memorandum to our investment committee for consideration. Each investment requires the approval of at least 80% of the investment committee members who are present and eligible to vote on the matter. The investment committee members include our Chief Executive Officer and Chief Investment Officer, Chief Financial Officer, Chief Credit Officer, and certain other senior investment professionals. The investment committee meets on an as-needed basis.
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
As of December 31, 2023, our investment portfolio had a weighted average investment grading of 2.24.
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
HUMAN CAPITAL DISCLOSURES
As an internally managed BDC, we believe that one of the strengths and principal reasons for the long-term success of our company is the quality and dedication of our people. As of December 31, 2023, our team comprises over 100 professionals across our 9 offices globally. Our investment team is comprised of more than 50 employees, and is led by professionals with extensive experience in venture capital, structured finance, origination of debt and equity investments, commercial lending and acquisition finance with technology and biomedical companies. The investment team is supported by treasury, finance, operations, risk management, administrative support, IT and human resources professionals. We leverage the experience and relationships of our management team to successfully identify attractive investment opportunities, underwrite prospective portfolio companies and structure customized financing solutions. Our investment team leverages established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, to identify and source our investments. We believe that leveraging the relationships that our investment teams have established will enable us to continue to identify and attract well-positioned prospective portfolio companies.
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
Our Code of Business Conduct and Ethics establishes applicable policies, guidelines, and procedures that promote ethical practices and conduct by the Company and all its employees, officers, and directors. Upon joining and annually, all employees receive compliance training. Our Whistleblower Policy and Code of Business Conduct and Ethics Policy can be found on our website at investor.htgc.com/corporate-governance/governance-documents. Information contained on our website is not incorporated by reference and into this Annual Report, and you should not consider that information to be part of this Annual Report.
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
For more information on our approach to social, governance, and environmental topics, please refer to our Environmental, Social and Governance Policy (“ESG Policy”), which can be found on our website at investor.htgc.com/esg. Information contained on our website is not incorporated by reference and into this Annual Report, and you should not consider that information to be part of this Annual Report.
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
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the United States;
(b)is not an investment company (other than a SBIC wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)does not have any class of securities listed on a national securities exchange; or if it has securities listed on a national securities exchange such company has a market capitalization of less than $250 million; is controlled by the BDC and has an affiliate of a BDC on its Board; or meets such other criteria as may be established by the SEC.
(2)Securities of any portfolio company which we control, as defined by the 1940 Act.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.
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
Warrants, Options, and Restricted Stock
Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or other rights to purchase or convert into capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock. This amount is reduced to 20% of the BDC’s total outstanding shares of capital stock if the amount of warrants, options or rights issued pursuant to an executive compensation plan would exceed 15% of the BDC’s total outstanding shares of capital stock. We have received exemptive relief from the SEC permitting us to issue stock options and restricted stock to our employees and directors subject to the above conditions, among others. For a discussion regarding the conditions of this exemptive relief, see “—No-action and Exemptive Relief Obtained” below and "Note 8 - Equity Incentive Plans" to our consolidated financial statements.
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
In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distribution commission or discount). Our stockholders have authorized us to issue common stock at a price below the then-current NAV per share, subject to certain conditions including Board approval, for a twelve-month period expiring on July 20, 2024. We cannot predict whether we will make any such sales.
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
Our current code of ethics is posted on our website at investor.htgc.com/corporate-governance/governance-documents. Information contained on our website is not incorporated by reference and into this Annual Report, and you should not consider that information to be part of this Annual Report. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.
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
Each SBIC subsidiary is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. As part of the SBA's oversight, each SBIC is periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If any of our SBICs fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit our SBICs' use of debentures, declare outstanding debentures immediately due and payable, and/or limit our SBICs from making new investments. In addition, our SBICs may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively impact us because our SBICs are wholly owned subsidiaries. Further, the SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. As of December 31, 2023, as a result of having sufficient capital as defined under the SBA regulations, our SBICs were in compliance with the terms of the SBA’s leverage requirements.
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
•pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the consolidated financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm;
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
Election to be Subject to Tax as a Regulated Investment Company
Through December 31, 2005, we were subject to U.S. federal income tax as a corporation under Subchapter C of the Code. Effective for the tax year beginning on January 1, 2006, we met the criteria specified below to qualify as a RIC and elected to be treated as a RIC under Subchapter M Part I of the Code. To qualify for treatment as a RIC we must, among other requirements, meet certain source of income and asset diversification tests, as well as distribution requirements, which are described in the below section.
Qualifying as a Regulated Investment Company
In order to qualify as a RIC for U.S. federal income tax purposes and obtain the tax benefits of our RIC status, we must, among other requirements:
•have in effect at all times during each taxable year an election to be regulated as a BDC under the 1940 Act;
•derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, foreign currencies, or other income derived with respect to our business of investing in such stock or securities and (b) net income derived from an interest in a “qualified publicly traded partnership” (the “Income Test”);
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and
◦no more than 25% of the value of our assets is invested in (i) securities (other than U.S. government securities or securities of other RICs) of any one issuer, (ii) securities (other than U.S. government securities or securities of other RICs) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Asset Test”).
•distribute to our stockholders, in respect of each taxable year, dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our "investment company taxable income," which is generally equal to the sum of our net ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, determined without regard to any deduction for distributions paid (the "Distribution Requirements").
Taxation as a Regulated Investment Company
Following our RIC election, we made the election to recognize built-in gains as of the effective date of our election to be treated as a RIC and therefore were not subject to any built-in gains tax when we sold those assets. However, if we subsequently acquire built-in gain assets from a C corporation in a carryover basis transaction, then we may be subject to taxes on the gains recognized by us on the dispositions of such assets unless we make a special election to pay corporate-level taxes on such built-in gain at the time the assets are acquired. We will be subject to U.S. federal income taxes at regular corporate rates on any income or capital gains not distributed (or deemed distributed) and dividends for U.S. federal income tax purposes to our stockholders.
For any taxable year after our initial election year, in which we:
•qualify as a RIC; and
•distribute dividends for U.S. federal income tax purposes to our stockholders of an amount at least equal to the Distribution Requirements.
We generally will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gains we distribute (or are deemed to distribute) as dividends for U.S. federal income tax purposes to stockholders with respect to that taxable year.
As a RIC, we will be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income and gains unless we make distributions treated as dividends for U.S. federal income tax purposes in a timely manner to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the 1-year period ending October 31 of each such calendar year and (3) any ordinary income and capital gain net income realized, but not distributed, in preceding calendar years (“Excise Tax Requirement”). We are not subject to this excise tax on any amount on which we incurred U.S. federal income taxes.
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
Taxable Income Considerations
We may invest in partnerships which may result in us being subject to state, local, or foreign income, franchise or other tax liabilities. In addition, some of the income and fees that we may recognize will not be qualifying income under the Income Test. In order to mitigate the risk that such income and fees would disqualify us as a RIC as a result of a failure to satisfy the Income Test, we may be required to recognize such income and fees indirectly through one or more entities classified as corporations for U.S. federal income tax purposes. Such corporations generally will be subject to U.S. federal, state, and potentially local taxes, which ultimately will reduce our return on such income and fees.
We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, certain debt investments may earn OID or PIK income, which we must include in taxable income regardless of whether cash representing such income is received by us in the same tax year. Because OID or PIK income recognized is generally required to be included in our taxable income in the tax year it is recognized, we may be required to make a distribution to our stockholders in order to satisfy the Distribution Requirements or the Excise Tax Requirement even though we will not have received any corresponding cash amounts.
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
Distribution Considerations
Under applicable Treasury regulations and other administrative guidance issued by the IRS, we are permitted to treat certain distributions payable in our stock as taxable distributions that will satisfy the Distribution Requirements as well as the Excise Tax Requirement, provided that stockholders have the opportunity to elect to receive the distribution in cash. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary income (or as long-term capital gains to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be subject to tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold certain U.S. taxes with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, then such sales may put downward pressure on the trading price of our stock. We may in the future determine to make taxable distributions that are payable in part in our common stock.
We are authorized to borrow funds and to sell assets in order to satisfy the Distribution Requirements and the Excise Tax Requirement (collectively the "Code Distributions"). However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation—Senior Securities; Coverage Ratio”. Additionally, we may also be restricted from making distributions under the terms of our debt obligations themselves unless certain conditions are satisfied. Moreover, our ability to dispose of assets to meet the Code Distributions may be limited by (1) the illiquid nature of our portfolio, or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Code Distributions, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to obtain cash from other sources to make the distributions, we may lose our RIC status.
In addition, we may have to request a waiver of the SBA’s restrictions applicable to our SBICs to enable us to meet the RIC Distribution Requirement. Our SBIC subsidiaries are subject to regulation by the Small Business Investment Act of 1958, as amended, and SBA regulations governing SBICs. Certain SBA regulations may restrict us from making distributions from our SBICs that may be necessary to make RIC distributions in order to maintain our status as a RIC. While we may request a waiver of the SBA's restrictions, we cannot assure you that the SBA will grant such waiver. If our SBICs are unable to obtain a waiver, compliance with the SBA regulations may cause us to lose our RIC status.
Certain of our investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) convert distributions that would otherwise constitute qualified dividend income into ordinary income, (ii) treat distributions that would otherwise be eligible for deductions available to certain U.S. corporations under the Code as ineligible for such treatment, (iii) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (iv) convert long-term capital gains into short-term capital gains or ordinary income, (v) convert short-term capital losses into long-term capital losses, (vi) convert an ordinary loss or deduction into a capital loss (the deductibility of which is more limited), (vii) cause us to recognize income or gain without a corresponding receipt of cash, (viii) adversely alter the characterization of certain complex financial transactions, and (ix) produce gross income that will not constitute qualifying gross income for purposes of the Income Test. These rules also could affect the amount, timing and character of distributions to stockholders.
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
Failure to Qualify as a Regulated Investment Company
If we were unable to qualify for treatment as a RIC and are unable to rectify the failure, for example, by disposing of certain investments timely or raising additional capital to prevent the loss of RIC status, we generally would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to failures to comply with the Income Test and the Asset Test, although there could be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the Income Test or the Asset Test.
Should failure occur, not only would all our taxable income be subject to U.S. federal income taxes at regular corporate rates, we would not be able to deduct dividend distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be treated as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. Further, we would also be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years. The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Distribution Requirements.
DETERMINATION OF NET ASSET VALUE
We determine the NAV per share of our common stock quarterly. The NAV per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. As of the date of this report, we do not have any preferred stock outstanding.
As of December 31, 2023, approximately 95.1% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. Our debt securities are primarily invested in venture capital-backed and institutional-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of our investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.
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
•the NAV of our common stock disclosed in the most recent periodic report we filed with the SEC;
•our management’s assessment of whether any material change in the NAV has occurred (including through the realization of net gains on the sale of our portfolio investments) from the period beginning on the date of the most recently disclosed NAV to the period ending two days prior to the date of the sale of our common stock; and
•the magnitude of the difference between (i) a value that our Board or an authorized committee thereof has determined reflects the current NAV of our common stock, which is generally based upon the NAV of our common stock disclosed in the most recent periodic report that we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the NAV of our common stock since the date of the most recently disclosed NAV of our common stock, and (ii) the offering price of the shares of our common stock in the proposed offering.
Importantly, this determination does not require that we calculate NAV in connection with each offering of shares of our common stock, but instead it involves the determination by the Board or a committee thereof that we are not selling shares of our common stock at a price below the then current NAV at the time at which the sale is made.
Moreover, to the extent there is a possibility that we may issue shares of our common stock at a price below the then current NAV (and we do not have requisite shareholder authorization and Board approval to do so), the Board or a committee thereof will elect to either (i) postpone the offering until such time that there is no longer the possibility of issuing shares at a price below the then current NAV or (ii) to undertake to determine NAV within two days prior to any such sale to ensure that such sale will not be below our then current NAV. In addition, if, during an offering pursuant to a prospectus, there is a possibility that we may trigger the undertaking to suspend the offering of shares of our common stock if the NAV fluctuates by certain amounts (as described in the relevant prospectus), the Board or a committee thereof will either (i) comply with such undertaking or (ii) undertake to determine NAV to ensure that such undertaking has not been triggered.
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
Risks Related To Our Business And Structure
•We operate in a highly competitive market for investment opportunities.
•We are dependent upon senior management personnel for our future success, particularly our CEO, Scott Bluestein.
•Our success depends on attracting and retaining qualified personnel in a competitive environment.
•Our business model depends to a significant extent upon strong referral relationships.
•Our Board may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
•We may not be able to pay distributions to our stockholders, our distributions may not grow over time, and a portion of distributions paid to our stockholders may be a return of capital, which is a distribution of the stockholders’ invested capital.
•We are subject to risks related to corporate social responsibility.
Risks Related To Our Investments
•Our investments in portfolio companies involve higher levels of risk, and we could lose all or part of our investment.
•Our investments are concentrated in certain technology-related industries, which subjects us to the risk of significant loss if any one or more of such industries experiences a downturn.
•Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.
•We may be exposed to higher risks with respect to our investments that include PIK interest or Exit fees.
•The lack of liquidity in our investments may adversely affect our business.
•We may not have the funds or ability to make additional investments in our portfolio companies.
•There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
•We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer, which may subject us to a risk of significant loss if any such issuer experiences a downturn.
•We generally will not control our portfolio companies, which may result in the portfolio company making decisions which could adversely impact the value of our investments in the portfolio company’s securities.
•Defaults by our portfolio companies will harm our operating results.
•Substantially all of our portfolio investments are recorded at fair value as determined in accordance with our Valuation Guidelines and, as a result, there may be uncertainty as to the value of our portfolio investments.
•Any unrealized depreciation we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution and could impair our ability to service our borrowings.
•We are subject to risks associated with the current interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments.
•We may not realize gains from our equity or warrant investments.
•Our investments in foreign securities or investments denominated in foreign currencies may involve significant risks in addition to the risks inherent in U.S. and U.S.-denominated investments.
Risks Related To Leverage
•Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
•Substantially all of our assets are subject to security interests under our senior securities and if we default on our obligations under our senior securities, we may suffer adverse consequences, including foreclosure on our assets.
Risks Related To Our Investment Management Activities
•Our executive officers and employees, through the Adviser Subsidiary, are expected to manage the Adviser Funds or separately managed accounts, which includes funds from External Parties, that operate in the same or a related line of business as we do, which may result in significant conflicts of interest.
•Investments in the Adviser Funds managed by our Adviser Subsidiary may create conflicts of interests.
•We, through the Adviser Subsidiary, derive revenues from managing third-party funds pursuant to management agreements that may be terminated, which could negatively impact our operating results.

Risks Related To BDCs
•Failure to comply with applicable laws or regulations and changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•Failure to maintain our status as a BDC would reduce our operating flexibility.
•Operating under the constraints imposed on us as a BDC and RIC may hinder the achievement of our investment objectives.
•Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.
Risks Related To Our Securities
•Investing in our securities may involve a high degree of risk.
•Shares of closed-end investment companies, including BDCs, may trade at a discount to their NAV.
•The market price of our securities may be volatile and fluctuate significantly.
•Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.
•Certain debt securities are unsecured and therefore effectively subordinated to any current or future secured indebtedness or may be structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
•Our debt securities may or may not have an established trading market. If a trading market in our debt securities is developed, it may not be maintained.
•A downgrade, suspension, or withdrawal of the credit rating assigned by a rating agency to us or our debt securities, if any, or change in the debt markets could cause the liquidity or market value of our debt securities to decline significantly.
•The indentures under which our debt securities were issued contain limited protections for the holders of the debt securities.
•If we default on our obligations to pay our other indebtedness, we may not be able to make payments on our outstanding Notes and Credit Facilities.
•We may not be able to prepay the Notes upon a change in control.
Risks Related To Our SBIC Subsidiaries
•We, through our wholly owned subsidiary, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of our subsidiary that are superior to the claims of our securities holders.
•Our wholly owned subsidiary is licensed by the SBA, and therefore subject to SBIC regulations.
•Our SBIC subsidiary may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of an entity-level tax.
Risks Related To Operating As A RIC And U.S. Federal Income Taxes
•We will be subject to U.S. federal income taxes if we are unable to qualify as a RIC under Subchapter M of the Code.
•We may have difficulty paying the distributions required to maintain our RIC status under the Code if we recognize income before or without receiving cash representing such income.
•Legislative or regulatory tax changes could adversely affect our stockholders.
General Risk Factors
•We are currently operating in a period of economic and political uncertainty, and capital markets may experience periods of disruption and instability in the future. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
•Terrorist attacks, acts of war, public health crises or natural disasters may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.
•We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.
•The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and business continuity planning could impair our ability to conduct business effectively.
•We may be the target of litigation.

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
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business. In addition, different stakeholder groups have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and may adversely impact our reputation and business. If we do not successfully manage ESG-related expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our business.

Risks Related To Our Investments
Our investments in portfolio companies involve higher levels of risk, and we could lose all or part of our investment.
Investing in our portfolio companies exposes us indirectly to a number of significant risks. Among other things, these companies:
•may have limited financial resources (including the inability to obtain additional equity or debt financing as needed) and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of the equity components of our investments;
•may require substantial additional financing to satisfy their continuing working capital and other cash requirements;
•may have shorter operating histories, narrower product lines, smaller market shares and/or significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation, termination or significant under-performance of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•generally have less predictable operating results which may fluctuate suddenly and dramatically, may from time-to-time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, finance expansion or maintain their competitive position, and may have more limited access to capital and higher funding costs;
•may be adversely affected by a lack of IPO or merger and acquisition opportunities; and
•generally have less publicly available information about their businesses, operations and financial condition. We are required to rely on the ability of our management team and investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.
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
A lack of IPO or merger and acquisition, or M&A, opportunities for private companies, including venture capital-backed and institutional-backed companies could lead to portfolio companies staying longer in our portfolio as private entities still requiring funding. IPO activity in particular has slowed significantly during 2022-2023 and this trend may remain for the foreseeable future. This situation may adversely affect the amount of available funding for early-stage companies in particular as, in general, venture capital, institutional, and other sponsor firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO or M&A transaction. In the best case, such stagnation would dampen returns, and in the worst case, could lead to unrealized depreciation and realized losses as some portfolio companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO or M&A opportunities for private companies can also cause some venture capital, institutional, and other sponsor firms to change their strategies, leading some of them to reduce funding to their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such portfolio companies by other companies, such as ourselves, who are co-investors in such portfolio companies.
Investing in publicly traded companies can involve a high degree of risk and can be speculative.
A portion of our portfolio is invested in publicly traded companies or companies that are in the process of completing an IPO. As publicly traded companies, the securities of these companies may not trade at high volumes, and prices can be volatile, particularly during times of general market volatility, which may restrict our ability to sell our positions and may have a material adverse impact on us.

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
We have invested and intend to continue investing in a number of companies that operate in technology-related industries. A downturn in one or more technology-related industry sectors and particularly those in which we are heavily concentrated could materially adversely affect our financial condition more than if we invested in a wider range of industries. As of December 31, 2023, approximately 78.5% of the fair value of our portfolio comprised investments in three industries: 38.7% comprised investments in the “Drug Discovery and Development” industry, 23.6% comprised investments in the “Software” industry and 16.2% comprised investments in the “Consumer & Business Services” industry. Companies in technology-related industries are subject to numerous risks, including:
•Technology Industry (including Software and Consumer & Business Services Industries) Risk. The market prices and values of companies operating in the technology industry – including software and consumer and business services companies – tend to exhibit a greater degree of risk and volatility than other types of investments. These companies may fall in and out of favor with the public and investors rapidly, which may cause sudden selling and dramatically lower market prices. These companies also may be affected adversely by changes in technology, consumer and business purchasing patterns, short product cycles, falling prices and profits, government regulation, lack of standardization or compatibility with existing technologies, intense competition, aggressive pricing, advances in artificial intelligence and machine learning, dependence on copyright and/or patent protection and/or obsolete products or services. Certain technology-related companies may face special risks that their products or services may not prove to be commercially successful. Technology-related companies are also strongly affected by worldwide scientific or technological developments. As a result, their products may rapidly become obsolete.
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
•Drug Discovery & Development Industry Risk. The success of pharmaceutical companies operating in the drug discovery and development industry is highly dependent on the development, procurement and marketing of drugs. The values of pharmaceutical companies are also dependent on the development, protection and exploitation of intellectual property rights and other proprietary information, and the profitability of pharmaceutical companies may be significantly affected by such things as the expiration of patents or the loss of, or the inability to enforce, intellectual property rights. The research and other costs associated with developing or procuring new drugs and the related intellectual property rights can be significant, and the results of such research and expenditures are unpredictable. There can be no assurance that those efforts or costs will result in the development of a profitable drug. Pharmaceutical companies may be susceptible to product obsolescence. Many pharmaceutical companies face intense competition from new products and less costly generic products. Moreover, the process for obtaining regulatory approval by the FDA or other governmental regulatory authorities is long and costly and there can be no assurance that the necessary approvals will be obtained or maintained.
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
•Biotechnology Industry Risk. The success of biotechnology companies is highly dependent on the development, procurement and/or marketing of drugs, products, and/or technologies. The values of biotechnology companies are also dependent on the development, protection and exploitation of intellectual property rights and other proprietary information, and the profitability of biotechnology companies may be significantly affected by such things as the expiration of patents or the loss of, or the inability to enforce, intellectual property rights. The research and other costs associated with developing or procuring new drugs, products or technologies and the related intellectual property rights can be significant, and the results of such research and expenditures are unpredictable. There can be no assurance that those efforts or costs will result in the development of a profitable drug, product or technology. Moreover, the process for obtaining regulatory approval by the FDA or other governmental regulatory authorities is long and costly and there can be no assurance that the necessary approvals will be obtained or maintained. Biotechnology companies are also subject to rapid and significant technological change and competitive forces that may make drugs, products or technologies obsolete or make it difficult to raise prices and, in fact, may result in price discounting. Biotechnology companies may also be subject to expenses and losses from extensive litigation based on intellectual property, product liability and similar claims.
Failure of biotechnology companies to comply with applicable laws and regulations can result in the imposition of civil and/or criminal fines, penalties and, in some instances, exclusion of participation in government sponsored programs such as Medicare and Medicaid. Biotechnology companies may be adversely affected by government regulation and changes in reimbursement rates. Healthcare providers, principally hospitals, that transact with biotechnology companies, often rely on third party payors, such as Medicare, Medicaid, private health insurance plans and health maintenance organizations to reimburse all or a portion of the cost of healthcare related products or services. Biotechnology companies will continue to be affected by the efforts of governments and third-party payors to contain or reduce health care costs. For example, certain foreign markets control pricing or profitability of biotechnology products and technologies. In the United States, the Inflation Reduction Act has imposed a number of provisions aimed at reducing drug spending and there has been, and there will likely continue to be, a number of additional federal and state proposals to implement additional controls. A biotechnology company’s valuation could be based on the potential or actual performance of a limited number of products. A biotechnology company’s valuation could be affected if one of its products proves unsafe, ineffective or unprofitable. Such companies may also be characterized by thin capitalization and limited markets, financial resources or personnel. The stock prices of companies involved in the biotechnology sector have been and will likely continue to be extremely volatile.
•Life Sciences Industry Risk. Life sciences industries are characterized by limited product focus, rapidly changing technology and extensive government regulation. In particular, technological advances can render an existing product, which may account for a disproportionate share of a company’s revenue, obsolete. Obtaining governmental approval from agencies such as the FDA, the U.S. Department of Agriculture and other governmental agencies for new products can be lengthy, expensive and uncertain as to outcome. Any delays in product development may result in the need to seek additional capital, potentially diluting the interests of existing investors such as the Company. In addition, governmental agencies may, for a variety of reasons, restrict the release of certain innovative technologies of commercial significance, such as genetically altered material. These various factors may result in abrupt advances and declines in the securities prices of particular companies and, in some cases, may have a broad effect on the prices of securities of companies in particular life sciences industries.
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
•Healthcare Services Industry Risk. The operations of healthcare services companies are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the physician self-referral law and analogous state self-referral prohibition statutes, Federal Acquisition Regulations, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage, handling and administration of pharmaceuticals. The Medicare and Medicaid reimbursement rules related to claims submission, enrollment and licensing requirements, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers as well. A violation or departure from any of these legal requirements may result in government audits, lower reimbursements, significant fines and penalties, the potential loss of certification, recoupment efforts or voluntary repayments. If healthcare services companies fail to adhere to all of the complex government regulations that apply to their businesses, such companies could suffer severe consequences that would substantially reduce revenues, earnings, cash flows and stock prices. If healthcare companies are unable to successfully expand their product lines through internal research and development and acquisitions, their business may be materially and adversely affected. In addition, if these companies are unable to successfully grow their businesses through marketing partnerships and acquisitions, their business may be materially and adversely affected.
•Sustainable and Renewable Technology Industry Risk. Companies in sustainable and renewable technology sectors may be subject to extensive regulation by foreign, U.S. federal, state and/or local agencies. Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, new laws, rules or regulations, or changes in government priorities or limitations on government resources could all have an adverse impact on the business and industries of these companies. We are unable to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns. Furthermore, if any of our portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations, which would also impact our ability to realize value since our exit from the investment may be subject to the portfolio company obtaining the necessary regulatory approvals. Our portfolio companies may be subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace. In addition, there is considerable uncertainty about whether foreign, U.S., state and/or local governmental entities will enact or maintain legislation or regulatory programs that mandate reductions in greenhouse gas emissions or provide incentives for sustainable and renewable technology companies. Without such regulatory policies, investments in sustainable and renewable technology companies may not be economical and financing for sustainable and renewable technology companies may become unavailable.
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
The following table shows the fair value of the investments held in portfolio companies as of December 31, 2023, that represent greater than 5% of our net assets:

(in thousands)	December 31, 2023
	Fair Value	Percentage of Net Assets
Axsome Therapeutics, Inc.	$162,022	9.0%
Phathom Pharmaceuticals, Inc.	129,738	7.2%
Corium, Inc.	108,545	6.0%
SeatGeek, Inc.	108,053	6.0%
Worldremit Group Limited	96,020	5.3%

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
•Worldremit Group Limited is a global online money transfer business.
Our financial results could be materially adversely affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.
We may be exposed to higher risks with respect to our investments that include PIK interest or exit fees.
Our investments may include contractual PIK interest and exit fees. PIK interest represents contractual interest added to a loan’s principal balance and is due in accordance with the loan’s amortization terms. Exit fees represent a contractual fee accrued over the life of the loan and is typically due at loan payoff. To the extent PIK interest and exit fees constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
•PIK interest and exit fee instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;
•PIK interest and exit fee instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and
•PIK interest and exit fee instruments may represent a higher credit risk than coupon loans; even if the conditions for income accrual under generally accepted accounting principles in the United States of America are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan.
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
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company might be. Beyond our RIC asset diversification requirements, we do not have fixed guidelines for portfolio diversification, and our investments could be concentrated in relatively few portfolio companies. See “Risk Factors – Risks Related to Operating as a RIC and U.S. Federal Income Taxes.”

We generally will not control our portfolio companies, which may result in the portfolio company making decisions which could adversely impact the value of our investments in the portfolio company’s securities.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in accordance with our Valuation Guidelines adopted pursuant to Rule 2a-5 under the 1940 Act. As of December 31, 2023, portfolio investments, whose fair value is determined in good faith by our Valuation Committee and approved by the Board were approximately 95.1% of our total assets. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Our NAV could be adversely affected if determinations regarding the fair value of these investments were materially higher than the values ultimately realized upon the disposal of such investments.
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
During the year ended December 31, 2023, we received early principal payments and early payoffs on our debt investments of approximately $925.1 million. We are subject to the risk that the debt investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our securities.

The phase-out and replacement of LIBOR may adversely affect the value of our portfolio securities.
As of June 30, 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. Dollar LIBOR settings have been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, recommended replacing U.S. dollar LIBOR with alternative reference rates based on the Secured Overnight Financing Rate (“SOFR”). SOFR significantly differs from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation established a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also created a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the U.S. Federal Reserve. In addition, the U.K. Financial Conduct Authority, which regulates the publisher of LIBOR (ICR Benchmark Administration) has announced that it will require the continued publication of one, three and six month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not being covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period. The transition from LIBOR or the use of synthetic LIBOR in floating-rate debt securities in our portfolio or issued by us could have a material and adverse impact on the value or liquidity of those instruments. The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
We are subject to risks associated with the current interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments.
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors and caps. As of December 31, 2023, approximately 95.9% of our debt investments were at floating rates or floating rates with a floor, and 4.1% of our debt investments were at fixed rates. As a result, a change in market interest rates could have a material adverse effect on our net investment income, in particular with respect to increases from current levels to the level of the interest rate caps on certain investments. In periods of rising interest rates, our cost of funds will increase because the interest rates on the amounts borrowed under our Credit Facilities are floating and are not subject to interest rate caps, which could reduce our net investment income to the extent any debt investments have either fixed interest rates, or floating interest rates subject to an interest rate cap below the then current levels, and as a result such interest rates on these debt investments will not increase.
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
Certain investments that we have made in the past and may make in the future include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. We may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer; however, we may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress. In addition, we anticipate that approximately 50% of our warrants may not realize any exit or generate any returns. Furthermore, because of the financial reporting requirements under U.S. generally accepted accounting principles (“U.S. GAAP”), of those approximately 50% of warrants that we do not realize any exit, the assigned costs to the initial warrants may lead to realized losses when the warrants either expire or are not exercised.
We may expose ourselves to risks when we engage in hedging transactions.
When we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and there can be no assurance that any such hedging arrangements will achieve the desired effect. During the year ended and as of December 31, 2023, we had entered into and held one outstanding foreign currency forward contract. We do not utilize hedge accounting and as such we recognize the value of our derivatives at fair value on the Consolidated Statements of Assets and Liabilities with changes in the net unrealized appreciation (depreciation) on forward currency forward contracts recorded on the Consolidated Statements of Operations.
Our investments in foreign securities or investments denominated in foreign currencies may involve significant risks in addition to the risks inherent in U.S. and U.S.-denominated investments.
Our investment strategy contemplates potential investments in securities of foreign companies. Our total investments at value in foreign companies were approximately $386.4 million or 11.9% of total investments as of December 31, 2023. Investing in foreign companies may expose us to additional risks not typically associated with investing in securities of U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.
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
As of December 31, 2023, we had approximately $335.3 million of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.
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
Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Our secured credit facilities with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”) and MUFG Union Bank, N.A., (the “MUFG Bank Facility”) and our letter of credit facility with Sumitomo Mitsui Banking Corporation (the “SMBC LC Facility” and together with the SMBC Facility and MUFG Bank Facility, our “Credit Facilities”), as well as the July 2024 Notes, February 2025 Notes, June 2025 Notes, June 2025 3-Year Notes, March 2026 A Notes, March 2026 B Notes, September 2026 Notes, January 2027 Notes, 2031 Asset-Backed Notes and 2033 Notes (each term as is individually defined herein and collectively, the “Notes”) contain financial and operating covenants that could restrict our business activities, including our ability to declare dividend distributions if we default under certain provisions. As of December 31, 2023, we had $94.0 million and $61.0 million in borrowings under the SMBC Facility and MUFG Bank Facility and approximately $1.24 billion in aggregate principal outstanding Notes. Further we have an additional $175.0 million SBA Debentures outstanding and incurred by our SBIC subsidiary, as of December 31, 2023.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (1) our actual asset coverage ratio as of December 31, 2023, (2) a hypothetical asset coverage ratio of 200%, and (3) a hypothetical asset coverage ratio of 150% (each excluding our SBA debentures as permitted by our exemptive relief) each at various annual returns on our portfolio as of December 31, 2023, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Annual Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming our actual asset coverage of 228.7% as of December 31, 2023(1)	(23.15)%	(13.67)%	(4.20)%	5.28%	14.76%
Corresponding return to common stockholder assuming 200% asset coverage(2)	(26.45)%	(15.86)%	(5.27)%	5.32%	15.91%
Corresponding return to common stockholder assuming 150% asset coverage(3)	(41.21)%	(25.64)%	(10.07)%	5.50%	21.07%
(1)Assumes $3.4 billion in total assets, $1.6 billion in debt outstanding, $1.8 billion in stockholders’ equity, and an average cost of funds of 4.8%, which is the approximate average cost of our Notes and Credit Facilities for the period ended December 31, 2023. Actual interest payments may be different.
(2)Assumes $3.8 billion in total assets including debt issuance costs on a pro forma basis, $2.0 billion in debt outstanding, $1.8 billion in stockholders’ equity, and an average cost of funds of 4.8%, which is the approximate average cost of our Notes and Credit Facilities for the period ended December 31, 2023, along with the hypothetical estimated incremental cost of debt that would be incurred on offering the maximum permissible debt under the 200% asset coverage. Actual interest payments may be different.
(3)Assumes $5.6 billion in total assets including debt issuance costs on a pro forma basis, $3.8 billion in debt outstanding, $1.8 billion in stockholders’ equity, and an average cost of funds of 4.8%, which is the approximate average cost of our Notes and Credit Facilities for the period ended December 31, 2023, along with the hypothetical estimated incremental cost of debt that would be incurred on offering the maximum permissible debt under the 150% asset coverage. Actual interest payments may be different.
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
The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to certain of the other investment vehicles that we may compete with. BDCs are required, for example, to invest at least 70% of their total assets in certain qualifying assets, including U.S. private or smaller U.S. public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. See “Item 1. Business – Regulation.” Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. See “Certain United States Federal Income Tax Considerations — Qualifying as a Regulated Investment Company.” Operating under these constraints may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Any failure to do so could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements associated with RIC status and subject us to entity-level corporate income taxation, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.
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
Senior Securities. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including the following:
•Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we will be prohibited from issuing debt securities or preferred stock and/or borrowing money from banks or other financial institutions and may not be permitted to declare a dividend or make any distribution to stockholders or repurchase shares until such time as we satisfy this test.
•Any amounts that we use to service our debt or make payments on preferred stock will not be available for dividends to our common stockholders.

•It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.
•We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities and other indebtedness.
•Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.
•Any unsecured debt issued by us would generally rank (i) pari passu with our current and future unsecured indebtedness and effectively subordinated to all of our existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness, and (ii) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries.
Additional Common Stock. We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our Board of Directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. Our stockholders have authorized us to issue common stock at a price below the then-current NAV per share, subject to certain conditions including Board approval, for a twelve-month period expiring on July 20, 2024. See “Risk Factors – Risks Related to our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion of the risks related to us issuing shares of our common stock below NAV. Our stockholders have also authorized us to issue warrants, options or rights to subscribe for, convert to, or purchase shares of our common stock at a price per share below the then-current NAV per share, subject to the applicable requirements of the 1940 Act. There is no expiration date on our ability to issue such warrants, options, rights or convertible securities based on this stockholder approval. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.
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
Shares of closed-end investment companies, including BDCs, may trade at a discount to NAV. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV. In addition, if our common stock trades below our NAV per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board makes certain determinations. While our stockholders have authorized us to issue common stock at a price below the then-current NAV per share, subject to certain conditions including Board approval, for a twelve-month period expiring on July 20, 2024, we cannot predict whether we will make any such sales. See “Risk Factors — Risks Related to our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion related to us issuing shares of our common stock below NAV.
The market price of our securities may be volatile and fluctuate significantly.
Fluctuations in the trading prices of our securities may adversely affect the liquidity of the trading market for our securities and, if we seek to raise capital through future securities offerings, our ability to raise such capital. The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•changes in regulatory policies, accounting pronouncements or tax guidelines;
•the exclusion of BDC common stock from certain market indices, such as what happened with respect to the Russell indices and the Standard and Poor’s indices, could reduce the ability of certain investment funds to own our common stock and limit the number of owners of our common stock and otherwise negatively impact the market price of our common stock;
•inability to obtain any exemptive relief that may be required by us in the future from the SEC;
•loss of our BDC or RIC status or our wholly owned subsidiary’s status as an SBIC;
•changes in our earnings or variations in our operating results;
•changes in the value of our portfolio of investments;
•any shortfall in our investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;
•loss of a major funding source;
•fluctuations in interest rates;
•the operating performance of companies comparable to us;
•departure of our key personnel;
•proposed, or completed, offerings of our securities, including classes other than our common stock;
•global or national credit market changes; and
•general economic trends and other external factors.
Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.
The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below NAV provided that our Board of Directors makes certain determinations. In connection with our 2023 Annual Meeting, we obtained authorization from our stockholders to issue common stock below our then-current NAV per share, subject to certain conditions including Board approval, for a twelve-month period expiring on July 20, 2024. We may also seek such authorization at future annual or special meetings of stockholders. Our stockholders have previously approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Even though we have obtained authorization from our stockholders to issue common stock at a price below our then-current NAV, we cannot predict whether we will make any such sales. Any decision to sell shares of our common stock below the then current NAV per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board that such issuance is in our and our stockholders’ best interests.
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

	Prior to Sale Below NAV	Following Sale Below NAV		Percentage Change
Reduction to NAV
Total Shares Outstanding	1,000,000	1,040,000		4.0%
NAV per share	$10.00	$9.98		(0.2)%
Dilution to Existing Stockholder
Shares Held by Stockholder A	10,000	10,000	(1)	0.0%
Percentage Held by Stockholder A	1.00%	0.96%		(4.0)%
Total Interest of Stockholder A in NAV	$100,000	$99,808		(0.2)%
(1)Assumes that Stockholder A does not purchase additional shares in the sale of shares below NAV.
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
The Notes may or may not have an established trading market. If a trading market in the Notes is developed, it may not be maintained. If the Notes are traded, they may trade at a discount to their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, our financial condition or other relevant factors. Accordingly, a liquid trading market may not develop for any or all of the Notes, and noteholders may not be able to sell Notes at a particular time or at a favorable price. To the extent an active trading market does not develop or is not maintained, the liquidity and trading price for the Notes may be harmed. Accordingly, noteholders may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.
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
The indentures under which the Notes were issued offers limited protections to the holders of the Notes. The terms of the respective Notes indentures do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the Notes. In particular, the terms of the respective Notes indentures do not place any restrictions on our or our subsidiaries’ ability to:
•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to the Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect to any exemptive relief granted to us by the SEC (currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% thereafter after such borrowings);
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness;
•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•enter into transactions with affiliates;

•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•make investments; or
•create restrictions on the payment of distributions or other amounts to us from our subsidiaries.
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
Terms relating to redemption may materially adversely affect the return on any debt securities that we may issue.
With respect to debt securities issued by us that are redeemable at our option, we may choose to redeem such debt securities at times when prevailing interest rates are lower than the interest rate paid on such debt securities. In addition, with respect to debt securities issued by us that are subject to mandatory redemption, we may be required to redeem such debt securities at times when prevailing interest rates are lower than the interest rate paid on such debt securities. In this circumstance, such noteholders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as those debt securities being redeemed. We may redeem our Notes at a redemption price set forth under the terms of the individual indentures. See "Note 5 – Debt." If we choose to redeem our Notes when the fair market value is above par value, such noteholders would experience a loss of any potential premium.
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
We may not be able to prepay the Notes upon a change in control.
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
Upon a change in control event, holders of the notes may require us to prepay for cash some or all of the notes at a prepayment price equal to 100% of the aggregate principal amount of the notes being prepaid, plus accrued and unpaid interest to, but not including, the date of prepayment. If a change in control were to occur, we may not have sufficient funds to prepay any such accelerated indebtedness. The 2033 Notes do not require us to purchase the 2033 Notes in connection with a change of control or any other event. Our Credit Facilities do not require us to repay the Credit Facilities in connection with a change of control, however, certain merger or consolidation transactions may trigger an event of default under the Credit Facilities, which may result in amounts outstanding under the Credit Facilities to be accelerated.
Any inability to renew, extend or replace our Credit Facilities could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.
The MUFG Bank Facility and the SMBC Facility mature in January 2027 and November 2026, respectively. In addition, the SMBC LC Facility has a final maturity date ending January 2026. There can be no assurance that we will be able to renew, extend or replace our Credit Facilities upon maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facilities will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace our Credit Facilities at the time of their respective maturities, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.
Risks Related To Our SBIC Subsidiaries
We, through our wholly owned subsidiary, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of our subsidiary that are superior to the claims of our securities holders.
We, through our wholly owned subsidiary Hercules Capital IV, LP ("HC IV"), have outstanding SBIC debentures guaranteed by the SBA. The debentures guaranteed by the SBA have a maturity of ten years from the date of issuance (maturing in 2031 and 2032) and require semiannual payments of interest. We will need to generate sufficient cash flow to make required interest payments on the debentures. If we are unable to meet the financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the assets of HC IV over our securities holders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us. See “Item 1. Business — Regulation—Small Business Administration Regulations.”
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
To maintain RIC status under Subchapter M Part I of the Code, we must meet the following distribution, income and asset requirements:
•The Distribution Requirements for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. For more information regarding tax treatment, see “Item 1. Business — Certain United States Federal Income Tax Considerations — Taxation as a Regulated Investment Company.” Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are (and may in the future become) subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. In addition, because we receive non-cash sources of income such as PIK interest which involves us recognizing taxable income without receiving the cash representing such income, we may have difficulty meeting the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC and thus become subject to U.S. federal income tax.
•The Income Test will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.
•The Asset Test will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of certain “qualified publicly traded partnerships.”
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
Since, in certain cases, we may recognize taxable income before or without receiving cash representing such income, we may have difficulty meeting the Distribution Requirements necessary to maintain RIC status under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus become subject to U.S. federal income tax. For additional discussion regarding the tax implications of a RIC, please see “Item 1. Business — Certain United States Federal Income Tax Considerations – Taxation as a Regulated Investment Company.”

We may in the future choose to pay distributions in our own stock, in which case you may be required to pay tax in excess of the cash you receive.
We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable by us in cash or in shares of stock (at the stockholders’ election) would satisfy the Distribution Requirements. The IRS has issued guidance providing that a dividend payable in stock or in cash at the election of the stockholders will be treated as a taxable dividend eligible for the dividends paid deduction provided that at least 20% of the total dividend is payable in cash and certain other requirements are satisfied. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such dividend is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
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
General Risk Factors
We are currently operating in a period of economic and political uncertainty, and capital markets may experience periods of disruption and instability in the future. These market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
U.S. capital markets have experienced volatility and disruption in recent years, including as a result of the COVID-19 pandemic, certain regional bank failures, and an inflationary economic environment. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets.
At various times, such disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time again, and may materially worsen in the future, including as a result of U.S. government shutdowns, or future downgrades to the U.S. government's sovereign credit rating or the perceived credit worthiness of the U.S. or other large global economies. In addition, the current U.S. political environment and presidential election and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or an escalation in conflict between Russia and Ukraine or in the Middle East, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.
In addition, the U.S. and global capital markets have in the past, and may in the future, experience periods of extreme volatility and disruption during economic downturns and recessions. Trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. Increases to budget deficits or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations and any risks resulting from any such debt crisis in Europe, the U.S. or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Government shutdowns or austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions, our business and the businesses of our portfolio companies.
Additionally, the Federal Reserve may continue to raise the Federal Funds Rate in 2024. These developments, along with the United States government’s debt ceiling, budget, credit, and deficit concerns, presidential election, and global economic uncertainties and market volatility, could cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.
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
Terrorist attacks, acts of war, public health crises, climate change, or natural disasters may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist acts, acts of war, public health crises (including the COVID-19 outbreak) or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, public health crises, climate change, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, public health crises, climate change, and natural disasters are generally uninsurable.

Technological innovations and industry disruptions, including those related to artificial intelligence and machine learning, may negatively impact us.
Technological innovations, including artificial intelligence and machine learning, have disrupted traditional approaches in multiple industries and can permit younger companies to achieve success and in the process disrupt markets and market practices. We can provide no assurance that new businesses and approaches will not be created that would compete with us and/or our portfolio companies or alter the market practices in which we have been designed to function within and on which we depend on for our investment return. New approaches could damage our investments, disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments.
We may, subject to internal policies, use artificial intelligence or machine learning in connection with our business activities, including investment activities. The use of artificial intelligence and machine learning carries with it certain risks, including the risks that inputs include confidential or personally identifiable information and that outputs contain inaccuracies and errors. The applications of artificial intelligence and machine learning, including those in the investment and financial sectors, continue to develop rapidly, and it is impossible to predict all of the future risks that may arise from such developments. We cannot control the use of artificial intelligence or machine learning in our portfolio companies or third-party products or services and therefore could be exposed to associated risks if our portfolio companies, third-party service providers or any counterparties use artificial intelligence or machine learning in their business activities.
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
Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts and social unrest; and
•cyber-attacks, including software viruses, ransomware, malware and phishing and vishing schemes.
The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and business continuity planning could impair our ability to conduct business effectively.
Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks, which have been occurring globally at a more frequent and severe level and are expected to continue to increase in frequency and severity in the future. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.
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
Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes and may divert management's attention. Any failure to comply with such laws and regulations by us, our service providers, through the use of artificial intelligence or machine learning or otherwise could result in fines, sanctions or other penalties, which could materially and adversely affect our operating results, as well as have a negative impact on our reputation and performance.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Cybersecurity Program Overview
Our cybersecurity program is designed to identify, assess, and manage material risks from cybersecurity threats. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which we rely. We actively monitor the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats. We engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes. We depend on and engage various third parties, including suppliers, vendors, and service providers. Our risk management, legal, information technology, and compliance personnel identify and oversee risks from cybersecurity threats associated with our use of such entities.
Board Oversight of Cybersecurity Risks
Our Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from our Chief Operating Officer and, as appropriate, the Chief Compliance Officer and the Director of Information Technology, regarding the overall state of our cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents.
Management's Role in Cybersecurity Risk Management
Our management, including our Chief Operating Officer and Chief Compliance Officer, is responsible for assessing and managing material risks from cybersecurity threats. Members of Company management possess relevant expertise in various disciplines that are key to effectively managing such risks, such as information systems technology, cybersecurity, regulatory compliance and corporate governance. Our management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel.

Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats are assessed on an ongoing basis, and how such risks could materially affect our business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, us, including our business strategy, operational results, and financial condition.
Item 2.     Properties
Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Until February 12, 2024, our corporate headquarters was located in leased office space at 400 Hamilton Avenue, Suite 310, in Palo Alto, CA. Effective February 12, 2024, we moved our corporate headquarters to 1 North B Street, Suite 2000 in San Mateo, California. We also lease office space in Boston, MA, New York, NY, Bethesda, MD, Denver, CO, Westport, CT, Chicago, IL, San Diego, CA, and London, United Kingdom.
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

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
PRICE RANGE OF COMMON STOCK
Our common stock is traded on the NYSE under the symbol “HTGC.” As of February 2, 2024, we had approximately 134,176 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. There are currently approximately 190 additional beneficial holders of our common stock.
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

		Price Range		Premium/ Discount of High Sales Price to NAV	Premium/ Discount of Low Sales Price to NAV	Cash Distribution per Share(2)
	NAV(1)	High	Low
2021
First quarter	$11.36	$16.60	$14.21	46.1%	25.1%	$0.37
Second quarter	$11.71	$17.66	$15.98	50.8%	36.5%	$0.39
Third quarter	$11.54	$17.56	$16.50	52.2%	43.0%	$0.39
Fourth quarter	$11.22	$18.07	$16.14	61.1%	43.9%	$0.40
2022
First quarter	$10.82	$18.23	$16.56	68.5%	53.0%	$0.48
Second quarter	$10.43	$18.91	$12.82	81.3%	22.9%	$0.48
Third quarter	$10.47	$16.13	$11.45	54.1%	9.4%	$0.50
Fourth quarter	$10.53	$14.92	$11.59	41.7%	10.1%	$0.51
2023
First quarter	$10.82	$16.24	$11.56	50.1%	6.8%	$0.47
Second quarter	$10.96	$15.08	$12.38	37.6%	13.0%	$0.47
Third quarter	$10.93	$18.02	$14.86	64.9%	36.0%	$0.48
Fourth quarter	$11.43	$16.93	$15.09	48.2%	32.1%	$0.48
(1)NAV per share is generally determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Represents the dividend or distribution declared in the relevant quarter.
SALES OF UNREGISTERED SECURITIES
During 2023, 2022, and 2021, we issued 303,960, 259,466, and 248,041 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended ("the Securities Act"). The aggregate value of the shares of our common stock issued under our dividend reinvestment plan during the years ended December 31, 2023, 2022, and 2021 were approximately $4.6 million, $4.0 million, and $4.1 million, respectively.
EQUITY COMPENSATION PLAN INFORMATION
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ISSUER PURCHASES OF EQUITY SECURITIES
The Company did not repurchase common stock on the open market during the years ended 2023, 2022, and 2021. Upon vesting of restricted stock awarded pursuant to our equity compensation plans, shares may be withheld to meet applicable tax withholding requirements. Any shares withheld are treated as common stock purchases by the Company in our consolidated financial statements as they reduce the number of shares received by employees upon vesting. These shares are netted within the amounts “Issuance of common stock under equity-based award plans” and “Shares retired on vesting of equity-based awards” disclosed in the Consolidated Statements of Changes in Net Assets.
DISTRIBUTION POLICY
To maintain our RIC status under the Code, we must distribute to our stockholders dividend distributions of an amount generally at least equal to the Distribution Requirements. See “Item 1. Business - Certain United States Income Tax Considerations.”
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
Distributions from our taxable income to a stockholder generally will be treated as a dividend for U.S. federal income tax purposes to the extent of such stockholder’s allocable share of our current or accumulated earnings and profits. Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Of the distributions declared during the years ended December 31, 2023, 2022, and 2021, 100% were distributions derived from our current and accumulated earnings and profits. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2024 distributions to stockholders will actually be and we cannot assure you that we will achieve results that will permit the payment of any cash distributions.
We maintain an “opt-out” distribution reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare a cash distribution, then our stockholders who have not “opted out” of our distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. During 2023, 2022, and 2021, we issued 303,960, 259,466 and 248,041 shares, respectively, of common stock to stockholders in connection with the distribution reinvestment plan.

PERFORMANCE GRAPH
The following stock performance graph compares the cumulative stockholder return assuming that, on December 31, 2018, a person invested $100 in each of our common stock, the S&P 500 Index, the NASDAQ Financial 100 Index, the S&P BDC Index, and the KBW Regional Bank Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions, prior to any tax effect. It assumes that distributions paid are reinvested in like securities.
*Assumes $100 invested on December 31, 2018 in Hercules Capital, Inc. or the applicable index, and that all dividends are reinvested.
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
The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Item 1A—Risk Factors” and under “Forward-Looking Statements” of this Item 7.
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

Overview
We are a leading specialty finance company with a focus on providing financing solutions to high-growth and innovative venture capital-backed and institutional-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. Our primary business objectives are to increase our net income, net investment income, and net asset value through our investments. We principally invest in debt securities and, to a lesser extent, equity securities, with a particular emphasis on Structured Debt. We expect that our investments will generally range from $25.0 million to $100.0 million, although we may make investments in amounts above or below this range. Through generation of current income from our debt investments and capital appreciation from our warrant and equity investments, we aim to maximize our portfolio total return.
Since inception through December 31, 2023, we have originated approximately $19.0 billion in commitments in over 600 companies. We, our subsidiaries or our affiliates, may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we may earn management or other fees for our services. As of December 31, 2023, Hercules and its Adviser Subsidiary actively manage approximately $4.2 billion of assets.
We are structured as an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which includes securities of private U.S. companies, cash, cash equivalents, and high-quality debt investments that mature in one year or less. Consistent with requirements under the 1940 Act, we invest primarily in United-States based companies and to a lesser extent in foreign companies. We source our investments through our principal office, which was located in Palo Alto, CA until February 12, 2024 and in San Mateo, CA thereafter and presently, as well as through our additional offices in Boston, MA, New York, NY, Bethesda, MD, San Diego, CA, Denver, CO, and London, United Kingdom.
We have elected to be treated for tax purposes as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other requirements, we must maintain certain income, asset, and distribution requirements. As a RIC, we generally will not be subject to U.S. federal income tax on the income that we distribute (or are deemed to distribute) to our stockholders provided that we maintain our RIC status for a given year. See “Certain United States Federal Income Tax Considerations” for additional information.
Portfolio and Investment Activity
The total fair value of our investment portfolio as of December 31, 2023 and December 31, 2022 was as follows:

(in millions)	Fair Value
	December 31, 2023	December 31, 2022
Debt	$3,057.3	$2,795.4
Equity	152.2	134.0
Warrants	33.9	30.6
Investment Funds & Vehicles	4.6	3.9
Total Investment Portfolio	$3,248.0	$2,963.9
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

Our portfolio activity for the years ended December 31, 2023, and 2022 was comprised of the following:

(in millions)	December 31, 2023	December 31, 2022
Investment Commitments (1)
Investment Commitments Originated by Hercules Capital and the Adviser Funds	$2,174.1	$3,121.4
Less: Commitments assigned to or directly committed by the Adviser Funds (3)	(595.6)	(747.1)
Net Total Investment Commitments	$1,578.5	$2,374.3

Gross Debt Commitments Originated by Hercules Capital and the Adviser Funds
New portfolio company	$1,571.0	$2,612.0
Existing portfolio company	589.5	482.3
Sub-total	2,160.5	3,094.3
Less: Debt commitments assigned to or directly committed by the Adviser Funds (3)	(593.7)	(742.4)
Net Total Debt Commitments	$1,566.8	$2,351.9

Investment Fundings (2)
Gross Debt Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$747.3	$1,068.1
Existing portfolio company	836.5	371.5
Sub-total	1,583.8	1,439.6
Less: Debt fundings assigned to or directly funded by the Adviser Funds (3)	(348.8)	(325.5)
Net Total Debt Fundings	$1,235.0	$1,114.1
Equity Investments and Investment Funds and Vehicles Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$2.0	$5.0
Existing portfolio company	12.8	20.4
Sub-total	$14.8	$25.4
Less: Equity fundings assigned to or directly funded by the Adviser Funds (3)	(1.9)	(4.7)
Net Total Equity and Investment Funds and Vehicle Fundings	$12.9	$20.7

Total Unfunded Contractual Commitments (4)	$335.3	$628.9

Non-Binding Term Sheets
New portfolio company	$645.0	$96.7
Existing portfolio company	31.8	39.4
Total	$676.8	$136.1
(1)Includes restructured loans and renewals in addition to new commitments.
(2)Funded amounts include borrowings on revolving facilities.
(3)Commitments and fundings include amounts assigned to, directly committed or originated, funded by the Adviser Funds, as applicable.
(4)Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $127.7 million and $173.5 million of unfunded commitments as of December 31, 2023 and December 31, 2022, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds.
We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the year ended December 31, 2023, we received approximately $975.9 million in aggregate principal repayments. Approximately $50.8 million of the aggregate principal repayments related to scheduled principal payments and approximately $925.1 million were early principal repayments related to 45 portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for the years ended December 31, 2023 and December 31, 2022 was as follows:

(in millions)	December 31, 2023	December 31, 2022
Beginning Portfolio	$2,963.9	$2,434.5
New fundings and restructures	1,598.6	1,465.0
Fundings assigned to or directly funded by the Adviser Funds(1)	(350.7)	(330.2)
Warrants not related to current period fundings	1.3	2.0
Principal payments received on investments	(50.8)	(70.1)
Early payoffs	(925.1)	(373.3)
Proceeds from sale of debt investments	(26.7)	(84.0)
Proceeds from sale of equity investments	(43.2)	(17.6)
Accretion of loan discounts and paid-in-kind principal	59.5	54.8
Net acceleration of loan discounts and loan fees due to early payoffs or restructures	(14.1)	(17.7)
New loan fees	(13.5)	(13.8)
Gain (loss) on investments due to sales or write offs	6.0	(0.3)
Net change in unrealized appreciation (depreciation)	42.8	(85.4)
Ending Portfolio	$3,248.0	$2,963.9
(1)Funded amounts include $338.6 million and $193.2 million of direct fundings of investments made by the Adviser Funds for the years ended December 31, 2023 and 2022, respectively.
Additionally, we may hold investments in debt, warrant, or equity positions of portfolio companies that have filed a registration statement with the SEC in contemplation of a potential initial public offering. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.
The following table presents certain additional selected information regarding our debt investment portfolio as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Number of portfolio companies with debt outstanding	125	120
Percentage of debt bearing a floating rate	95.9%	95.3%
Percentage of debt bearing a fixed rate	4.1%	4.7%
Weighted average core yield (1)(3)	14.3%	13.8%
Weighted average effective yield (2)(3)	15.3%	14.7%
Prime rate at the end of the period	8.50%	7.50%
(1)The core yield is a Non-GAAP financial measure. The core yield on our debt investments excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications, other one-time events, and includes income from expired commitments. Please refer to the "Portfolio Yield" section below for further discussion of this measure.
(2)The effective yield on our debt investments includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events. The effective yield is derived by dividing total investment income from debt investments by the weighted average earning investment portfolio assets outstanding during the year, excluding non-interest earning assets such as warrants and equity investments. Please refer to the "Portfolio Yield" section below for further discussion of this measure.
(3)The core and effective yields represent the weighted average yields for the three month periods ended December 31, 2023 and December 31, 2022. Please refer to the "Portfolio Yield" section below for further discussion of these measures.
Macroeconomic Market Developments
Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more resilient to U.S. and global economic cycles. However, the capital markets continue to fluctuate through a cycle of extended market volatility caused by changes in the inflationary environment, interest rate volatility, disruptions in the banking sector, various geopolitical events, lingering impacts from the global pandemic, and also uncertainty as to the probability of, length, and depth of a global recession. While our portfolio is not immune to the impact of macroeconomic events, the impact of inflation has historically not had a significant effect on our results of operations in any of the reporting periods presented herein. Macroeconomic developments are outside our control and could require us to adjust our plan of operations, impact our financial condition, and impact our results of operations or cash flows in the future.
We will continue to monitor macroeconomic market developments and their related impact to our business, including impacts to our portfolio companies, employees, due diligence and underwriting processes, and the broader financial markets. Given the unpredictability and fluidity of the macroeconomic market, neither our management nor our Board is able to predict the full impact of the macroeconomic events on our business, future results of operations, financial position, or cash flows. However, we believe we and our portfolio are well positioned to manage the current environment. For additional information, see “Part I — Item 1A. Risk Factors” in this annual report on Form 10-K.
Income from Portfolio
We primarily generate revenue in the form of interest income, from our investments in debt securities, and fee income, which is primarily comprised of commitment and facility fees. Interest income is recognized in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. We also generate revenue in the form of capital gains, if any, on warrants or other equity securities that we acquire from our portfolio companies.
As of December 31, 2023, our debt investments generally have a term of between two and five years and typically bear interest at a rate ranging from approximately 8% to approximately 18%. In addition to the cash yields received on our debt investments, in some instances our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.
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
Loan origination and commitment fees are generally received in full at the inception of a loan, are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. As of December 31, 2023 and 2022, unamortized capitalized fee income was recorded as follows:

(in millions)	As of December 31,
	2023	2022
Offset against debt investment cost	$32.9	$43.1
Deferred obligation contingent on funding or other milestone	9.4	10.9
Total Unamortized Fee Income	$42.3	$54.0
Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of December 31, 2023 and 2022, loan exit fees receivable were recorded as follows:

(in millions)	As of December 31,
	2023	2022
Included within debt investment cost	$35.9	$32.5
Deferred receivable related to expired commitments	4.3	5.0
Total Exit Fees Receivable	$40.2	$37.5
Additionally, we have debt investments in our portfolio that earn PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our status as a RIC, the non-cash PIK income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. During the years ended December 31, 2023 and December 31, 2022, we recorded approximately $24.7 million and $20.5 million of PIK income, respectively.
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
•“Total Yield” - The total yield is derived by dividing GAAP basis “Total investment income” by the weighted average GAAP basis value of investment portfolio assets outstanding during the year, including non-interest earning assets such as warrants and equity investments at amortized cost.
•“Effective Yield” on total debt investments - The effective yield is derived by dividing GAAP basis “Total investment income” from debt investments(1) by the weighted average GAAP basis value of debt investment portfolio assets at amortized cost outstanding during the year.
•“Core Yield” on total debt investments – The core yield is a Non-GAAP financial measure. The core yield is derived by dividing “Core investment income from debt investments” by the weighted average GAAP basis value of debt investment portfolio assets at amortized cost outstanding during the year. “Core investment income” adjusts GAAP basis 'Total investment income' from debt investments(1) to exclude fee and other income accelerations attributed to early payoffs, deal restructuring, loan modifications, and other one-time income events, but includes income from expired commitments.

	Three Months Ended December 31,		Year ended December 31,
	2023	2022	2023	2022
Total Yield	14.6%	13.7%	14.6%	11.9%
Effective Yield (1)	15.3%	14.7%	15.4%	12.7%
Core Yield (Non-GAAP) (1)	14.3%	13.8%	14.1%	12.3%
(1)Yield calculated using “Total investment income” excluding bank interest, dividend income, and investment income from other assets for the three months and year ended December 31, 2023.
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

(in thousands)	Three Months Ended December 31,		Year ended December 31,
	2023	2022	2023	2022
GAAP Basis:
Total investment income	$122,603	$100,187	$460,668	$321,688
Less: fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events except income from expired commitments	(8,138)	(5,630)	(38,324)	(12,340)
Non-GAAP Basis:
Core investment income	$114,465	$94,557	$422,344	$309,348
Less: bank interest income, dividend income, and other investment income from other assets	(2,269)	(296)	(5,123)	(667)
Core investment income from debt portfolio	$112,196	$94,261	$417,221	$308,681
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
Another financial measure that we monitor is the total return for our investors, which was approximately 42.0% and (10.1%) during the years ended December 31, 2023 and 2022, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that may be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition
Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation, and product and market extension opportunities.
The following table presents the fair value of the Company’s portfolio by industry sector as of December 31, 2023 and December 31, 2022:

(in thousands)	December 31, 2023		December 31, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$1,257,699	38.7%	$1,150,707	38.8%
Software	764,985	23.6%	798,264	26.9%
Consumer & Business Services	525,973	16.2%	439,384	14.8%
Healthcare Services, Other	300,079	9.3%	198,763	6.7%
All other industries (1)	399,310	12.2%	376,837	12.8%
Total	$3,248,046	100.0%	$2,963,955	100.0%
(1)See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of December 31, 2023 the fair value as a percentage of total portfolio does not exceed 5.0% for any individual industry sector other than “Drug Discovery & Development”, “Software”, “Consumer & Business Services”, or "Healthcare Services, Other".
Industry and sector concentrations vary as new loans are recorded and loans are paid off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and warrants or other equity interests, can fluctuate materially when a loan is paid off or a warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated in several portfolio companies.
For the years ended December 31, 2023 and 2022, our ten largest portfolio companies represented approximately 29.7% and 29.0% of the total fair value of our investments in portfolio companies, respectively. As of December 31, 2023 and December 31, 2022, we had five and eight investments that represented 5% or more of our net assets, respectively. As of December 31, 2023 and December 31, 2022, we had five and four equity investments representing approximately 56.5% and 39.8%, respectively, of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represented more than 10% of the fair value of our total investments as of December 31, 2023 and 2022.
As of December 31, 2023 and 2022, approximately 95.9% and 95.3%, of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime, LIBOR, SOFR, Eurodollar, or BSBY-based interest rate floor, respectively. Note that as of December 31, 2023, no investments were priced using LIBOR based interest rates. Changes in interest rates, including Prime, SOFR, Eurodollar, or BSBY rates, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.
Our investments in Structured Debt generally have detachable equity enhancement features in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of December 31, 2023, we held warrants in 103 portfolio companies, with a fair value of approximately $33.9 million. The fair value of our warrant portfolio increased by approximately $3.3 million, as compared to a fair value of $30.6 million as of December 31, 2022, primarily related to the decrease in fair value of the portfolio companies.
Our existing warrant holdings would require us to invest approximately $61.7 million to exercise such warrants as of December 31, 2023. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 42.71x based on the historical rate of return on our investments. We may also experience losses from our warrant portfolio in the event that warrants are terminated or expire unexercised.
Portfolio Grading
We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of December 31, 2023 and 2022, respectively:

(in thousands)	December 31, 2023			December 31, 2022
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	20	$626,770	20.5%	20	$549,135	19.6%
2	52	1,286,195	42.1%	55	1,171,632	41.9%
3	47	1,040,629	34.0%	40	1,015,199	36.3%
4	5	103,705	3.4%	4	57,807	2.1%
5	1	—	0.0%	1	1,671	0.1%
	125	$3,057,299	100.0%	120	$2,795,444	100.0%
As of December 31, 2023, our debt investments had a weighted average investment grading of 2.24 on a cost basis, as compared to 2.23 as of December 31, 2022. Changes in a portfolio company's investment grading may be a result of changes in portfolio company's performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or are underperforming relative to their respective business plans. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company's investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event. The overall downgrade of the portfolio's weighted average investment grading is reflective of the impact of the current macroeconomic environment.
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
Non-accrual Investments
The following table shows the amortized cost of our performing and non-accrual investments as of December 31, 2023 and December 31, 2022:

(in millions)	As of December 31,
	2023		2022
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	$3,216	99.0%	$2,988	99.4%
Non-accrual	31	1.0%	18	0.6%
Total Investments	$3,247	100.0%	$3,006	100.0%
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

Results of Operations
Our condensed consolidated operating results for the years ended December 31, 2023 and 2022, were as follows:

(in thousands, except per share data)	Year Ended December 31,
	2023	2022
Total investment income	$460,668	$321,688
Total expenses	156,631	133,620
Net investment income	304,037	188,068
Net realized gain (loss):	8,437	(924)
Net change in unrealized appreciation (depreciation):	25,010	(85,063)
Net increase (decrease) in net assets resulting from operations	$337,484	$102,081

Net investment income before gains and losses per common share:
Basic	$2.09	$1.48

Change in net assets resulting from operations per common share:
Basic	$2.32	$0.80
Diluted	$2.31	$0.79
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
Investment Income
Total investment income for the year ended December 31, 2023 was approximately $460.7 million as compared to approximately $321.7 million for the year ended December 31, 2022. Investment income is primarily composed of interest income earned on our debt investments and fee income from commitments, facilities, and other loan related fees.
Interest and Dividend Income
The following table summarizes the components of interest and dividend income for the years ended December 31, 2023 and 2022:

(in thousands)	Year Ended December 31,
	2023	2022
Contractual interest income	$351,883	$249,375
Exit fee interest income	45,747	32,063
PIK interest income	24,670	20,455
Dividend income	1,400	—
Other investment income (1)	10,725	5,365
Total interest and dividend income	$434,425	$307,258
(1)Other investment income includes OID interest income and interest recorded on other assets.
Interest and dividend income for the year ended December 31, 2023 totaled approximately $434.4 million as compared to approximately $307.3 million for the year ended December 31, 2022. The increase in interest and dividend income for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is primarily attributable to an increase in the weighted average principal and an increase in core yield due to increases in the benchmark rates of our debt investment portfolio outstanding between the periods.

Interest income is comprised of recurring interest income from the contractual servicing of loans and non-recurring interest income that is related to the acceleration of income due to early loan repayments and other one-time events during the period.
The following table summarizes recurring and non-recurring interest income for the years ended December 31, 2023 and December 31, 2022:

(in thousands)	Year Ended December 31,
	2023	2022
Recurring interest income	$411,814	$300,013
Non-recurring interest income	22,611	7,245
Total interest income	$434,425	$307,258
A portion of interest income is earned in the form of PIK interest. The following table shows the PIK related activity for the years ended December 31, 2023 and 2022, at cost:

(in thousands)	Year Ended December 31,
	2023	2022
Beginning PIK interest receivable balance	$25,713	$11,801
PIK interest income during the period	24,670	20,455
PIK capitalized as principal or converted to equity or other assets	(3,317)	—
Payments received from PIK loans	(9,036)	(6,176)
Realized gain (loss)	—	(367)
Ending PIK interest receivable balance	$38,030	$25,713
The increase in PIK interest income during the year ended December 31, 2023, as compared to the year ended December 31, 2022 is due to an increase in the weighted average principal outstanding for debt investments which earn PIK interest. Payments on PIK loans are normally received only in the event of payoffs. The PIK receivable for December 31, 2023 and December 31, 2022 was approximately 1% and less than 1% of total debt investments, respectively.
Fee Income
Fee income from commitment, facility and loan related fees for the year ended December 31, 2023 totaled approximately $26.3 million as compared to approximately $14.4 million for the year ended December 31, 2022. The increase in fee income for the year ended December 31, 2023 is primarily due to an increase in the acceleration of unamortized fees, and one-time fees as a result of a higher volume of early repayments on our loan portfolio.
Fee income is comprised of recurring fee income from commitment, facility, and loan related fees, fee income due to expired commitments, and acceleration of fee income due to early loan repayments during the period. The following table summarizes the components of fee income for the years ended December 31, 2023 and December 31, 2022:

(in thousands)	Year Ended December 31,
	2023	2022
Recurring fee income	$8,835	$7,834
Fee income - expired commitments	1,695	1,502
Accelerated fee income - early repayments	15,713	5,094
Total fee income	$26,243	$14,430
In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the years ended December 31, 2023 and 2022, respectively.
Operating Expenses
Our operating expenses are comprised of interest and fees on our debt borrowings, general and administrative expenses, taxes, and employee compensation and benefits. During the years ended December 31, 2023 and 2022, our net operating expenses totaled approximately $156.6 million and $133.6 million, respectively.
Interest and Fees on our Debt
Interest and fees on our debt totaled approximately $77.5 million and $62.3 million for the years ended December 31, 2023 and 2022, respectively. Interest and fee expense during the year ended December 31, 2023, as compared to the year ended December 31, 2022, increased due to higher weighted average borrowing costs and debt outstanding.
We had a weighted average cost of debt of approximately 4.8% and 4.2% for the years ended December 31, 2023 and 2022, respectively. The weighted average cost of debt includes interest and fees on our debt, but excludes the impact of fee accelerations due to the extinguishment of debt. The increase in the weighted average cost of debt during 2023 as compared to 2022, was attributable to increased usage of our Credit Facilities which are floating rate instruments and thus, have a higher cost of debt.
General and Administrative Expenses and Tax Expenses
General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $18.7 million from $16.9 million for the years ended December 31, 2023 and 2022, respectively. The increase in general and administrative expenses for the year ended December 31, 2023 is primarily attributable to an increase in costs of office and travel expenses and certain professional fees. Tax expenses primarily relate to excise tax accruals. Tax expenses were $6.1 million and $5.4 million for the years ended December 31, 2023 and December 31, 2022, respectively.
Employee Compensation
Employee compensation and benefits totaled approximately $50.2 million for the year ended December 31, 2023, as compared to approximately $43.9 million for the year ended December 31, 2022. The increase between comparative periods was primarily due to increased headcount and variable compensation during the year ended December 31, 2023 .
Employee stock-based compensation totaled approximately $13.2 million for the year ended December 31, 2023, as compared to approximately $13.4 million for the year ended December 31, 2022. The decrease between comparative periods was primarily attributable to a decrease in compensation expense related to Performance Awards which vested in 2022.
Expenses allocated to the Adviser Subsidiary
The shared services agreement with the Adviser Subsidiary (the “Sharing Agreement”), provides the Adviser Subsidiary access to our human capital resources, including deal professionals, finance, and administrative functions, as well as other resources including infrastructure assets such as office space and technology. Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the years ended December 31, 2023 and 2022, are net of expenses allocated to the Adviser Subsidiary of $9.1 million and $8.3 million, respectively. The increase in expenses allocated to the Adviser Subsidiary for the year ended December 31, 2023 compared to 2022 is due to higher average assets under management and higher allocations to the Adviser Funds. As of December 31, 2023 and 2022, $0.1 million and $0.1 million, respectively, was due from the Adviser Subsidiary.
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
A summary of net realized gains and losses for the years ended December 31, 2023 and 2022 is as follows:

(in thousands)	Year Ended December 31,
	2023	2022
Realized gains	$29,920	$12,264
Realized losses	(21,493)	(11,798)
Realized foreign exchange gains (losses)	10	2,296
Realized loss on extinguishment of debt	—	(3,686)
Net realized gains (losses)	$8,437	$(924)
During the year ended December 31, 2023, we recognized a net realized gain of $8.4 million. The net realized gains were generated from gross realized gains of $29.9 million primarily from the sale of our equity and warrant positions in Palantir Technologies, Provention Bio, Inc., TransMedics Group, Inc., Sprinklr, Inc., DoorDash, Inc., and Zeta Global Corp. Our gains were offset by gross realized losses of $21.5 million from the write-off of equity and warrant investments in Concert Pharmaceuticals, Inc. and Fungible, Inc. which had no value after the respective portfolio companies were acquired, the write-off of our equity investments in Gynesonics, Inc., Paratek Pharmaceuticals, Inc., Tricida, Inc., Gelesis, Inc. and Flowonix Medical Inc. as a result of capital markets transactions or events. Additionally, we realized a net $6.3 million loss from write-off of our debt investments relating to Codiak Biosciences, Inc. and Esme Learning Solutions, Inc, net of recovered collections of $17.5 million.
During the year ended December 31, 2022, we recognized net realized losses of $0.9 million. The net realized losses included gross realized gains of approximately $12.3 million primarily from the sale of our equity position in Black Crow AI, Inc and Peerless Network Holdings, Inc. Our gains were offset by gross realized losses of $11.8 million, primarily from the write-off of our investments in Regent Education, Medrobotics Corporation, Genocea Biosciences, Inc, Kaleido Biosciences, Inc., and Pineapple Energy LLC during the year. Additionally, during the year ended December 31, 2022, we repaid £19.4 million of principal borrowings under our SMBC Facility and realized a $2.3 million foreign exchange gain. Moreover, as part of the retirement of the 2022 Notes in Q1 2022, we incurred a $3.7 million loss on debt extinguishment. The realized loss on debt extinguishment was related to fees, accrued interest, and the acceleration of debt issuance costs amortization, and is included as a realized loss within the “Loss on debt extinguishment” on the Consolidated Statements of Operations.
The net change in unrealized appreciation and depreciation of our investments is derived from the changes in fair value of each investment determined in good faith by our Valuation Committee and approved by the Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the years ended December 31, 2023 and 2022:

(in thousands)	Year Ended December 31,
	2023	2022
Gross unrealized appreciation on portfolio investments	$198,322	$106,130
Gross unrealized depreciation on portfolio investments	(145,232)	(190,450)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	(11,929)	2,408
Net change in unrealized appreciation (depreciation) on portfolio investments	41,161	(81,912)
Other net changes in unrealized appreciation (depreciation) (1)	(16,151)	(3,151)
Total net change in unrealized appreciation (depreciation) on investments	$25,010	$(85,063)
(1)Includes the net change in unrealized appreciation (depreciation) related to derivative instruments.
During the years ended December 31, 2023 and 2022, we recorded approximately $25.0 million of net unrealized appreciation and $85.1 million of net unrealized depreciation on our investments. The decrease in unrealized depreciation was primarily related to appreciation of our equity, warrants, and investment funds investments during the year ended December 31, 2023. The following table summarizes the key drivers of change in net unrealized appreciation (depreciation) of investments for the years ended December 31, 2023 and 2022:

(in thousands)	Year Ended December 31,
	2023			2022
	Debt	Equity, Warrants and Investment Funds(1)	Total	Debt	Equity, Warrants and Investment Funds(1)	Total
Valuation appreciation (depreciation)	$26,689	26,401	$53,090	$(10,539)	$(73,781)	$(84,320)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	(6,556)	(5,373)	(11,929)	999	1,409	2,408
Other net changes in unrealized appreciation (depreciation)	(15,612)	(539)	(16,151)	(2,586)	(565)	(3,151)
Net change in unrealized appreciation (depreciation)	$4,521	$20,489	$25,010	$(12,126)	$(72,937)	$(85,063)
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
The Adviser Subsidiary
Hercules Capital Management LLC through the Adviser Subsidiary has entered into investment management agreements (the “IMAs”) with the Adviser Funds. Pursuant to the IMAs, the Adviser Subsidiary provides investment advisory and management services to the Adviser Funds in exchange for an asset-based fee. In addition, Hercules Capital Management LLC through its control of the GP Interests for each of the Adviser Funds may receive certain incentive fee allocations. The Adviser Funds are privately offered investment funds exempt from registration under the 1940 Act that invest in debt and equity investments in venture or institutionally backed technology related and life sciences companies.
Hercules Adviser LLC, the Adviser Subsidiary, receives fee income for the services provided to the Adviser Funds. The Adviser Subsidiary’s contribution to our net investment income is derived from dividend income declared by the Adviser Subsidiary and interest income earned on loans to the Adviser Subsidiary. For the years ended December 31, 2023 and 2022, $1.4 million and no dividends were declared by the Adviser Subsidiary, respectively.
For the years ended December 31, 2022 and December 31, 2021
A comparison of the fiscal years ended December 31, 2022 and December 31, 2021 can be found in our Form 10-K for the fiscal year ended December 31, 2022 within “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”, which is incorporated herein by reference.
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
During the year ended December 31, 2023, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt borrowings on our credit facilities, and (iv) equity offerings.
During the year ended December 31, 2023, our operating activities provided $68.3 million of cash and cash equivalents, compared to $424.8 million used during the year ended December 31, 2022. The $493.1 million decrease in cash used in operating activities was primarily due to a $472.0 million increase in principal, fee repayments, and proceeds received from the sale of debt investments, $28.0 million increase in proceeds received from the sale of equity and warrant investments.
During the year ended December 31, 2023, our investing activities used approximately $887 thousand of cash, compared to $114 thousand used during the year ended December 31, 2022. The $773 thousand increase in cash used in investing activities was due to an increase in purchases of furniture, fixtures, and other capital equipment.
During the year ended December 31, 2023, our financing activities provided $22.7 million of cash, compared to $314.5 million provided during the year ended December 31, 2022. The $291.8 million decrease in cash provided by financing activities was primarily due to decreased net borrowings of $363.6 million and an increase in dividend distributions, which increased $28.6 million to $273.7 million total dividend distributions made during the year ended December 31, 2023 compared to $245.1 million dividend distributions during the year ended December 31, 2022. Partially offsetting these movements was a $108.6 million increase in equity issued (net of offering costs) through our overnight offering and ATM program, which for the year ended December 31, 2023 approximated $338.2 million compared to $229.7 million for the year ended December 31, 2022.
As of December 31, 2023, net assets totaled $1.8 billion, with a NAV per share of $11.43. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.
Available liquidity and capital resources as of December 31, 2023
As of December 31, 2023, we had $743.9 million in available liquidity, including $98.9 million in cash, cash equivalents, and available borrowing capacity of approximately $131.0 million under the SMBC Facility, $175.0 million under our SMBC letter of credit facility, and $339.0 million under the MUFG Bank Facility. Additional liquidity is available through accordion provisions within the terms of our Credit Facilities, through which the available borrowing capacity can be increased by an aggregate $475.0 million, subject to certain conditions. Further, the SMBC letter of credit facility may also be increased by an additional $225.0 million (up to $400.0 million), subject to certain conditions. Total amounts outstanding as of December 31, 2023, were $155.0 million outstanding under our Credit Facilities, which are floating interest rate obligations, and the remaining $1,415.0 million of term debt outstanding, which are all fixed interest rate debt obligations.
Not considered above, as of December 31, 2023, we held $17.1 million of cash classified as restricted cash. Our restricted cash relates to amounts that are held as collateral securing certain of our financing transactions, including collections of interest and principal payments on assets that are securitized related to the 2031 Asset-Backed Notes. Based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations. Refer to “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional discussion of our debt obligations.
The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of December 31, 2023, our asset coverage ratio under our regulatory requirements as a BDC was 228.7% excluding our SBA debentures. Our exemptive order from the SEC allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 214.7% as of December 31, 2023.
The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below NAV provided that our Board makes certain determinations. On July 20, 2023, we obtained authorization from our stockholders to issue common stock at a price below our then-current NAV per share for a twelve-month period expiring on July 20, 2024, subject to certain conditions. For a further discussion, refer to Part I, Item 1A “Risk Factors - Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then-current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.” appearing elsewhere in this report.
As detailed above, our diverse and well-structured balance sheet is designed to provide a long-term focused and sustainable investment platform. Currently, we believe we have ample liquidity to support our near-term capital requirements. As the impact of the macro-economic events, potential global recession, acts of terrorism, war, geopolitical events, and the related disruption to markets and business continues to impact the economy, we will continue to evaluate our overall liquidity position and take proactive steps to maintain the appropriate liquidity position based upon the current circumstances.
Equity Offerings
We may from time-to-time issue and sell shares of our common stock through public or ATM offerings. We currently sell shares through our equity distribution agreement with JMP Securities LLC (“JMP”) and Jefferies LLC

(“Jefferies”) (the “2023 Equity Distribution Agreement”) entered into on May 5, 2023. The 2023 Equity Distribution Agreement provides that we may offer and sell up to 25.0 million shares of our common stock from time to time through JMP or Jefferies, as our sales agents. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. The 2023 Equity Distribution Agreement replaced the ATM equity distribution agreement between us, JMP and Jefferies executed on May 9, 2022.Additionally, on August 7, 2023 we entered into an underwriting agreement with Morgan Stanley & Co. LLC, UBS Securities, and Wells Fargo Securities, LLC as joint book-running managers to sell 6.5 million shares of our common stock through an upsized public offering. We generally use net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of December 31, 2023, approximately 17.3 million shares remain available for issuance and sale under the current equity distribution agreement.
During the year ended December 31, 2023, we issued and sold 22.7 million shares of our common stock receiving total accumulated net proceeds of approximately $338.2 million. This is an increase from the year ended December 31, 2022, where we issued and sold 14.6 million shares of our common stock receiving total accumulated net proceeds of approximately $229.7 million.
Stock Repurchase
We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. We had no common stock repurchases during the years ended 2021, 2022, or 2023.
Commitments and Obligations
Our significant cash requirements generally relate to our debt obligations. As of December 31, 2023, we had $1,570.0 million of debt outstanding, $105.0 million due within the next year, $689.0 million being due within 1 to 3 years, and $776.0 million being due beyond 3 years.
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
As of December 31, 2023, we had approximately $335.3 million of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones, as well as uncalled capital commitments to make investments in private equity funds. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The available unfunded commitments excludes unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) $127.7 million of unfunded commitments which represent the portion of portfolio company commitments assigned to or directly committed by the Adviser Funds.
Additionally, we had approximately $676.8 million of non-binding term sheets outstanding to seven new companies and two existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.
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

(in thousands)	Change in unrealized appreciation (depreciation)
Basis Point Change
(100)	$37,485
(50)	$20,761
50	$(20,945)
100	$(42,223)
For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to "Note 3 -Fair Value of Financial Instruments" included in the notes.
Item 7A.     Quantitative and Qualitative Disclosure About Market Risk
We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including Prime, SOFR, and BSBY rates, to the extent our debt investments include variable interest rates. As of December 31, 2023, approximately 95.9% of the loans in our portfolio had variable rates based on floating Prime, SOFR, or BSBY rates with a floor. The majority of our loans are linked to the Prime rate and comprise 69.2% of the loan portfolio as of December 31, 2023. Our debt borrowings under the Credit Facilities bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2023, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt.

(in thousands)
Basis Point Change	Interest Income	Interest Expense	Net Income	EPS
(200)	$(41,785)	$(4,207)	$(37,578)	$(0.25)
(100)	$(22,230)	$(2,103)	$(20,127)	$(0.13)
(75)	$(17,271)	$(1,578)	$(15,693)	$(0.10)
(50)	$(11,759)	$(1,052)	$(10,707)	$(0.07)
(25)	$(6,075)	$(526)	$(5,549)	$(0.04)
25	$6,408	$526	$5,882	$0.04
50	$12,815	$1,052	$11,763	$0.08
75	$19,183	$1,578	$17,605	$0.12
We generally do not engage in hedging activities. From time-to-time, we may hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the year ended December 31, 2023, we have entered into a foreign currency forward to limit our foreign currency exposure with respect to the British Pound. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this report.
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

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Hercules Capital, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Hercules Capital, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Hercules Capital, Inc. and its subsidiaries as of December 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015, and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years ended December 31, 2014 through 2020 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of Hercules Capital, Inc. and its subsidiaries for each of the ten years in the period ended December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.
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
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022 by correspondence with the custodians, agent banks and portfolio company investees; when replies were not received, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Valuation of Investments - Level 3 Investments in Senior Secured Debt, Unsecured Debt, Preferred Stock, Common Stock
As described in Notes 2 and 3 to the consolidated financial statements, approximately 97% of the Company’s $3,248 million total investments in securities as of December 31, 2023 represents investments in level 3 senior secured debt, unsecured debt, preferred stock, and common stock whose fair value, as disclosed by management, is determined in good faith by the Board of Directors. Management applied significant judgment in determining the fair value of these level 3 investments, which involved the use of significant unobservable inputs related to i) hypothetical market yields, premiums/(discounts) and the probability weighting of alternative outcomes for debt securities; and ii) the revenue and/or EBITDA multiples, market equity adjustments, discounts for lack of marketability, tangible book value multiple, and cash flow discount rate for equity securities.
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
February 15, 2024
We have served as the Company’s auditor since 2010.

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)
	December 31, 2023	December 31, 2022
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $3,143,851 and $2,918,425, respectively)	$3,133,042	$2,887,497
Control investments (cost of $103,182 and $87,271, respectively)	115,004	76,458
Total investments, at fair value (cost of $3,247,033 and $3,005,696, respectively; fair value amounts related to a VIE $254,868 and $236,585, respectively)	3,248,046	2,963,955
Cash and cash equivalents	98,899	15,797
Restricted cash (amounts related to a VIE $17,114 and $10,079, respectively)	17,114	10,079
Interest receivable	32,741	31,682
Right of use asset	4,787	4,986
Other assets	15,339	2,356
Total assets	$3,416,926	$3,028,855

Liabilities
Debt (net of debt issuance costs - Note 5; amounts related to a VIE $148,544 and $147,957, respectively)	$1,554,869	$1,574,351
Accounts payable and accrued liabilities	54,156	47,539
Operating lease liability	5,195	5,506
Total liabilities	$1,614,220	$1,627,396

Commitments and contingencies (Note 11)

Net assets consist of:
Common stock, par value	$158	$134
Capital in excess of par value	1,662,535	1,341,416
Total distributable earnings	140,013	59,909
Total net assets	$1,802,706	$1,401,459
Total liabilities and net assets	$3,416,926	$3,028,855

Shares of common stock outstanding ($0.001 par value and 200,000 authorized)	157,758	133,045
Net asset value per share	$11.43	$10.53
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	For the Year Ended December 31,
	2023	2022	2021
Investment income:
Interest and dividend income:
Non-control/Non-affiliate investments	$429,783	$301,433	$249,341
Control investments	4,642	4,621	4,009
Affiliate investments	—	1,204	10
Total interest and dividend income	434,425	307,258	253,360
Fee income:
Non-control/Non-affiliate investments	26,148	14,362	27,557
Control investments	95	68	59
Total fee income	26,243	14,430	27,616
Total investment income	460,668	321,688	280,976
Operating expenses:
Interest	67,620	54,749	54,447
Loan fees	9,845	7,598	8,657
General and administrative	18,696	16,948	16,111
Tax expenses	6,071	5,416	7,928
Employee compensation:
Compensation and benefits	50,258	43,852	36,970
Stock-based compensation	13,242	13,378	11,930
Total employee compensation	63,500	57,230	48,900
Total gross operating expenses	165,732	141,941	136,043
Expenses allocated to the Adviser Subsidiary	(9,101)	(8,321)	(5,035)
Total net operating expenses	156,631	133,620	131,008
Net investment income	304,037	188,068	149,968
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss):
Non-control/Non-affiliate investments	8,437	1,004	87,438
Affiliate investments	—	1,758	(62,143)
Loss on extinguishment of debt	—	(3,686)	(4,419)
Total net realized gain (loss)	8,437	(924)	20,876
Net change in unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	2,376	(88,874)	(57,818)
Control investments	22,634	(278)	(2,677)
Affiliate investments	—	4,089	63,806
Total net change in unrealized appreciation (depreciation)	25,010	(85,063)	3,311
Total net realized gain (loss) and net change in unrealized appreciation (depreciation)	33,447	(85,987)	24,187
Net increase (decrease) in net assets resulting from operations	$337,484	$102,081	$174,155

Net investment income before gains and losses per common share:
Basic	$2.09	$1.48	$1.29
Change in net assets resulting from operations per common share:
Basic	$2.32	$0.80	$1.50
Diluted	$2.31	$0.79	$1.49
Weighted average shares outstanding:
Basic	144,091	125,189	114,742
Diluted	144,826	126,659	115,955
Distributions paid per common share:
Basic	$1.90	$1.97	$1.55
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(amounts in thousands)
	Common Stock		Capital in excess of par value	Distributable Earnings	Net Assets
	Shares	Par Value
Balance as of December 31, 2020	114,726	$115	$1,158,198	$133,391	$1,291,704
Net increase in net assets resulting from operations	—	—	—	174,155	174,155
Public offering, net of offering expenses	639	1	10,619	—	10,620
Issuance of common stock under equity-based award plans	1,311	1	3,902	—	3,903
Shares retired on vesting of equity-based awards	(305)	—	(6,719)	—	(6,719)
Distributions reinvested in common stock	248	—	4,074	—	4,074
Distributions	—	—	—	(179,575)	(179,575)
Stock-based compensation (1)	—	—	10,385	—	10,385
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(88,552)	88,552	—
Balance as of December 31, 2021	116,619	$117	$1,091,907	$216,523	$1,308,547
Net increase in net assets resulting from operations	—	—	—	102,081	102,081
Public offering, net of offering expenses	14,559	15	229,644	—	229,659
Issuance of common stock under equity-based award plans	922	1	1,483	—	1,484
Shares retired on vesting of equity-based awards	(295)	—	(6,016)	—	(6,016)
Distributions reinvested in common stock	259	—	3,953	—	3,953
Issuance of Convertible Notes	981	1	(1)	—
Distributions	—	—	—	(249,077)	(249,077)
Stock-based compensation (1)	—	—	10,828	—	10,828
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	9,618	(9,618)	—
Balance as of December 31, 2022	133,045	$134	$1,341,416	$59,909	$1,401,459
Net increase in net assets resulting from operations	—	—	—	337,484	337,484
Public offering, net of offering expenses	22,728	22	338,193	—	338,215
Issuance of common stock under equity-based award plans	1,932	2	493	—	495
Shares retired on vesting of equity-based awards	(251)	—	(13,197)	—	(13,197)
Distributions reinvested in common stock	304	—	4,624	—	4,624
Distributions	—	—	—	(278,301)	(278,301)
Stock-based compensation (1)	—	—	11,927	—	11,927
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(20,921)	20,921	—
Balance as of December 31, 2023	157,758	$158	$1,662,535	$140,013	$1,802,706
(1)Stock-based compensation includes $117 thousand, $149 thousand, and $125 thousand of restricted stock and option expense related to director compensation for the years ended December 31, 2023, 2022 and 2021, respectively.
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Year Ended December 31,
	2023	2022	2021
Cash flows from (used in) operating activities:
Net increase in net assets resulting from operations	$337,484	$102,081	$174,155
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,598,584)	(1,465,035)	(1,467,129)
Fundings assigned to Adviser Funds	350,686	330,164	125,295
Principal and fee repayments received and proceeds from the sale of debt investments	1,002,433	530,441	1,183,014
Proceeds from the sale of equity investments	43,202	15,201	111,890
Net change in unrealized (appreciation) depreciation	(25,010)	85,063	(3,311)
Net realized (gain) loss	(8,437)	(2,762)	(25,295)
Accretion of paid-in-kind principal	(24,670)	(20,455)	(11,210)
Accretion of loan discounts	(6,939)	(4,697)	(3,842)
Accretion of loan discount on convertible notes	—	112	671
Accretion of loan exit fees	(24,961)	(24,532)	(23,512)
Change in loan income, net of collections	23,796	26,687	35,045
Unearned fees related to unfunded commitments	(2,650)	2,201	(2,034)
Realized loss on extinguishment of debt	—	364	4,419
Amortization of debt fees and issuance costs	6,980	5,562	6,368
Depreciation and amortization	190	204	317
Stock-based compensation and amortization of restricted stock grants (1)	11,927	10,828	10,385
Change in operating assets and liabilities:
Interest receivable	(1,050)	(14,212)	1,712
Other assets	(22,466)	406	2,175
Accrued liabilities	6,347	(2,420)	9,508
Net cash provided by (used in) operating activities	68,278	(424,799)	128,621
Cash flows used in investing activities:
Purchases of capital equipment	(887)	(114)	(106)
Net cash (used in) investing activities	(887)	(114)	(106)
Cash flows provided by (used in) financing activities:
Issuance of common stock	344,347	232,090	10,829
Offering expenses	(6,132)	(2,431)	(209)
Retirement of employee shares, net	(12,702)	(4,532)	(2,816)
Distributions paid	(273,677)	(245,124)	(175,501)
Issuance of debt	659,000	1,274,237	1,736,975
Repayment of debt	(683,000)	(931,198)	(1,787,043)
Debt issuance costs	—	(6,742)	(5,632)
Fees paid for credit facilities and debentures	(5,090)	(1,776)	(6,475)
Net cash provided by (used in) financing activities	22,746	314,524	(229,872)
Net increase (decrease) in cash, cash equivalents and restricted cash	90,137	(110,389)	(101,357)
Cash, cash equivalents and restricted cash at beginning of period	25,876	136,265	237,622
Cash, cash equivalents and restricted cash at end of period	$116,013	$25,876	$136,265

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$67,149	$52,075	$51,469
Income tax, including excise tax, paid	$5,267	$7,376	$3,759
Distributions reinvested	$4,624	$3,953	$4,074
(1)Stock-based compensation includes $117 thousand, $149 thousand, and $125 thousand of restricted stock and option expense related to director compensation for the years ended December 31, 2023, 2022, and 2021, respectively.
The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

(in thousands)	For the Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$98,899	$15,797	$133,115
Restricted cash	17,114	10,079	3,150
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$116,013	$25,876	$136,265
See “Note 2 – Summary of Significant Accounting Policies” for a description of cash, cash equivalents and restricted cash.
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Debt Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Senior Secured	June 2026	Prime + 3.00%, Floor rate 6.50%, PIK Interest 1.00%, 5.95% Exit Fee	$15,049	$15,069	$15,508	(13)(14)
PathAI, Inc.	Senior Secured	January 2027	Prime + 2.15%, Floor rate 9.15%, 9.81% Exit Fee	$32,000	31,941	32,519	(12)
Subtotal: Biotechnology Tools (2.66%)*					47,010	48,027
Communications & Networking
Aryaka Networks, Inc.	Senior Secured	July 2026	Prime + 3.25%, Floor rate 6.75%, PIK Interest 1.05%, 3.55% Exit Fee	$25,153	24,943	26,000	(12)(14)(19)
Cytracom Holdings LLC	Senior Secured	February 2025	3-month SOFR + 9.72%, Floor rate 10.62%	$3,267	3,239	3,272	(11)(17)(18)
Subtotal: Communications & Networking (1.62%)*					28,182	29,272
Consumer & Business Services
Altumint, Inc.	Senior Secured	December 2027	Prime + 3.65%, Floor rate 12.15%, 2.50% Exit Fee	$10,000	9,905	9,905	(15)(17)
AppDirect, Inc.	Senior Secured	April 2026	Prime + 5.50%, Floor rate 8.75%, 7.12% Exit Fee	$55,790	57,653	59,507	(12)
Carwow LTD	Senior Secured	December 2024	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 4.95% Exit Fee	£19,146	26,834	25,157	(5)(10)(14)
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 8.50%	$23,340	23,340	23,244	(9)(14)
Jobandtalent USA, Inc.	Senior Secured	February 2025	1-month SOFR + 8.86% Floor rate 9.75%, 3.00% Exit Fee	$14,000	14,095	14,259	(5)(10)
Plentific Ltd	Senior Secured	October 2026	Prime + 2.55%, Floor rate 11.05%, 2.95% Exit Fee	$875	853	853	(5)(10)(17)
Provi	Senior Secured	December 2026	Prime + 4.40%, Floor rate 10.65%, 2.95% Exit Fee	$15,000	14,904	15,046	(15)
Rhino Labs, Inc.	Senior Secured	June 2024	Prime + 5.50%, Floor rate 8.75%, PIK Interest 2.25%	$4,710	4,704	4,704	(14)(15)
Riviera Partners LLC	Senior Secured	April 2027	3-month SOFR + 8.26%, Floor rate 9.26%	$36,868	36,339	34,659	(17)(18)
RVShare, LLC	Senior Secured	December 2026	3-month SOFR + 5.50%, Floor rate 6.50%, PIK Interest 4.00%	$28,876	28,404	28,888	(13)(14)(15)
SeatGeek, Inc.	Senior Secured	May 2026	Prime + 7.00%, Floor rate 10.50%, PIK Interest 0.50%, 4.00% Exit Fee	$25,199	25,126	25,869	(11)(14)(16)
	Senior Secured	July 2026	Prime + 2.50%, Floor rate 10.75%, PIK Interest 0.50%, 3.00% Exit Fee	$77,642	77,170	79,119	(12)(14)(16)
Total SeatGeek, Inc.				$102,841	102,296	104,988
Skyword, Inc.	Senior Secured	November 2026	Prime + 2.75%, Floor rate 9.25%, PIK Interest 1.75%, 3.00% Exit Fee	$9,169	9,189	9,311	(13)(14)
Tectura Corporation	Senior Secured	July 2024	FIXED 8.25%	$8,250	8,250	8,250	(7)
Thumbtack, Inc.	Senior Secured	April 2026	Prime + 4.95%, Floor rate 8.20%, PIK Interest 1.50%, 3.95% Exit Fee	$10,258	10,317	10,639	(12)(14)(17)
Udacity, Inc.	Senior Secured	September 2024	Prime + 4.50%, Floor rate 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$53,000	53,989	53,130	(12)(14)
Veem, Inc.	Senior Secured	March 2025	Prime + 4.00%, Floor rate 7.25%, PIK Interest 1.25%, 4.50% Exit Fee	$5,107	5,176	5,230	(13)(14)
	Senior Secured	March 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.50%, 4.50% Exit Fee	$5,110	5,189	5,286	(12)(14)
Total Veem, Inc.				$10,217	10,365	10,516
Worldremit Group Limited	Senior Secured	February 2025	3-month SOFR + 9.40%, Floor rate 10.25%, 3.20% Exit Fee	$88,250	89,318	89,653	(5)(10)(11)(12)(16) (19)
	Senior Secured	February 2025	1-month SOFR + 9.35%, Floor rate 10.25%, 3.20% Exit Fee	$6,250	6,308	6,344	(5)(10)(16)(19)
Total Worldremit Group Limited				$94,500	95,626	95,997
Subtotal: Consumer & Business Services (28.24%)*					507,063	509,053
Diversified Financial Services
Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)	Unsecured	September 2026	FIXED 11.50%	$25,000	24,663	24,663	(7)(20)
	Unsecured	September 2026	FIXED 11.95%	$10,000	9,815	9,815	(7)(20)
Total Gibraltar Acquisition, LLC				$35,000	34,478	34,478
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Hercules Adviser LLC	Unsecured	June 2025	FIXED 5.00%	$12,000	$12,000	$12,000	(7)(23)
Next Insurance, Inc.	Senior Secured	February 2028	Prime - (1.50%), Floor rate 4.75%, PIK Interest 5.50%	$10,469	10,286	10,618	(14)(17)(19)
Subtotal: Diversified Financial Services (3.17%)*					56,764	57,096
Drug Discovery & Development
Akero Therapeutics, Inc.	Senior Secured	January 2027	Prime + 3.65%, Floor rate 7.65%, 5.85% Exit Fee	$12,500	12,525	13,065	(10)(13)(17)
Aldeyra Therapeutics, Inc.	Senior Secured	October 2024	Prime + 3.10%, Floor rate 8.60%, 8.90% Exit Fee	$15,000	15,152	15,152	(11)
Alladapt Immunotherapeutics Inc.	Senior Secured	September 2026	Prime + 3.65%, Floor rate 8.40%, Cap rate 10.90%, 5.30% Exit Fee	$35,000	35,173	36,855	(13)
AmplifyBio, LLC	Senior Secured	January 2027	Prime + 2.50%, Floor rate 9.50%, Cap rate 10.75%, 5.85% Exit Fee	$24,000	24,120	24,514	(15)
ATAI Life Sciences N.V.	Senior Secured	August 2026	Prime + 4.55%, Floor rate 8.55%, 6.95% Exit Fee	$10,500	10,695	10,904	(5)(10)
Axsome Therapeutics, Inc.	Senior Secured	January 2028	Prime + 2.20%, Floor rate 9.95%, Cap rate 10.70%, 5.78% Exit Fee	$143,350	143,646	150,255	(10)(11)(12)(16)
Bicycle Therapeutics PLC	Senior Secured	July 2025	Prime + 4.55%, Floor rate 8.05%, Cap rate 9.05%, 5.00% Exit Fee	$11,500	11,880	11,783	(5)(10)(11)(12)
BiomX, INC	Senior Secured	September 2025	Prime +5.70%, Floor rate 8.95%, 6.55% Exit Fee	$6,448	6,807	6,790	(5)(10)(11)
Braeburn, Inc.	Senior Secured	October 2028	Prime + 2.45%, Floor rate 10.95%, PIK Interest 1.10%, 5.45% Exit Fee	$52,601	52,185	52,185	(14)
BridgeBio Pharma, Inc.	Senior Secured	November 2026	FIXED 9.00%, 2.00% Exit Fee	$38,167	38,124	35,498	(12)(13)(14)
Cellarity, Inc.	Senior Secured	June 2026	Prime + 5.70%, Floor rate 8.95%, 3.75% Exit Fee	$29,193	29,482	30,051	(13)(15)
COMPASS Pathways plc	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.75%, PIK Interest 1.40%, 4.75% Exit Fee	$24,144	23,798	24,601	(5)(10)(14)
Corium, Inc.	Senior Secured	September 2026	Prime + 5.70%, Floor rate 8.95%, 7.75% Exit Fee	$105,225	107,667	108,545	(13)(16)
Curevo, Inc.	Senior Secured	June 2027	Prime + 1.70%, Floor rate 9.70%, 6.95% Exit Fee	$10,000	9,821	10,076	(15)
Eloxx Pharmaceuticals, Inc.	Senior Secured	April 2025	Prime + 6.25%, Floor rate 9.50%, 6.55% Exit Fee	$3,099	3,789	3,731	(15)
enGene, Inc.	Senior Secured	January 2028	Prime + 0.75%, Floor rate 9.25%, Cap rate 9.75%, PIK Interest 1.15%, 5.50% Exit Fee	$15,750	15,550	15,550	(5)(10)
G1 Therapeutics, Inc.	Senior Secured	November 2026	Prime + 5.65%, Floor rate 9.15%, 11.41% Exit Fee	$38,750	39,679	40,421	(11)(12)(15)
Geron Corporation	Senior Secured	April 2025	Prime + 4.50%, Floor rate 9.00%, 6.55% Exit Fee	$30,200	31,005	31,210	(10)(12)(13)
Gritstone Bio, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 7.15%, Cap rate 8.65%, PIK Interest 2.00%, 5.75% Exit Fee	$30,532	30,717	30,909	(13)(14)
Heron Therapeutics, Inc.	Senior Secured	February 2026	Prime + 1.70%, Floor rate 9.95%, PIK Interest 1.50%, 3.00% Exit Fee	$20,095	19,788	19,788	(14)(15)(17)
Hibercell, Inc.	Senior Secured	May 2025	Prime + 5.40%, Floor rate 8.65%, 4.95% Exit Fee	$12,535	13,117	13,181	(13)(15)
HilleVax, Inc.	Senior Secured	May 2027	Prime + 1.05%, Floor rate 4.55%, Cap rate 6.05%, PIK Interest 2.85%, 7.15% Exit Fee	$20,524	20,685	20,335	(14)(15)
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 15.13% Exit Fee	$5,500	5,532	5,752	(10)(15)(17)
Locus Biosciences, Inc.	Senior Secured	July 2025	Prime + 6.10%, Floor rate 9.35%, 4.95% Exit Fee	$5,399	5,651	5,686	(15)
Madrigal Pharmaceutical, Inc.	Senior Secured	May 2026	Prime + 2.45%, Floor rate 8.25%, 5.35% Exit Fee	$78,200	78,728	81,945	(10)
Phathom Pharmaceuticals, Inc.	Senior Secured	December 2027	Prime + 1.35%, Floor rate 9.85%, PIK Interest 2.15%, 7.29% Exit Fee	$129,699	130,934	128,326	(10)(12)(14)(15)(16) (17)(22)
Redshift Bioanalytics, Inc.	Senior Secured	January 2026	Prime + 4.25%, Floor rate 7.50%, 3.80% Exit Fee	$5,000	5,047	5,119	(15)
Replimune Group, Inc.	Senior Secured	October 2027	Prime + 1.75%, Floor rate 7.25%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$31,416	31,450	32,702	(10)(12)(14)
Tarsus Pharmaceuticals, Inc.	Senior Secured	February 2027	Prime + 4.45%, Floor rate 8.45%, Cap rate 11.45%, 4.75% Exit Fee	$12,375	12,488	12,916	(10)(13)(17)
TG Therapeutics, Inc.	Senior Secured	January 2026	Prime + 1.20%, Floor rate 8.95%, PIK Interest 2.25%, 5.69% Exit Fee	$65,770	66,439	67,610	(10)(11)(12)(14)
uniQure B.V.	Senior Secured	January 2027	Prime + 4.70%, Floor rate 7.95%, 6.10% Exit Fee	$70,000	71,157	73,318	(5)(10)(11)(12)
Valo Health, LLC	Senior Secured	May 2024	Prime + 6.45%, Floor rate 9.70%, 3.85% Exit Fee	$2,396	2,808	2,808	(11)(13)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Verona Pharma, Inc.	Senior Secured	December 2028	1-month SOFR + 5.85%, Floor rate 11.19%, Cap rate 13.19%, 3.50% Exit Fee	$15,750	$15,646	$15,646	(5)(10)
Viridian Therapeutics, Inc.	Senior Secured	October 2026	Prime + 4.20%, Floor rate 7.45%, Cap rate 8.95%, 6.00% Exit Fee	$8,000	8,057	8,023	(10)(13)
X4 Pharmaceuticals, Inc.	Senior Secured	October 2026	Prime + 3.15%, Floor rate 10.15%, 3.80% Exit Fee	$55,000	54,680	55,417	(11)(12)(13)
Subtotal: Drug Discovery & Development (66.60%)*					1,184,022	1,200,667
Electronics & Computer Hardware
Locus Robotics Corp.	Senior Secured	June 2026	Prime + 4.50%, Floor rate 8.00%, 4.00% Exit Fee	$18,281	18,348	18,982	(19)
Subtotal: Electronics & Computer Hardware (1.05%)*					18,348	18,982
Healthcare Services, Other
Better Therapeutics, Inc.	Senior Secured	August 2025	Prime + 5.70%, Floor rate 8.95%, 5.95% Exit Fee	$10,865	11,285	8,455	(15)
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	1-month SOFR + 5.11%, Floor rate 6.00%, PIK Interest 4.45%	$69,032	68,277	68,393	(11)(13)(14)
Carbon Health Technologies, Inc.	Senior Secured	March 2025	Prime + 5.60%, Floor rate 8.85%, 4.61% Exit Fee	$46,125	47,193	46,242	(11)(13)
Equality Health, LLC	Senior Secured	February 2026	Prime + 6.25%, Floor rate 9.50%, PIK Interest 1.55%	$54,425	54,142	54,697	(11)(12)(14)
Main Street Rural, Inc.	Senior Secured	July 2027	Prime + 1.95%, Floor rate 9.95%, 6.85% Exit Fee	$24,500	24,476	24,929	(15)(17)
Modern Life, Inc.	Senior Secured	February 2027	Prime + 2.75%, Floor rate 8.75%, 5.00% Exit Fee	$13,000	12,888	13,111	(13)(17)
Recover Together, Inc.	Senior Secured	July 2027	Prime + 1.90%, Floor rate 10.15%, 7.50% Exit Fee	$35,000	34,683	34,683
Strive Health Holdings, LLC	Senior Secured	September 2027	Prime + 0.70%, Floor rate 9.20%, 5.95% Exit Fee	$12,000	11,868	11,868	(15)
Vida Health, Inc.	Senior Secured	March 2026	9.20% + Lower of (Prime - 3.25%) or 1.00%, Floor rate 9.20%, Cap rate 10.20%, 4.95% Exit Fee	$36,500	36,352	36,145	(11)
Subtotal: Healthcare Services, Other (16.56%)*					301,164	298,523
Information Services
Capella Space Corp.	Senior Secured	November 2025	Prime + 5.00%, Floor rate 8.25%, PIK Interest 1.10%, 7.00% Exit Fee	$20,477	21,166	21,351	(14)(15)
Checkr Group, Inc.	Senior Secured	August 2028	Prime + 1.45%, Floor rate 8.00%, PIK Interest 2.00%, 2.75% Exit Fee	$47,621	47,460	49,382	(14)(17)
Saama Technologies, LLC	Senior Secured	July 2027	Prime + 0.70%, Floor rate 8.95%, PIK Interest 2.00%, 2.95% Exit Fee	$11,725	11,627	11,876	(14)(17)
Signal Media Limited	Senior Secured	June 2025	Prime + 5.50%, Floor rate 9.00%, Cap rate 12.00%, 3.45% Exit Fee	$5,400	5,364	5,392	(5)(10)
Yipit, LLC	Senior Secured	September 2026	1-month SOFR + 8.45%, Floor rate 9.35%	$31,875	31,482	31,875	(17)(18)
Subtotal: Information Services (6.65%)*					117,099	119,876
Manufacturing Technology
Bright Machines, Inc.	Senior Secured	May 2025	Prime + 4.00%, Floor rate 9.50%, 5.00% Exit Fee	$7,827	8,064	8,006	(13)
Subtotal: Manufacturing Technology (0.44%)*					8,064	8,006
Media/Content/Info
Fever Labs, Inc.	Senior Secured	September 2026	Prime + 3.50%, Floor rate 9.00%, 4.00% Exit Fee	$6,667	6,672	6,768	(19)
	Senior Secured	September 2025	Prime + 3.50%, Floor rate 9.00%, 3.00% Exit Fee	$1,167	1,178	1,188	(19)
	Senior Secured	December 2025	Prime + 3.50%, Floor rate 9.00%, 3.00% Exit Fee	$1,333	1,342	1,351	(19)
	Senior Secured	March 2026	Prime + 3.50%, Floor rate 9.00%, 3.00% Exit Fee	$1,500	1,501	1,509	(19)
	Senior Secured	June 2026	Prime + 3.50%, Floor rate 9.00%, 3.00% Exit Fee	$1,667	1,647	1,653	(19)
Total Fever Labs, Inc.				$12,334	12,340	12,469
Subtotal: Media/Content/Info (0.69%)*					12,340	12,469

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Medical Devices & Equipment
Senseonics Holdings, Inc.	Senior Secured	September 2027	Prime + 1.40%, Floor rate 9.90%, 6.95% Exit Fee	$21,875	$21,572	$21,572	(17)
Subtotal: Medical Devices & Equipment (1.20%)*					21,572	21,572
Software
3GTMS, LLC	Senior Secured	February 2025	3-month SOFR + 9.70%, Floor rate 10.60%	$13,110	13,029	13,103	(11)(17)(18)
	Senior Secured	February 2025	3-month SOFR + 6.88%, Floor rate 7.78%	$1,990	1,988	1,986	(17)(18)
Total 3GTMS, LLC				$15,100	15,017	15,089
Agilence, Inc.	Senior Secured	October 2026	1-month BSBY + 9.00%, Floor rate 10.00%	$9,212	9,040	9,212	(12)(17)(18)
Alchemer LLC	Senior Secured	May 2028	1-month SOFR + 8.14%, Floor rate 9.14%	$20,908	20,508	21,297	(13)(17)(18)
Allvue Systems, LLC	Senior Secured	September 2029	6-month SOFR + 7.25%, Floor rate 8.25%	$36,410	35,530	35,530	(17)
Annex Cloud	Senior Secured	February 2027	1-month BSBY + 9.41%, Floor rate 10.41%	$9,823	9,649	9,761	(13)(17)
Automation Anywhere, Inc.	Senior Secured	September 2027	Prime + 4.25%, Floor rate 9.00%, 4.50% Exit Fee	$19,600	19,345	20,269	(11)(17)(19)
Babel Street	Senior Secured	December 2027	3-month SOFR + 7.89%, Floor rate 8.89%	$45,000	43,983	44,928	(15)(17)(18)
Brain Corporation	Senior Secured	April 2026	Prime + 3.70%, Floor rate 9.20%, PIK Interest 1.00%, 3.95% Exit Fee	$30,415	30,678	30,989	(13)(14)(15)(17)
Campaign Monitor Limited	Senior Secured	November 2025	3-month SOFR + 9.05%, Floor rate 9.90%	$33,000	32,706	33,000	(13)(19)
Catchpoint Systems, Inc.	Senior Secured	November 2025	3-month SOFR + 9.41%, Floor rate 11.81%	$10,073	9,931	9,940	(18)
Ceros, Inc.	Senior Secured	September 2026	6-month SOFR + 8.99%, Floor rate 9.89%	$22,867	22,498	23,075	(17)(18)
Constructor.io Corporation	Senior Secured	July 2027	1-month SOFR + 8.44%, Floor rate 9.44%	$4,688	4,592	4,790	(13)(17)(18)
Convoy, Inc.	Senior Secured	March 2026	Prime + 3.20%, Floor rate 6.45%, PIK Interest 1.95%, 4.55% Exit Fee	$31,049	30,916	—	(8)(14)(19)
Copper CRM, Inc	Senior Secured	March 2025	Prime + 4.50%, Floor rate 8.25%, Cap rate 10.25%, PIK Interest 1.95%, 3.96% Exit Fee	$9,141	9,307	9,153	(11)(14)
Cutover, Inc.	Senior Secured	October 2025	Prime + 5.20%, Floor rate 9.95%, 4.95% Exit Fee	$5,500	5,544	5,715	(5)(10)(12)(17)
Cybermaxx Intermediate Holdings, Inc.	Senior Secured	August 2026	6-month SOFR + 8.63%, Floor rate 9.38%	$7,955	7,830	7,778	(13)(17)
	Senior Secured	August 2026	6-month SOFR + 12.36%, Floor rate 13.11%	$2,546	2,494	2,556	(17)
Total Cybermaxx Intermediate Holdings, Inc.				$10,501	10,324	10,334
Dashlane, Inc.	Senior Secured	December 2027	Prime + 3.05%, Floor rate 11.55%, PIK Interest 1.10%, 7.26% Exit Fee	$42,863	43,087	43,087	(11)(13)(17)(19)
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 8.01%, Floor rate 8.76%	$8,125	7,949	8,127	(17)(18)
DroneDeploy, Inc.	Senior Secured	July 2026	Prime + 4.50%, Floor rate 8.75%, 4.00% Exit Fee	$6,250	6,083	6,153	(17)
Eigen Technologies Ltd.	Senior Secured	April 2025	Prime + 5.10%, Floor rate 8.35%, 2.95% Exit Fee	$3,750	3,801	3,730	(5)(10)
Elation Health, Inc.	Senior Secured	March 2026	Prime + 4.25%, Floor rate 9.00%, PIK Interest 1.95%, 3.95% Exit Fee	$12,629	12,253	12,692	(14)(17)(19)
Enmark Systems, Inc.	Senior Secured	September 2026	3-month SOFR + 6.73%, Floor rate 7.73%, PIK Interest 2.13%	$8,363	8,230	8,363	(11)(14)(17)(18)
Flight Schedule Pro, LLC	Senior Secured	October 2027	1-month SOFR + 7.80%, Floor rate 8.70%	$6,587	6,420	6,553	(17)(18)
Fortified Health Security	Senior Secured	December 2027	1-month SOFR + 7.64%, Floor rate 8.54%	$7,000	6,851	6,910	(11)(17)(18)
iGrafx, LLC	Senior Secured	May 2027	1-month SOFR + 8.66%, Floor rate 9.56%	$5,000	4,901	4,901	(18)
Ikon Science Limited	Senior Secured	October 2024	3-month SOFR + 9.26%, Floor rate 10.00%	$6,213	6,148	6,148	(5)(10)(17)(18)
Khoros (p.k.a Lithium Technologies)	Senior Secured	January 2025	3-month SOFR + 4.50%, Floor rate 5.50%, PIK Interest 4.50%	$57,770	57,730	56,293	(14)
Leapwork ApS	Senior Secured	February 2026	Prime + 0.25%, Floor rate 7.25%, PIK Interest 1.95%, 2.70% Exit Fee	$3,813	3,810	3,907	(5)(10)(12)(14)(17)
LinenMaster, LLC	Senior Secured	August 2028	1-month SOFR + 6.25%, Floor rate 7.25%, PIK Interest 2.15%	$15,083	14,799	14,799	(14)(17)
Loftware, Inc.	Senior Secured	March 2028	3-month SOFR + 7.88%, Floor rate 8.88%	$26,469	25,897	26,566	(17)(18)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
LogicSource	Senior Secured	July 2027	3-month SOFR + 8.93%, Floor rate 9.93%	$13,300	$13,074	$13,493	(17)(18)
Mobile Solutions Services	Senior Secured	December 2025	6-month SOFR + 9.31%, Floor rate 10.06%	$18,366	18,116	18,176	(18)
New Relic, Inc.	Senior Secured	November 2030	3-month SOFR + 6.75%, Floor rate 7.75%	$20,890	20,375	20,375	(17)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$7,706	7,508	7,702	(11)(17)(18)
Onna Technologies, Inc.	Senior Secured	March 2026	Prime + 1.35%, Floor rate 8.85%, PIK Interest 1.75%, 4.45% Exit Fee	$3,853	3,814	3,810	(14)
Salary.com, LLC	Senior Secured	September 2027	3-month SOFR + 8.00%, Floor rate 9.00%	$22,185	21,814	22,048	(18)
ShadowDragon, LLC	Senior Secured	December 2026	1-month SOFR + 9.01%, Floor rate 9.91%	$6,000	5,883	5,921	(17)(18)
Simon Data, Inc.	Senior Secured	March 2027	Prime + 1.00%, Floor rate 8.75%, PIK Interest 1.95%, 2.92% Exit Fee	$15,065	14,982	15,037	(12)(14)
Sisense Ltd.	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.50%, PIK Interest 1.95%, 5.95% Exit Fee	$34,830	34,584	34,881	(5)(10)(14)
Streamline Healthcare Solutions	Senior Secured	March 2028	3-month SOFR + 7.25%, Floor rate 8.25%	$13,200	12,953	13,327	(17)(18)
Sumo Logic, Inc.	Senior Secured	May 2030	3-month SOFR + 6.50%, Floor rate 7.50%	$23,000	22,460	23,105	(17)
Suzy, Inc.	Senior Secured	August 2027	Prime + 1.75%, Floor rate 10.00%, PIK Interest 1.95%, 3.45% Exit Fee	$12,064	11,837	11,837	(14)(15)(17)
ThreatConnect, Inc.	Senior Secured	May 2026	6-month SOFR + 9.25%, Floor rate 10.00%	$10,920	10,730	10,920	(17)(18)
Tipalti Solutions Ltd.	Senior Secured	April 2027	Prime + 0.45%, Floor rate 7.95%, PIK Interest 2.00%, 3.75% Exit Fee	$10,649	10,578	10,835	(5)(10)(14)(17)
Zappi, Inc.	Senior Secured	December 2027	3-month SOFR + 8.03%, Floor rate 9.03%	$9,000	8,816	8,967	(5)(10)(13)(17)(18)
Zimperium, Inc.	Senior Secured	May 2027	3-month SOFR + 8.31%, Floor rate 9.31%	$16,313	16,057	16,394	(17)(18)
Subtotal: Software (40.39%)*					751,108	728,139
Sustainable and Renewable Technology
Ampion, PBC	Senior Secured	May 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 3.78% Exit Fee	$3,926	3,952	3,939	(13)(14)
Pineapple Energy LLC	Senior Secured	June 2027	FIXED 10.00%	$1,682	1,682	1,678	(19)
Subtotal: Sustainable and Renewable Technology (0.31%)*					5,634	5,617
Total: Debt Investments (169.59%)*					$3,058,370	$3,057,299

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes

Equity Investments
Consumer & Business Products
Fabletics, Inc.	Equity	4/30/2010	Common Stock	42,989	$128	$96
	Equity	7/16/2013	Preferred Series B	130,191	1101	700
Total Fabletics, Inc.				173,180	1,229	796
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	12,260	433	21	(4)
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	172,328	13	863
TFG Holding, Inc.	Equity	4/30/2010	Common Stock	173,180	89	584
Subtotal: Consumer & Business Products (0.13%)*					1,764	2,264
Consumer & Business Services
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	199,742	1,151	679	(5)(10)
DoorDash, Inc.	Equity	12/20/2018	Common Stock	56,996	657	5,636	(4)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	1,510	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	343	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	377
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes

	Equity	10/25/2016	Preferred Series A-1	108,710	$632	$143
Total OfferUp, Inc.				394,790	2,295	520
Oportun	Equity	6/28/2013	Common Stock	48,365	577	189	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	39	—
Rhino Labs, Inc.	Equity	1/24/2022	Common Stock	7,063	1,000	559
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	4	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	12	(7)
	Equity	12/29/2023	Preferred Series C	3,235,298	13,263	3,251	(7)
Total Tectura Corporation				419,230,161	14,163	3,267
Subtotal: Consumer & Business Services (0.70%)*					26,145	12,703
Diversified Financial Services
Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)	Equity	3/1/2018	Member Units	1	34,006	28,034	(7)(20)
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	35	28,713	(7)(23)
Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	403	325
Subtotal: Diversified Financial Services (3.17%)*					34,444	57,072
Drug Delivery
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	680	1,500	2	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	—
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	12	(4)
Talphera, Inc. (p.k.a. AcelRx Pharmaceuticals, Inc.)	Equity	12/10/2018	Common Stock	8,836	1,329	7	(4)
Subtotal: Drug Delivery (0.00%)*					3,638	21
Drug Discovery & Development
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	42	1,000	—	(4)
Axsome Therapeutics, Inc.	Equity	5/9/2022	Common Stock	127,021	4,165	10,110	(4)(10)(16)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	1,774	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	9,339	(4)
Cyclo Therapeutics, Inc. (p.k.a. Applied Molecular Transport)	Equity	4/6/2021	Common Stock	134	42	—	(4)(10)
Dare Biosciences, Inc.	Equity	1/8/2015	Common Stock	13,550	1,000	4	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	280	(4)(10)
Gritstone Bio, Inc.	Equity	10/26/2022	Common Stock	442,477	1,000	903	(4)
Heron Therapeutics, Inc.	Equity	7/25/2023	Common Stock	364,963	500	620	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	1,834	(15)
HilleVax, Inc.	Equity	5/3/2022	Common Stock	235,295	4,000	3,777	(4)
Humanigen, Inc.	Equity	3/31/2021	Common Stock	43,243	800	—	(4)(10)
Kura Oncology, Inc.	Equity	6/16/2023	Common Stock	47,826	550	688	(4)(10)
Madrigal Pharmaceutical, Inc.	Equity	9/29/2023	Common Stock	5,100	773	1,180	(4)(10)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	1,427	(5)(10)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes

Phathom Pharmaceuticals, Inc.	Equity	6/9/2023	Common Stock	147,233	$1,730	$1,344	(4)(10)(16)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	28	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	52	(4)
Sio Gene Therapies, Inc.	Equity	2/2/2017	Common Stock	16,228	1,269	6	(4)
Tarsus Pharmaceuticals, Inc.	Equity	5/5/2022	Common Stock	155,555	2,100	3,150	(4)(10)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	116	(4)(5)(10)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	2,911
	Equity	10/31/2022	Preferred Series C	170,102	1,000	1,187
Total Valo Health, LLC				680,410	4,000	4,098
Verge Analytics, Inc.	Equity	9/6/2023	Preferred Series C	208,588	1,500	1,753
Viridian Therapeutics, Inc.	Equity	11/6/2023	Common Stock	32,310	400	704	(4)(10)
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	1,566,064	2,945	1,313	(4)
Subtotal: Drug Discovery & Development (2.47%)*					40,735	44,500
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	407
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	544
Subtotal: Electronics & Computer Hardware (0.05%)*					2,150	951
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	825,732	5,094	754	(4)
Carbon Health Technologies, Inc.	Equity	3/30/2021	Preferred Series C	217,880	1,688	206
Subtotal: Healthcare Services, Other (0.05%)*					6,782	960
Information Services
Planet Labs, Inc.	Equity	6/21/2019	Common Stock	547,880	615	1,353	(4)
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	4,890
Subtotal: Information Services (0.35%)*					4,440	6,243
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	2	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	260	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	262
Subtotal: Medical Devices & Equipment (0.01%)*					250	262
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	394
Subtotal: Semiconductors (0.02%)*					160	394
Software
3GTMS, LLC	Equity	8/9/2021	Common Stock	1,000,000	1,000	863
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	2,406	2,406	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	—
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	303	(5)(10)

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes

	Equity	11/20/2018	Preferred Series D	108,500	$500	$842	(5)(10)
Total Contentful Global, Inc.				149,500	638	1,145
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	636
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	2,752
	Equity	8/24/2017	Preferred Series 3	93,620	300	587
Total Druva Holdings, Inc.				552,461	1,300	3,339
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Leapwork ApS	Equity	8/25/2023	Preferred Series B2	183,073	250	231	(5)(10)
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	23
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	1,927	(4)
Palantir Technologies	Equity	9/23/2020	Common Stock	568,337	3,474	9,758	(4)
SingleStore, Inc.	Equity	11/25/2020	Preferred Series E	580,983	2,000	1,721
	Equity	8/12/2021	Preferred Series F	52,956	280	196
Total SingleStore, Inc.				633,939	2,280	1,917
Verana Health, Inc.	Equity	7/8/2021	Preferred Series E	952,562	2,000	422
ZeroFox, Inc.	Equity	5/7/2020	Common Stock	289,992	101	252	(4)
Subtotal: Software (1.27%)*					23,210	22,919
Sustainable and Renewable Technology
Fulcrum Bioenergy, Inc.	Equity	9/13/2012	Preferred Series C-1	187,265	711	529
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	479
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
NantEnergy, LLC	Equity	8/31/2013	Common Units	59,665	102	—
Pineapple Energy LLC	Equity	12/10/2020	Common Stock	304,487	3,153	180	(4)
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	2,684
Proterra, Inc.	Equity	5/28/2015	Common Stock	457,841	542	9	(4)
Subtotal: Sustainable and Renewable Technology (0.22%)*					11,508	3,881
Total: Equity Investments (8.44%)*					$155,226	$152,170
Warrant Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Preferred Series B	46,197	$36	$20
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	460	334	(12)
Subtotal: Biotechnology Tools (0.02%)*					496	354
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	229,611	123	128	(12)
Subtotal: Communications & Networking (0.01%)*					123	128
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
The Neat Company	Warrant	8/13/2014	Common Stock	54,054	365	—

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes

Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	$18	$325
Subtotal: Consumer & Business Products (0.02%)*					611	325
Consumer & Business Services
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	75	(5)(10)
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	—
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	298	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	33
Plentific Ltd	Warrant	10/3/2023	Ordinary Shares	19,499	48	51	(5)(10)
Provi	Warrant	12/22/2022	Common Stock	117,042	166	74	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	4	(15)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,379,761	842	3,065	(16)
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	57	58
	Warrant	8/23/2019	Preferred Series B	444,444	83	5
Total Skyword, Inc.				2,051,587	140	63
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	—
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	—
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	—
Total Snagajob.com, Inc.				3,611,537	860	—
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	267,225	844	515	(12)
Udacity, Inc.	Warrant	9/25/2020	Common Stock	486,359	218	—	(12)
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	16	(12)
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	23	(5)(10)(12)(16)
	Warrant	8/27/2021	Preferred Series E	1,868	26	—	(5)(10)(16)
Total Worldremit Group Limited				79,083	155	23
Subtotal: Consumer & Business Services (0.23%)*					4,208	4,217
Diversified Financial Services
Next Insurance, Inc.	Warrant	2/3/2023	Common Stock	522,930	214	554
Subtotal: Diversified Financial Services (0.03%)*					214	554
Drug Delivery
Aerami Therapeutics Holdings, Inc.	Warrant	6/1/2016	Common Stock	67,069	—	—
BioQ Pharma Incorporated	Warrant	10/27/2014	Common Stock	459,183	2	—
PDS Biotechnology Corporation	Warrant	8/28/2014	Common Stock	3,929	390	—	(4)
Subtotal: Drug Delivery (0.00%)*					392	—
Drug Discovery & Development
ADMA Biologics, Inc.	Warrant	2/24/2014	Common Stock	58,000	166	11	(4)
Akero Therapeutics, Inc.	Warrant	6/15/2022	Common Stock	22,949	175	335	(4)(10)
AmplifyBio, LLC	Warrant	12/27/2022	Class A Units	69,239	237	184	(15)
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	61,004	1,290	1,657	(4)(10)(12)(16)
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	201	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	1	(4)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes

COMPASS Pathways plc	Warrant	6/30/2023	Ordinary Shares	75,376	$278	$285	(4)(5)(10)
Curevo, Inc.	Warrant	6/9/2023	Common Stock	95,221	233	251	(15)
Dermavant Sciences Ltd.	Warrant	5/31/2019	Common Stock	223,642	101	7	(5)(10)
enGene, Inc.	Warrant	12/22/2023	Common Stock	43,689	118	179	(4)(5)(10)
Evofem Biosciences, Inc.	Warrant	6/11/2014	Common Stock	3	266	—	(4)
Fresh Tracks Therapeutics, Inc. (p.k.a. Brickell Biotech, Inc.)	Warrant	2/18/2016	Common Stock	201	119	—	(4)
Heron Therapeutics, Inc.	Warrant	8/9/2023	Common Stock	238,095	228	223	(4)(15)
Kineta, Inc.	Warrant	12/20/2019	Common Stock	2,202	110	—	(4)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	63	(4)(10)(15)
Madrigal Pharmaceutical, Inc.	Warrant	5/9/2022	Common Stock	13,229	570	1,842	(4)(10)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	68	(4)(10)(12)(15)(16)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	6	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	28	(4)
TG Therapeutics, Inc.	Warrant	2/28/2019	Common Stock	264,226	1,284	2,583	(4)(10)(12)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	153
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	1,392,787	510	225	(4)
Subtotal: Drug Discovery & Development (0.46%)*					7,517	8,302
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	175	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,503	34	102
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	114
Subtotal: Electronics & Computer Hardware (0.02%)*					692	391
Healthcare Services, Other
Modern Life, Inc.	Warrant	3/30/2023	Common Stock	37,618	164	165
Recover Together, Inc.	Warrant	7/3/2023	Common Stock	194,830	382	327
Strive Health Holdings, LLC	Warrant	9/28/2023	Common Units	51,760	83	95	(15)
Vida Health, Inc.	Warrant	3/28/2022	Common Stock	192,431	121	9
Subtotal: Healthcare Services, Other (0.03%)*					750	596
Information Services
Capella Space Corp.	Warrant	10/21/2021	Common Stock	176,200	207	33	(15)
INMOBI Inc.	Warrant	11/19/2014	Common Stock	65,587	82	—	(5)(10)
NetBase Solutions, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	362
Signal Media Limited	Warrant	6/29/2022	Common Stock	113,828	49	91	(5)(10)
Subtotal: Information Services (0.03%)*					694	486
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	279
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	677

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes

Xometry, Inc.	Warrant	5/9/2018	Common Stock	87,784	$47	$2,044	(4)
Subtotal: Manufacturing Technology (0.17%)*					1,112	3,000
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	369,370	67	235
Subtotal: Media/Content/Info (0.01%)*					67	235
Medical Devices & Equipment
Intuity Medical, Inc.	Warrant	12/29/2017	Preferred Series B-1	3,076,323	294	—
Outset Medical, Inc.	Warrant	9/27/2013	Common Stock	62,794	401	78	(4)
Senseonics Holdings, Inc.	Warrant	9/8/2023	Common Stock	728,317	200	184	(4)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	—	(4)
Subtotal: Medical Devices & Equipment (0.01%)*					956	262
Semiconductors
Achronix Semiconductor Corporation	Warrant	6/26/2015	Preferred Series D-2	750,000	99	811
Subtotal: Semiconductors (0.04%)*					99	811
Software
Aria Systems, Inc.	Warrant	5/22/2015	Preferred Series G	231,535	74	—
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	448	430
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	666
Brain Corporation	Warrant	10/4/2021	Common Stock	194,629	165	47	(15)
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	12
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	29
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	844	(5)(10)
Couchbase, Inc.	Warrant	4/25/2019	Common Stock	105,350	462	1,225	(4)
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	26	62	(5)(10)(12)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	770,838	461	258
Delphix Corp.	Warrant	10/8/2019	Common Stock	718,898	1,594	3,801
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	396
DNAnexus, Inc.	Warrant	3/21/2014	Preferred Series C	909,091	97	47
Dragos, Inc.	Warrant	6/28/2023	Common Stock	49,309	1,452	1,207
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	413
Eigen Technologies Ltd.	Warrant	4/13/2022	Common Stock	522	8	4	(5)(10)
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	362,837	583	188
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	77
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	456
Kore.ai, Inc.	Warrant	3/31/2023	Preferred Series C	64,293	208	243
Leapwork ApS	Warrant	1/23/2023	Common Stock	39,948	16	35	(5)(10)(12)
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series D	89,685	131	49
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	306
Onna Technologies, Inc.	Warrant	7/5/2023	Common Stock	172,867	60	39
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes

Poplicus, Inc.	Warrant	5/28/2014	Common Stock	132,168	$—	$—
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	447
Simon Data, Inc.	Warrant	3/22/2023	Common Stock	77,934	96	76	(12)
SingleStore, Inc.	Warrant	4/28/2020	Preferred Series D	312,596	103	386
Sisense Ltd.	Warrant	6/8/2023	Ordinary Shares	321,956	174	128	(5)(10)
Suzy, Inc.	Warrant	8/24/2023	Common Stock	292,936	367	354	(15)
The Faction Group LLC	Warrant	11/3/2014	Preferred Series AA	8,076	234	904
Tipalti Solutions Ltd.	Warrant	3/22/2023	Ordinary Shares	254,877	174	234	(5)(10)
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	186	(15)
Subtotal: Software (0.75%)*					10,445	13,549
Surgical Devices
TransMedics Group, Inc.	Warrant	9/11/2015	Common Stock	14,440	39	676	(4)
Subtotal: Surgical Devices (0.04%)*					39	676
Sustainable and Renewable Technology
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	36
Halio, Inc.	Warrant	4/22/2014	Preferred Series A	325,000	155	36
	Warrant	4/7/2015	Preferred Series B	131,883	63	11
Total Halio, Inc.				456,883	218	47
Polyera Corporation	Warrant	3/24/2015	Preferred Series C	150,036	269	—
Subtotal: Sustainable and Renewable Technology (0.00%)*					539	83
Total: Warrant Investments (1.88%)*					$28,954	$33,969
Total Investments in Securities (179.92%)*					$3,242,550	$3,243,438
Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			$3,783	$3,619	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			319	611	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.23%)*					$4,102	4,230
Software
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			381	378	(5)(10)
Subtotal: Software (0.02%)*					381	378
Total: Investment Funds & Vehicles Investments (0.26%)*					$4,483	$4,608
Total Investments (180.18%)*					$3,247,033	$3,248,046
Cash & Cash Equivalents
GS Financial Square Government Fund	Cash & Cash Equivalents		FGTXX/38141W273		$56,000	$56,000
Total: Investments in Cash & Cash Equivalents (3.11%)*					$56,000	$56,000
Total: Investments after Cash & Cash Equivalents (183.28%)*					$3,303,033	$3,304,046
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Value
Great British Pound (GBP)	6/3/2024	Goldman Sachs Bank USA	£19,288	Sold	$23,810	$(766)
Total Foreign Currency Forward ((0.04))*					$23,810	$(766)
*Value as a percent of net assets. All amounts are stated in U.S. Dollars unless otherwise noted. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(1)Interest rate PRIME represents 8.50% as of December 31, 2023. 1-month SOFR, 3-month SOFR, and 6-month SOFR represent 5.34%, 5.36%, and 5.35%, respectively, as of December 31, 2023.
(2)Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for federal income tax purposes totaled $118.3 million, $115.9 million, and $2.4 million, respectively. The tax cost of investments is $3.2 billion.
(3)Preferred and common stock, warrants, and equity interests are generally non-income producing.
(4)Except for warrants in 24 publicly traded companies and common stock in 36 publicly traded companies, all investments are restricted as of December 31, 2023 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s valuation committee (the “Valuation Committee”) and approved by the board of directors (the “Board”).
(5)Non-U.S. company or the company’s principal place of business is outside the United States.
(6)[Reserved]
(7)Control investment as defined under the 1940 Act in which Hercules owns at least 25% of the company’s voting securities or has greater than 50% representation on its board.
(8)Debt is on non-accrual status as of December 31, 2023, and is therefore considered non-income producing.
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
(16)Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of December 31, 2023.
(17)Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of December 31, 2023 (Refer to “Note 11 — Commitments and Contingencies”).
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
(21)Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of Common Stock for Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of December 31, 2023, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $2.4 million.
(22)Denotes the security holds rights to royalty fee income associated with certain products of the portfolio company. The approximate cost and fair value of the royalty contract are $12.0 million and $9.4 million, respectively.
(23)Hercules Adviser LLC is owned by Hercules Capital Management LLC and presented with Hercules Partner Holdings, LLC which are both wholly owned by the Company. Please refer to “Note 1” for additional disclosure.
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Debt Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Senior Secured	June 2026	Prime + 3.00%, Floor rate 6.50%, PIK Interest 1.00%, 5.95% Exit Fee	$5,000	$4,951	$4,951	(17)
PathAI, Inc.	Senior Secured	January 2027	Prime + 2.15%, Floor rate 9.15%, 11.21% Exit Fee	$28,000	27,388	27,388	(17)
Subtotal: Biotechnology Tools (2.31%)*					32,339	32,339
Communications & Networking
Aryaka Networks, Inc.	Senior Secured	July 2026	Prime + 3.25%, Floor rate 6.75%, PIK Interest 1.05%, 3.55% Exit Fee	$5,023	4,969	5,053	(14)(17)(19)
Cytracom Holdings LLC	Senior Secured	February 2025	3-month LIBOR + 9.31% or Floor rate of 10.31%	$8,910	8,768	8,748	(11)(17)(18)
Rocket Lab Global Services, LLC	Senior Secured	June 2024	PRIME + 4.90% or Floor rate of 8.15%, PIK Interest 1.25%, 3.25% Exit Fee	$84,581	85,430	87,933	(11)(12)(13)(14)(16)
Subtotal: Communications & Networking (7.26%)*					99,167	101,734
Consumer & Business Services
AppDirect, Inc.	Senior Secured	April 2026	Prime + 5.50%, Floor rate 8.75%, 8.29% Exit Fee	$40,790	41,856	42,426	(12)(17)
Carwow LTD	Senior Secured	December 2024	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 4.95% Exit Fee	£18,890	26,024	22,971	(5)(10)(14)
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 5.50%	$21,853	21,853	20,356	(9)(14)
Jobandtalent USA, Inc.	Senior Secured	February 2025	1-month SOFR + 8.86%, Floor rate 9.75%, 3.00% Exit Fee	$14,000	13,853	13,904	(5)(10)
Provi	Senior Secured	December 2026	Prime + 4.40%, Floor rate 10.65%, 2.95% Exit Fee	$15,000	14,739	14,739	(15)
Rhino Labs, Inc.	Senior Secured	March 2024	Prime + 5.50%, Floor rate 8.75%, PIK Interest 2.25%%	$16,500	16,328	16,496	(14)(15)
RVShare, LLC	Senior Secured	December 2026	3-month LIBOR + 5.50%, Floor rate 6.50%, PIK Interest 4.00%	$27,730	27,265	27,256	(13)(14)(15)(17)
SeatGeek, Inc.	Senior Secured	June 2023	Prime + 5.00%, Floor rate 10.50%, PIK Interest 0.50%	$60,915	60,721	60,721	(12)(13)(14)(16)
	Senior Secured	May 2026	Prime + 7.00%, Floor rate 10.50%, PIK Interest 0.50%	$25,071	24,912	25,823	(11)(14)(16)
Total SeatGeek, Inc.				$85,986	85,633	86,544
Skyword, Inc.	Senior Secured	November 2026	Prime + 2.75%, Floor rate 9.25%, PIK Interest 1.75%, 3.00% Exit Fee	$9,007	8,918	8,870	(13)(14)
Tectura Corporation	Senior Secured	July 2024	PIK Interest 5.00%	$10,680	240	—	(7)(8)(14)
	Senior Secured	July 2024	FIXED 8.25%	$8,250	8,250	8,042	(7)(8)(14)
	Senior Secured	July 2024	PIK Interest 5.00%	$13,023	13,023	—	(7)(8)(14)
Total Tectura Corporation				$31,953	21,513	8,042
Thumbtack, Inc.	Senior Secured	April 2026	Prime + 4.95%, Floor rate 8.20%, PIK Interest 1.50%, 3.95% Exit Fee	$10,103	10,050	10,167	(12)(14)(17)
Udacity, Inc.	Senior Secured	September 2024	Prime + 4.50%, Floor rate 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$51,937	52,265	52,976	(12)(14)
Veem, Inc.	Senior Secured	March 2025	Prime + 4.00%, Floor rate 7.25%, PIK Interest 1.25%, 4.50% Exit Fee	$5,043	5,000	5,042	(13)(14)
	Senior Secured	March 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.50%, 4.50% Exit Fee	$5,033	4,988	5,124	(14)
Total Veem, Inc.				$10,076	9,988	10,166
Worldremit Group Limited	Senior Secured	February 2025	3-month LIBOR + 9.25%, Floor rate 10.25%, 3.00% Exit Fee	$94,500	94,418	93,837	(5)(10)(11)(12)(16)(19)
Subtotal: Consumer & Business Services (30.59%)*					444,703	428,750
Diversified Financial Services
Gibraltar Business Capital, LLC	Unsecured	September 2026	FIXED 14.50%	$15,000	14,715	12,802	(7)
	Unsecured	September 2026	FIXED 11.50%	$10,000	9,852	8,898	(7)
Total Gibraltar Business Capital, LLC				$25,000	24,567	21,700

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Hercules Adviser LLC	Unsecured	June 2025	FIXED 5.00%	$12,000	$12,000	$12,000	(7)
Subtotal: Diversified Financial Services (2.40%)*					36,567	33,700
Drug Discovery & Development
Akero Therapeutics, Inc.	Senior Secured	January 2027	Prime + 3.65%, Floor rate 7.65%, 5.85% Exit Fee	$5,000	4,986	5,039	(10)(13)(17)
Aldeyra Therapeutics, Inc.	Senior Secured	October 2024	Prime + 3.10%, Floor rate 8.60%, 8.90% Exit Fee	$15,000	15,879	15,974	(11)
Alladapt Immunotherapeutics Inc.	Senior Secured	September 2026	Prime + 3.65%, Floor rate 8.40%, Cap rate 10.90%, 10.60% Exit Fee	$15,000	14,920	14,920	(13)(17)
AmplifyBio, LLC	Senior Secured	January 2027	Prime + 2.50%, Floor rate 9.50%, Cap rate 10.75%, 5.85% Exit Fee	$24,000	23,663	23,663	(15)
ATAI Life Sciences N.V.	Senior Secured	August 2026	Prime + 4.55%, Floor rate 8.55%, 6.95% Exit Fee	$10,500	10,513	10,513	(5)(10)
Aveo Pharmaceuticals, Inc.	Senior Secured	September 2024	Prime + 6.40%, Floor rate 9.65%, Cap rate 15.00% , 6.95% Exit Fee	$40,000	41,644	43,183	(11)(15)
Axsome Therapeutics, Inc.	Senior Secured	October 2026	Prime + 5.70%, Floor rate 8.95%, Cap rate 10.70%, 5.31% Exit Fee	$81,725	81,631	78,074	(10)(11)(12)(16)(17)
Bicycle Therapeutics PLC	Senior Secured	July 2025	Prime + 4.55%, Floor rate 8.05%, Cap rate 9.05%, 5.00% Exit Fee	$11,500	11,757	11,435	(5)(10)(11)(12)
BiomX, INC	Senior Secured	September 2025	Prime + 5.70%, Floor rate 8.95%, 6.55% Exit Fee	$9,000	9,174	9,052	(5)(10)(11)
BridgeBio Pharma, Inc.	Senior Secured	November 2026	FIXED 9.00%, 2.00% Exit Fee	$37,312	37,039	33,344	(12)(13)(14)
Cellarity, Inc.	Senior Secured	June 2026	Prime + 5.70%, Floor rate 8.95%, 3.75% Exit Fee	$30,000	29,841	30,097	(13)(15)
Century Therapeutics, Inc.	Senior Secured	April 2024	Prime + 6.30%, Floor rate 9.55%, 3.95% Exit Fee	$10,000	10,235	10,292	(11)
Codiak Biosciences, Inc.	Senior Secured	October 2025	Prime + 5.00%, Floor rate 8.25%, 5.50% Exit Fee	$25,000	25,759	25,177	(11)
Corium, Inc.	Senior Secured	September 2026	Prime + 5.70%, Floor rate 8.95%, 7.75% Exit Fee	$132,675	133,557	135,619	(13)(16)
Eloxx Pharmaceuticals, Inc.	Senior Secured	April 2025	Prime + 6.25%, Floor rate 9.50%, 6.55% Exit Fee	$12,500	12,753	12,535	(15)
enGene, Inc.	Senior Secured	July 2025	Prime + 5.00%, Floor rate 8.25%, 6.35% Exit Fee	$11,000	11,072	11,067	(5)(10)(12)(13)
Finch Therapeutics Group, Inc.	Senior Secured	November 2026	Prime + 4.05%, Floor rate 7.55%, Cap rate 8.80%, 5.50% Exit Fee	$15,000	15,012	13,940
G1 Therapeutics, Inc.	Senior Secured	November 2026	Prime + 5.90%, Floor rate 9.15%, 9.86% Exit Fee	$58,125	58,674	58,407	(11)(12)(15)(17)
Geron Corporation	Senior Secured	October 2024	Prime + 5.75%, Floor rate 9.00%, 6.55% Exit Fee	$18,500	19,109	19,174	(10)(12)(13)
Gritstone Bio, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 7.15%, Cap rate 8.65%, PIK Interest 2.00%, 5.75% Exit Fee	$15,113	15,109	15,109	(14)(17)
Hibercell, Inc.	Senior Secured	May 2025	Prime + 5.40%, Floor rate 8.65%, 4.95% Exit Fee	$17,000	17,313	17,265	(13)(15)
HilleVax, Inc.	Senior Secured	May 2027	Prime + 1.05%, Floor rate 4.55%, Cap rate 6.05%, PIK Interest 2.85%, 7.15% Exit Fee	$12,072	12,043	11,333	(14)(15)(17)
Iveric Bio, Inc.	Senior Secured	August 2027	Prime + 4.00%, Floor rate 8.75%, Cap rate 10.25%, 4.25% Exit Fee	$49,500	49,090	49,090	(10)(12)
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 15.13% Exit Fee	$5,500	5,448	5,448	(10)(15)(17)
Locus Biosciences, Inc.	Senior Secured	July 2025	Prime + 6.10%, Floor rate 9.35%, 4.95% Exit Fee	$8,000	8,120	8,085	(15)
Madrigal Pharmaceutical, Inc.	Senior Secured	May 2026	Prime + 3.95%, Floor rate 7.45%, 5.35% Exit Fee	$34,000	33,945	33,987	(10)(17)
Nabriva Therapeutics	Senior Secured	June 2023	Prime + 4.30%, Floor rate 9.80%, 9.95% Exit Fee	$2,079	2,734	2,804	(5)(10)(13)
Phathom Pharmaceuticals, Inc.	Senior Secured	October 2026	Prime + 2.25%, Floor rate 5.50%, PIK Interest 3.35%, 7.50% Exit Fee	$94,737	95,032	93,916	(10)(12)(14)(15)(16)(17)(22)
Provention Bio, Inc.	Senior Secured	September 2027	Prime + 2.70%, Floor rate 8.20%, 6.60% Exit Fee	$25,000	24,670	24,670	(17)
Redshift Bioanalytics, Inc.	Senior Secured	January 2026	Prime + 4.25%, Floor rate 7.50%, 3.80% Exit Fee	$5,000	4,957	4,946	(15)
Replimune Group, Inc.	Senior Secured	October 2027	Prime + 1.75%, Floor rate 7.25%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$20,754	20,656	20,656	(10)(14)(17)
Scynexis, Inc.	Senior Secured	March 2025	Prime + 5.80%, Floor rate 9.05%, 3.95% Exit Fee	$18,667	18,675	18,698	(12)(13)
Seres Therapeutics, Inc.	Senior Secured	October 2024	Prime + 6.40%, Floor rate 9.65%, 4.98% Exit Fee	$37,500	38,638	38,816	(12)(13)
Tarsus Pharmaceuticals, Inc.	Senior Secured	February 2027	Prime + 5.20%, Floor rate 8.45% , 4.75% Exit Fee	$8,250	8,274	8,423	(10)(13)(17)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
TG Therapeutics, Inc.	Senior Secured	January 2026	Prime + 2.15%, Floor rate 5.40%, PIK Interest 3.45%, 5.95% Exit Fee	$47,983	$47,889	$48,649	(10)(11)(12)(14)
uniQure B.V.	Senior Secured	December 2025	Prime + 4.70%, Floor rate 7.95%, 7.28% Exit Fee	$70,000	72,329	73,019	(5)(10)(11)(12)(16)
Unity Biotechnology, Inc.	Senior Secured	August 2024	Prime + 6.10%, Floor rate 9.35%, 6.25% Exit Fee	$20,000	21,079	20,967	(13)
Valo Health, LLC	Senior Secured	May 2024	Prime + 6.45%, Floor rate 9.70%, 3.85% Exit Fee	$8,146	8,416	8,410	(11)(13)
Viridian Therapeutics, Inc.	Senior Secured	October 2026	Prime + 4.20%, Floor rate 7.45%, Cap rate 8.95%, 4.76% Exit Fee	$2,000	2,012	1,934	(10)(13)(17)
X4 Pharmaceuticals, Inc.	Senior Secured	July 2024	Prime + 3.75%, Floor rate 8.75%, 8.80% Exit Fee	$32,500	33,705	33,700	(11)(12)(13)
Subtotal: Drug Discovery & Development (78.59%)*					1,107,352	1,101,430
Electronics & Computer Hardware
Locus Robotics Corp.	Senior Secured	June 2026	Prime + 4.50%, Floor rate 8.00%, 1.00% Exit Fee	$18,281	18,171	18,723	(19)
Subtotal: Electronics & Computer Hardware (1.34%)*					18,171	18,723
Healthcare Services, Other
Better Therapeutics, Inc.	Senior Secured	August 2025	Prime + 5.70%, Floor rate 8.95%, 5.95% Exit Fee	$12,000	12,162	12,053	(15)
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	1-month LIBOR + 5.00%, Floor rate 6.00%, PIK Interest 4.45%	$51,480	50,813	49,732	(11)(13)(14)
Carbon Health Technologies, Inc.	Senior Secured	March 2025	Prime + 5.60%, Floor rate 8.85%, 4.61% Exit Fee	$46,125	46,552	46,548	(11)(13)(19)
Equality Health, LLC	Senior Secured	February 2026	Prime + 6.25%, Floor rate 9.50%, PIK Interest 1.55%	$53,587	53,164	53,871	(12)(14)
Oak Street Health, Inc.	Senior Secured	October 2027	Prime + 2.45%, Floor rate 7.95%, Cap rate 9.45%, PIK Interest 1.00%, 4.95% Exit Fee	$33,808	33,651	33,651	(10)(14)(17)
Subtotal: Healthcare Services, Other (13.98%)*					196,342	195,855
Information Services
Capella Space Corp.	Senior Secured	November 2025	Prime + 5.00%, Floor rate 8.25%, PIK Interest 1.10%, 7.00% Exit Fee	$20,250	20,506	20,574	(14)(15)(19)
Signal Media Limited	Senior Secured	June 2025	Prime + 5.50%, Floor rate 9.00%, Cap rate 12.00%, 3.45% Exit Fee	$750	742	738	(5)(10)(17)
Yipit, LLC	Senior Secured	September 2026	1-month SOFR + 9.08%, Floor rate 10.08%	$31,875	31,371	30,763	(17)(18)
Subtotal: Information Services (3.72%)*					52,619	52,075
Manufacturing Technology
Bright Machines, Inc.	Senior Secured	April 2025	Prime + 4.00%, Floor rate 9.50%, 5.00% Exit Fee	$11,050	10,832	10,832	(13)
MacroFab, Inc.	Senior Secured	March 2026	Prime + 4.35%, Floor rate 7.60%, PIK Interest 1.25%, 4.50% Exit Fee	$17,137	16,766	16,917	(14)(17)
Ouster, Inc.	Senior Secured	May 2026	Prime + 6.15%, Floor rate 9.40%, 7.45% Exit Fee	$14,000	13,970	14,204	(10)(13)
Subtotal: Manufacturing Technology (2.99%)*					41,568	41,953
Semiconductors
Fungible, Inc.	Senior Secured	December 2024	Prime + 5.00%, Floor rate 8.25%, 4.95% Exit Fee	$20,000	19,639	21,192	(15)(19)
Subtotal: Semiconductors (1.51%)*					19,639	21,192
Software
3GTMS, LLC	Senior Secured	February 2025	3-month LIBOR + 9.28%, Floor rate 10.28%	$10,426	10,291	10,317	(11)(18)
	Senior Secured	February 2025	3-month LIBOR + 6.57%, Floor rate 7.57%	$2,750	2,744	2,681	(18)
Total 3GTMS, LLC				$13,176	13,035	12,998
Agilence, Inc.	Senior Secured	October 2026	1-month BSBY + 9.00%, Floor rate 10.00%	$9,306	9,088	8,977	(12)(17)(18)
Alchemer LLC	Senior Secured	May 2028	1-month SOFR + 7.89% Floor rate 8.89%	$20,463	19,999	20,123	(17)(18)
Annex Cloud	Senior Secured	February 2027	1-month BSBY + 8.99%, Floor rate 10.00%	$8,500	8,292	8,176	(13)(17)
Automation Anywhere, Inc.	Senior Secured	September 2027	Prime + 4.25%, Floor rate 9.00%, 2.50% Exit Fee	$19,600	19,059	19,059	(11)(17)(19)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Babel Street	Senior Secured	December 2027	3-month SOFR + 7.89%, Floor rate 8.89%	$45,000	$43,801	$43,801	(15)(17)(18)
Brain Corporation	Senior Secured	April 2025	Prime + 3.70%, Floor rate 6.95%, PIK Interest 1.00%, 3.95% Exit Fee	$20,166	20,242	20,138	(13)(14)(15)(17)
Campaign Monitor Limited	Senior Secured	November 2025	6-month SOFR + 8.90%, Floor rate 9.90%	$33,000	32,578	33,000	(13)(19)
Catchpoint Systems, Inc.	Senior Secured	June 2026	3-month SOFR + 8.86%, Floor rate 9.76%	$10,175	9,980	9,996	(18)
Ceros, Inc.	Senior Secured	September 2026	6-month LIBOR + 9.67%, Floor rate 10.67%	$21,445	21,003	21,050	(17)(18)
CloudBolt Software, Inc.	Senior Secured	October 2024	Prime + 6.70%, Floor rate 9.95%, 3.45% Exit Fee	$10,000	10,069	10,498	(11)(19)
Constructor.io Corporation	Senior Secured	July 2027	1-month SOFR + 8.44%, Floor rate 9.44%	$4,688	4,573	4,573	(17)(18)
Convoy, Inc.	Senior Secured	March 2026	Prime + 3.20%, Floor rate 6.45%, PIK Interest 1.95%, 4.55% Exit Fee	$73,987	73,060	73,498	(14)(16)(19)
Copper CRM, Inc	Senior Secured	March 2025	Prime + 4.50%, Floor rate 8.25%, Cap rate 10.25%, PIK Interest 1.95%, 4.50% Exit Fee	$10,144	10,150	9,820	(11)(14)
Cutover, Inc.	Senior Secured	October 2025	Prime + 5.20%, Floor rate 9.95%, 4.95% Exit Fee	$5,000	4,949	4,949	(5)(10)(12)(17)
Cybermaxx Intermediate Holdings, Inc.	Senior Secured	August 2026	6-month SOFR + 9.53%, Floor rate 10.28%	$10,528	10,298	10,114	(13)(17)
Dashlane, Inc.	Senior Secured	July 2025	Prime + 3.05%, Floor rate 7.55%, PIK Interest 1.10%, 4.95% Exit Fee	$31,930	32,346	32,012	(11)(13)(14)(17)(19)
Demandbase, Inc.	Senior Secured	August 2025	Prime + 2.25%, Floor rate 5.50%, PIK Interest 3.00%, 5.00% Exit Fee	$28,503	28,442	28,664	(13)(14)(17)(19)
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 8.01%, Floor rate 8.76%	$7,500	7,295	7,339	(17)(18)
Eigen Technologies Ltd.	Senior Secured	April 2025	Prime + 5.10%, Floor rate 8.35%, 2.95% Exit Fee	$3,750	3,744	3,746	(5)(10)
Elation Health, Inc.	Senior Secured	March 2026	Prime + 4.25%, Floor rate 9.00%, PIK Interest 1.95%, 3.95% Exit Fee	$5,021	4,839	4,839	(14)(17)(19)
Enmark Systems, Inc.	Senior Secured	September 2026	3-month LIBOR + 6.77%, Floor rate 7.77%, PIK Interest 2.16%	$8,223	8,054	8,043	(11)(14)(17)(18)
Esentire, Inc.	Senior Secured	May 2024	3-month LIBOR + 9.96%, Floor rate 10.96%	$8,436	8,361	8,376	(5)(10)(11)(18)
Esme Learning Solutions, Inc.	Senior Secured	February 2025	Prime + 5.50%, Floor rate 8.75%, PIK Interest 1.50%, 3.00% Exit Fee	$4,892	4,737	1,671	(8)(14)
Fortified Health Security	Senior Secured	December 2027	6-month SOFR + 7.79%, Floor rate 8.54%	$7,000	6,824	6,824	(17)(18)
Flight Schedule Pro, LLC	Senior Secured	October 2027	1-month SOFR + 7.79%, Floor rate 8.70%	$5,948	5,771	5,771	(17)(18)
Ikon Science Limited	Senior Secured	October 2024	3-month Eurodollar + 9.00%, Floor rate 10.00%	$6,563	6,422	6,484	(5)(10)(17)(18)
Imperva, Inc.	Senior Secured	January 2027	3-month LIBOR + 7.75%, Floor rate 8.75%	$20,000	19,875	20,200	(19)
Kazoo, Inc. (p.k.a. YouEarnedIt, Inc.)	Senior Secured	July 2023	3-month SOFR + 10.14%, Floor rate 11.14%	$10,681	10,593	10,593	(18)
Khoros (p.k.a Lithium Technologies)	Senior Secured	January 2024	3-month SOFR + 8.00%, Floor rate 9.00%	$56,208	56,062	55,520	(17)
LogicSource	Senior Secured	July 2027	3-month SOFR + 8.93%, Floor rate 9.93%	$13,300	13,028	13,028	(17)
Logicworks	Senior Secured	January 2024	Prime + 7.50%, Floor rate 10.75%	$14,500	14,398	14,473	(12)
Mobile Solutions Services	Senior Secured	December 2025	3-month LIBOR + 9.06%, Floor rate 10.06%	$17,915	17,556	17,474	(17)(18)
Nextroll, Inc.	Senior Secured	July 2023	Prime + 3.75%, Floor rate 7.75%, PIK Interest 2.95%, 1.95% Exit Fee	$22,211	22,284	22,284	(12)(14)
Nuvolo Technologies Corporation	Senior Secured	July 2025	Prime + 5.25%, Floor rate 8.50%, 2.42% Exit Fee	$22,500	22,508	22,817	(12)(13)(17)(19)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$7,500	7,261	7,261	(17)(18)
Riviera Partners LLC	Senior Secured	April 2027	6-month SOFR + 7.53%, Floor rate 8.53%	$26,184	25,622	25,487	(17)(18)
Salary.com, LLC	Senior Secured	September 2027	6-month SOFR + 8.00%, Floor rate 9.00%	$18,000	17,654	17,654	(18)
ShadowDragon, LLC	Senior Secured	December 2026	3-month LIBOR + 9.00%, Floor rate 10.00%	$5,985	5,841	5,830	(17)(18)
Tact.ai Technologies, Inc.	Senior Secured	February 2024	Prime + 4.00%, Floor rate 8.75%, PIK Interest 2.00%, 5.50% Exit Fee	$4,250	4,481	4,446	(14)
ThreatConnect, Inc.	Senior Secured	May 2026	6-month LIBOR + 9.00%, Floor rate 10.00%	$11,032	10,778	10,793	(17)(18)
VideoAmp, Inc.	Senior Secured	February 2025	Prime + 3.70%, Floor rate 6.95%, PIK Interest 1.25%, 5.25% Exit Fee	$63,187	62,640	63,429	(14)(15)(19)
Zappi, Inc.	Senior Secured	December 2027	3-month SOFR + 8.03%, Floor rate 9.03%	$9,000	8,779	8,779	(5)(10)(17)(18)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Zimperium, Inc.	Senior Secured	May 2027	3-month SOFR + 8.31%, Floor rate 9.31%	$16,313	$16,000	$16,072	(17)(18)
Subtotal: Software (54.28%)*					762,371	760,679
Sustainable and Renewable Technology
Ampion, PBC	Senior Secured	May 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 3.95% Exit Fee	$4,037	3,985	4,008	(13)(14)
Pineapple Energy LLC	Senior Secured	December 2024	PIK Interest 10.00%	$3,237	3,237	3,006	(14)
Subtotal: Sustainable and Renewable Technology (0.50%)*					7,222	7,014
Total: Debt Investments (199.47%)*					$2,818,060	$2,795,444

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes

Equity Investments
Consumer & Business Products
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	61,300	$433	$24	(4)
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	42,137	13	226
TechStyle, Inc.	Equity	4/30/2010	Common Stock	42,989	128	132
TFG Holding, Inc.	Equity	4/30/2010	Common Stock	42,989	89	116
Subtotal: Consumer & Business Products (0.04%)*					663	498
Consumer & Business Services
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	199,742	1,151	257	(5)(10)
DoorDash, Inc.	Equity	12/20/2018	Common Stock	81,996	945	4,003	(4)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	1,110	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	225	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	372
	Equity	10/25/2016	Preferred Series A-1	108,710	632	141
Total OfferUp, Inc.				394,790	2,295	513
Oportun	Equity	6/28/2013	Common Stock	48,365	577	266	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	39	—
Rhino Labs, Inc.	Equity	1/24/2022	Preferred Series B-2	7,063	1,000	805
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	—	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	—	(7)
Total Tectura Corporation				415,994,863	900	—
Uber Technologies, Inc.	Equity	12/1/2020	Common Stock	32,991	318	816	(4)
Subtotal: Consumer & Business Products (0.57%)*					13,488	7,995
Diversified Financial Services
Gibraltar Business Capital, LLC	Equity	3/1/2018	Common Stock	830,000	1,884	1,107	(7)
	Equity	3/1/2018	Preferred Series A	10,602,752	26,122	14,137	(7)
Total Gibraltar Business Capital, LLC				11,432,752	28,006	15,244
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	35	19,153	(7)

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes

Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	$403	$472
Subtotal: Diversified Financial Services (2.49%)*					28,444	34,869
Drug Delivery
AcelRx Pharmaceuticals, Inc.	Equity	12/10/2018	Common Stock	8,836	1,329	20	(4)
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	13,600	1,500	3	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	33
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	33	(4)
Subtotal: Drug Delivery (0.01%)*					3,638	89
Drug Discovery & Development
Akero Therapeutics, Inc.	Equity	9/19/2022	Common Stock	38,461	1,000	2,108	(4)(10)
Albireo Pharma, Inc.	Equity	9/14/2020	Common Stock	25,000	1,000	540	(4)(10)
Applied Molecular Transport	Equity	4/6/2021	Common Stock	1,000	42	—	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	9,924	1,000	50	(4)
Aveo Pharmaceuticals, Inc.	Equity	7/31/2011	Common Stock	190,179	1,715	2,843	(4)
Axsome Therapeutics, Inc.	Equity	5/9/2022	Common Stock	127,021	4,165	9,797	(4)(10)(16)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	2,904	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	1,763	(4)
Concert Pharmaceuticals, Inc.	Equity	2/13/2019	Common Stock	70,796	1,367	413	(4)(10)
Dare Biosciences, Inc.	Equity	1/8/2015	Common Stock	13,550	1,000	11	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	213	(4)(10)
Gritstone Bio, Inc.	Equity	10/26/2022	Common Stock	442,477	1,000	1,527	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	2,233	(15)
HilleVax, Inc.	Equity	5/3/2022	Common Stock	235,295	4,000	3,937	(4)
Humanigen, Inc.	Equity	3/31/2021	Common Stock	43,243	800	5	(4)(10)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	1,476	(5)(10)
Paratek Pharmaceuticals, Inc.	Equity	2/26/2007	Common Stock	76,362	2,744	143	(4)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	18	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	17	(4)
Sio Gene Therapies, Inc.	Equity	2/2/2017	Common Stock	16,228	1,269	7	(4)
Tarsus Pharmaceuticals, Inc.	Equity	5/5/2022	Common Stock	155,555	2,100	2,280	(4)(10)
Tricida, Inc.	Equity	2/28/2018	Common Stock	68,816	863	11	(4)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	389	(4)(5)(10)(16)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	2,063
	Equity	10/31/2022	Preferred Series C	170,102	1,000	1,012
Total Valo Health, LLC				680,410	4,000	3,075
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	1,566,064	2,945	1,555	(4)
Subtotal: Drug Discovery & Development (2.66%)*					43,971	37,315

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes

Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	$650	$606
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	915
Subtotal: Electronics & Computer Hardware (0.11%)*					2,150	1,521
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	825,732	5,094	1,784	(4)
Carbon Health Technologies, Inc.	Equity	3/30/2021	Preferred Series C	217,880	1,687	1,110
Subtotal: Healthcare Services, Other (0.21%)*					6,781	2,894
Information Services
Planet Labs, Inc.	Equity	6/21/2019	Common Stock	547,880	615	2,383	(4)
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	3,375
Zeta Global Corp.	Equity	11/20/2007	Common Stock	295,861	—	2,417	(4)
Subtotal: Information Services (0.58%)*					4,440	8,175
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	6	(7)
		10/15/2021	Preferred Series A-2	5,000,000	250	313	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	319
Flowonix Medical Incorporated	Equity	11/3/2014	Preferred Series AA	221,893	1,499	—
Gelesis, Inc.	Equity	11/30/2009	Common Stock	1,490,700	871	433	(4)
ViewRay, Inc.	Equity	12/16/2013	Common Stock	36,457	333	163	(4)
Subtotal: Medical Devices & Equipment (0.07%)*					2,953	915
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	205
Subtotal: Semiconductors (0.01%)*					160	205
Software
3GTMS, LLC	Equity	8/9/2021	Common Stock	1,000,000	1,000	793
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	3,000	3,000	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	6
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	258	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	732	(5)(10)
Total Contentful Global, Inc.				149,500	638	990
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	503
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	1,764
	Equity	8/24/2017	Preferred Series 3	93,620	300	395
Total Druva Holdings, Inc.				552,461	1,300	2,159
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	24
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	2,100	(4)
Palantir Technologies	Equity	9/23/2020	Common Stock	1,418,337	8,670	9,106	(4)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes

SingleStore, Inc.	Equity	11/25/2020	Preferred Series E	580,983	$2,000	$1,940
	Equity	8/12/2021	Preferred Series F	52,956	280	221
Total SingleStore, Inc.				633,939	2,280	2,161
Sprinklr, Inc.	Equity	3/22/2017	Common Stock	700,000	3,748	5,719	(4)
Verana Health, Inc.	Equity	7/8/2021	Preferred Series E	952,562	2,000	1,023
ZeroFox, Inc.	Equity	5/7/2020	Common Stock	289,992	101	1,382	(4)(20)
Subtotal: Software (2.07%)*					32,498	28,966
Surgical Devices
Gynesonics, Inc.	Equity	1/18/2007	Preferred Series B	219,298	250	—
	Equity	6/16/2010	Preferred Series C	656,538	282	—
	Equity	2/8/2013	Preferred Series D	1,991,157	712	—
	Equity	7/14/2015	Preferred Series E	2,786,367	429	—
	Equity	12/18/2018	Preferred Series F	1,523,693	118	—
	Equity	12/18/2018	Preferred Series F-1	2,418,125	150	—
Total Gynesonics, Inc.				9,595,178	1,941	—
TransMedics Group, Inc.		11/7/2012	Common Stock	50,000	538	2,546	(4)
Subtotal: Surgical Devices (0.18%)*					2,479	2,546
Sustainable and Renewable Technology
Fulcrum Bioenergy, Inc.	Equity	9/13/2012	Preferred Series C-1	187,265	711	995
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	2,173
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
NantEnergy, LLC	Equity	8/31/2013	Common Units	59,665	102	—
Pineapple Energy LLC	Equity	12/10/2020	Common Stock	304,486	3,153	634	(4)(20)
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	2,456
Proterra, Inc.	Equity	5/28/2015	Common Stock	457,841	542	1,726	(4)
Subtotal: Sustainable and Renewable Technology (0.57%)*					11,508	7,984
Total: Equity Investments (9.56%)*					$153,173	$133,972
Warrant Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Preferred Series B	15,399	$24	$23
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	461	463
Subtotal: Biotechnology Tools (0.03%)*					485	486
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	229,611	123	99
Spring Mobile Solutions, Inc.	Warrant	4/19/2013	Common Stock	2,834,375	418	—
Subtotal: Communications & Networking (0.01%)*					541	99
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
Savage X Holding, LLC	Warrant	6/27/2014	Class A Units	206,185	—	1,103
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes

TechStyle, Inc.	Warrant	7/16/2013	Preferred Series B	206,185	$1,101	$745
TFG Holding, Inc.	Warrant	6/27/2014	Common Stock	206,185	—	—
The Neat Company	Warrant	8/13/2014	Common Stock	54,054	365	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	18	475
Subtotal: Consumer & Business Products (0.17%)*					1,712	2,323
Consumer & Business Services
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	34	(5)(10)
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	—
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	127	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	19
Provi	Warrant	12/22/2022	Common Stock	117,042	166	155	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	308	(15)
RumbleON, Inc.	Warrant	4/30/2018	Common Stock	5,139	88	—	(4)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,379,761	842	1,332	(12)(16)
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	57	43
	Warrant	8/23/2019	Preferred Series B	444,444	83	—
Total Skyword, Inc.				2,051,587	140	43
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	43
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	50
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	25
Total Snagajob.com, Inc.				3,611,537	860	118
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	267,225	844	280	(12)
Udacity, Inc.	Warrant	9/25/2020	Common Stock	486,359	218	4	(12)
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	25
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	192	(5)(10)(12)(16)
	Warrant	8/27/2021	Preferred Series E	1,868	26	2	(5)(10)(16)
Total Worldremit Group Limited				79,083	155	194
Subtotal: Consumer & Business Services (0.19%)*					4,248	2,639
Drug Delivery
Aerami Therapeutics Holdings, Inc.	Warrant	9/30/2015	Common Stock	110,882	74	—
BioQ Pharma Incorporated	Warrant	10/27/2014	Common Stock	459,183	1	—
PDS Biotechnology Corporation	Warrant	8/28/2014	Common Stock	3,929	390	1	(4)
Subtotal: Drug Delivery (0.00%)*					465	1
Drug Discovery & Development
Acacia Pharma Inc.	Warrant	6/29/2018	Common Stock	201,330	304	—	(5)(10)
ADMA Biologics, Inc.	Warrant	2/24/2014	Common Stock	58,000	166	10	(4)
Akero Therapeutics, Inc.	Warrant	6/15/2022	Common Stock	18,360	56	674	(4)(10)
Albireo Pharma, Inc.	Warrant	6/8/2020	Common Stock	5,311	61	31	(4)(10)
AmplifyBio, LLC	Warrant	12/27/2022	Class A Units	69,239	238	256	(15)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes

Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	40,396	$880	$1,590	(4)(10)(12)(16)
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	318	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	3	(4)
Dermavant Sciences Ltd.	Warrant	5/31/2019	Common Stock	223,642	101	199	(5)(10)
enGene, Inc.	Warrant	12/30/2021	Preferred Series 3	133,692	72	28	(5)(10)(12)
Evofem Biosciences, Inc.	Warrant	6/11/2014	Common Stock	520	266	—	(4)
Fresh Tracks Therapeutics, Inc. (p.k.a. Brickell Biotech, Inc.)	Warrant	2/18/2016	Common Stock	200	119	—	(4)
Kineta, Inc.	Warrant	12/20/2019	Common Stock	2,202	110	—	(4)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	59	(4)(10)(15)
Madrigal Pharmaceutical, Inc.	Warrant	5/9/2022	Common Stock	10,131	177	1,977	(4)(10)
Myovant Sciences, Ltd.	Warrant	10/16/2017	Common Stock	73,710	460	958	(4)(5)(10)
Paratek Pharmaceuticals, Inc.	Warrant	8/1/2018	Common Stock	426,866	520	34	(4)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	101	(4)(10)(12)(15)(16)
Provention Bio, Inc.	Warrant	9/15/2022	Common Stock	111,934	281	677	(4)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	21	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	15	(4)(12)
TG Therapeutics, Inc.	Warrant	2/28/2019	Common Stock	231,613	1,033	1,084	(4)(10)(12)
Tricida, Inc.	Warrant	3/27/2019	Common Stock	31,352	280	1	(4)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	127
X4 Pharmaceuticals, Inc.	Warrant	12/9/2022	Common Stock	1,392,787	510	281	(4)
Subtotal: Drug Discovery & Development (0.60%)*					7,466	8,444
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	86	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,511	34	212
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	975
Subtotal: Electronics & Computer Hardware (0.09%)*					692	1,273
Healthcare Services, Other
Vida Health, Inc.	Warrant	3/28/2022	Common Stock	100,618	114	14
Subtotal: Healthcare Services, Other (0.00%)*					114	14
Information Services
Capella Space Corp.	Warrant	10/21/2021	Common Stock	176,200	207	114	(15)
INMOBI Inc.	Warrant	11/19/2014	Common Stock	65,587	82	—	(5)(10)
NetBase Solutions, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	380
Signal Media Limited	Warrant	6/29/2022	Common Stock	94,857	35	15	(5)(10)
Subtotal: Information Services (0.04%)*					680	509
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	1,154
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	1,202
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes

Xometry, Inc.	Warrant	5/9/2018	Common Stock	87,784	$47	$1,800	(4)
Subtotal: Manufacturing Technology (0.30%)*					1,112	4,156
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	221,622	35	35
Subtotal: Media/Content/Info (0.00%)*					35	35
Medical Devices & Equipment
Aspire Bariatrics, Inc.	Warrant	1/28/2015	Common Stock	22,572	455	—
Flowonix Medical Incorporated	Warrant	11/3/2014	Preferred Series AA	110,946	362	—
	Warrant	9/21/2018	Preferred Series BB	725,806	351	—
Total Flowonix Medical Incorporated				836,752	713	—
Intuity Medical, Inc.	Warrant	12/29/2017	Preferred Series B-1	3,076,323	294	54
Lucira Health, Inc.	Warrant	2/4/2022	Common Stock	59,642	110	—	(4)
Outset Medical, Inc.	Warrant	9/27/2013	Common Stock	62,794	401	864	(4)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	1	(4)
Subtotal: Medical Devices & Equipment (0.07%)*					2,034	919
Semiconductors
Achronix Semiconductor Corporation	Warrant	6/26/2015	Preferred Series D-2	750,000	99	524
Fungible, Inc.	Warrant	12/16/2021	Common Stock	800,000	751	—	(15)
Subtotal: Semiconductors (0.04%)*					850	524
Software
Aria Systems, Inc.	Warrant	5/22/2015	Preferred Series G	231,535	74	—
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	448	365
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	398
Brain Corporation	Warrant	10/4/2021	Common Stock	194,629	165	61	(15)
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	1
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	14
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	400	(5)(10)
Convoy, Inc.	Warrant	3/30/2022	Common Stock	165,456	974	364	(16)
Couchbase, Inc.	Warrant	4/25/2019	Common Stock	105,350	462	488	(4)
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	26	19	(5)(10)(12)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	453,641	353	168
Delphix Corp.	Warrant	10/8/2019	Common Stock	718,898	1,594	2,657
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	180
DNAnexus, Inc.	Warrant	3/21/2014	Preferred Series C	909,091	97	131
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	300
Eigen Technologies Ltd.	Warrant	4/13/2022	Common Stock	522	8	6	(5)(10)
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	362,837	583	382
Esme Learning Solutions, Inc.	Warrant	1/27/2022	Common Stock	56,765	198	—
Evernote Corporation	Warrant	9/30/2016	Common Stock	62,500	107	6
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes

First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	$96	$39
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	314
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series D	89,685	131	1
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	225
Nuvolo Technologies Corporation	Warrant	3/29/2019	Common Stock	70,000	172	175	(12)
Poplicus, Inc.	Warrant	5/28/2014	Common Stock	132,168	—	—
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	298
SignPost, Inc.	Warrant	1/13/2016	Series Junior 1 Preferred	474,019	314	—
SingleStore, Inc.	Warrant	4/28/2020	Preferred Series D	312,596	103	426
Tact.ai Technologies, Inc.	Warrant	2/13/2020	Common Stock	1,041,667	206	69
The Faction Group LLC	Warrant	11/3/2014	Preferred Series AA	8,076	234	436
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	321	(15)
Subtotal: Software (0.59%)*					9,761	8,244
Surgical Devices
Gynesonics, Inc.	Warrant	1/16/2013	Preferred Series C	16,835	7	—
TransMedics Group, Inc.	Warrant	9/11/2015	Common Stock	14,440	39	492	(4)
Subtotal: Surgical Devices (0.04%)*					46	492
Sustainable and Renewable Technology
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	44
Fulcrum Bioenergy, Inc.	Warrant	4/30/2013	Preferred Series C-1	93,632	64	275
Halio, Inc.	Warrant	4/22/2014	Preferred Series A	325,000	155	126
	Warrant	4/7/2015	Preferred Series B	131,883	63	43
Total Halio, Inc.				456,883	218	169
IngredientWerks Holdings, Inc. (p.k.a Agrivida, Inc.)	Warrant	6/20/2013	Preferred Series D	471,327	120	—
Polyera Corporation	Warrant	3/24/2015	Preferred Series C	150,036	269	—
Subtotal: Sustainable and Renewable Technology (0.03%)*					723	488
Total: Warrant Investments (2.19%)*					$30,964	$30,646
Total: Investments in Securities (211.21%)*					$3,002,197	$2,960,062
Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			$2,699	$3,080	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			419	438	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.25%)*					$3,118	$3,518

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2022
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date (4)	Series (3)	Shares	Cost (2)	Value	Footnotes

Software
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			$381	$375	(5)(10)
Subtotal: Software (0.03%)*					381	375
Total: Investment Funds & Vehicles Investments (0.28%)*					$3,499	$3,893
Total: Investments (211.49%)*					$3,005,696	$2,963,955
*Value as a percent of net assets. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(1)Interest rate PRIME represents 7.50% as of December 31, 2022. 1-month LIBOR, 3-month LIBOR, and 6-month LIBOR represent, 4.40%, 4.77%, and 5.14%, respectively, as of December 31, 2022.
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
(17)Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of December 31, 2022. Refer to “Note 11 — Commitments and Contingencies”.
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

HERCULES CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Hercules Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed and institutional-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. The Company sources its investments through its principal office, which was located in Palo Alto, CA until February 12, 2024 and in San Mateo, CA thereafter and presently, as well as through its additional offices in Boston, MA, New York, NY, Bethesda, MD, San Diego, CA, Denver, CO, and London, United Kingdom. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.
The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a Business Development Company under the Investment Company Act of 1940, as amended. From incorporation through December 31, 2005, the Company was subject to tax as a corporation under Subchapter C of the Code. Effective January 1, 2006, the Company elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Code (see “Note 6 – Income Taxes”).
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
The Company has also established certain wholly owned subsidiaries, all of which are structured as Delaware corporations or Limited Liability Companies (“LLCs”), to hold portfolio companies organized as LLCs (or other forms of pass-through entities). These subsidiaries are consolidated for financial reporting purposes in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Certain of the subsidiaries are taxable and not consolidated with Hercules for income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments.
The Company formed Hercules Capital Management LLC and Hercules Adviser LLC in 2020 as wholly owned Delaware limited liability subsidiaries. The Company was granted no-action relief by the staff of the Securities and Exchange Commission (“SEC”) to allow Hercules Adviser LLC (the "Adviser Subsidiary") to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The Adviser Subsidiary provides investment advisory and related services to investment vehicles (“Adviser Funds”) owned by one or more unrelated third-party investors (“External Parties”). The Adviser Subsidiary is owned by Hercules Capital Management LLC and collectively held and presented with Hercules Partner Holdings, LLC, which separately wholly owns the general partnership vehicles to each of the Adviser Funds.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S GAAP and pursuant to Regulation S-X. The Company’s functional currency is U.S. dollars (“USD”) and these consolidated financial statements have been prepared in that currency.
As an investment company, the Company follows accounting and reporting guidance as set forth in Topic 946, Financial Services – Investment Companies (“ASC Topic 946”) of the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification, as amended (“ASC”). As provided under Regulation S-X and ASC Topic 946, the Company will not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Rather, an investment company’s interest in portfolio companies that are not investment companies should be measured at fair value in accordance with ASC Topic 946. The Adviser Subsidiary is not an investment company as defined in ASC Topic 946 and further, the Adviser Subsidiary provides investment advisory services exclusively to the Adviser Funds which are owned by External Parties. As such pursuant to ASC Topic 946, the Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value and is not consolidated.
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
The Company's Consolidated Financial Statements included the accounts of the securitization trust, a VIE, formed in 2022 in conjunction with the issuance of the 2031 Asset-Backed Notes (as defined in “Note 5 – Debt”). The Company held no interests in a VIE as of December 31, 2021. The assets of the Company's securitization VIE are restricted to be used to settle obligations of its consolidated securitization VIE, which are disclosed parenthetically on the Consolidated Statements of Assets and Liabilities. The liabilities are the only obligations of its consolidated securitization VIE, and the creditors (or beneficial interest holders) do not have recourse to the Company's general credit.
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
As of December 31, 2023, approximately 95.1% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Company's Valuation Committee and approved by the Board. Fair Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the valuation designee of the Board. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. The Company’s debt securities are primarily invested in venture capital-backed and institutional-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy established by the Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by the Company's Valuation Committee and approved by the Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.
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
Investment Funds & Vehicles
The Company applies the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
Derivative Instruments
The Company's derivative instruments include foreign currency forward contracts. The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments in the Consolidated Statements of Operations. Realized gains and losses of the derivative instruments are included in net realized gains (losses) on non-control/non-affiliate investments in the Consolidated Statements of Operations. The net cash flows realized on settlement of derivatives are included in realized (gain) loss in the Consolidated Statements of Cash Flows.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value. As of December 31, 2023, the Company held $804 thousand (Cost basis $842 thousand) of foreign cash. As of December 31, 2022, the Company held $1,178 thousand (Cost basis $1,168 thousand) of foreign cash. Restricted cash includes amounts that are held as collateral securing certain of the Company’s financing transactions, including amounts held in a securitization trust by trustees related to its 2031 Asset-Backed Notes (refer to “Note 5 – Debt”).

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
The Company has elected to be treated as a RIC under Subchapter M of the Code. To qualify as a RIC, the Company is required to meet certain income and asset tests in addition to distributing dividends of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for distributions paid, to its stockholders. See “Certain United States Federal Income Tax Considerations” for additional information.
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
The amount to be paid out as a distribution is determined by the Board each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent that the Company's earnings fall below the amount of the dividend distributions declared, however, a portion of the total amount of the Company's distributions for the fiscal year may be deemed a return of capital.
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
Comprehensive Income
The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income for the years ended December 31, 2023, 2022, or 2021. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.
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
3. Fair Value of Financial Instruments
Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2023 and December 31, 2022.

(in thousands)	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash and cash equivalents
Money Market Fund (1)	$56,000	$56,000	$—	$—

Other assets
Escrow and Other Investment Receivables	$10,888	$—	$—	$10,888

Investments
Senior Secured Debt	$2,987,577	$—	$—	$2,987,577
Unsecured Debt	69,722	—	—	69,722
Preferred Stock	53,038	—	—	53,038
Common Stock (2)	99,132	57,342	—	41,790
Warrants	33,969	—	11,881	22,088
	$3,243,438	$57,342	$11,881	$3,174,215
Investment Funds & Vehicles measured at Net Asset Value (3)	4,608
Total Investments, at fair value	$3,248,046
Derivative Instruments (4)	$(766)
Total Investments including cash and cash equivalents and derivative instruments	$3,303,280

(in thousands)	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Other assets
Escrow Receivables	$875	$—	$—	$875

Investments
Senior Secured Debt	$2,741,388	$—	$—	$2,741,388
Unsecured Debt	54,056	—	—	54,056
Preferred Stock	41,488	—	—	41,488
Common Stock(2)	92,484	66,027	1,398	25,059
Warrants	30,646	—	11,227	19,419
	$2,960,062	$66,027	$12,625	$2,881,410
Investment Funds & Vehicles measured at Net Asset Value (3)	3,893
Total Investments, at fair value	$2,963,955
(1)This investment is included in Cash and cash equivalents in the accompanying Consolidated Statements of Assets and Liabilities.
(2)Common Stock includes non-voting security in the form of a promissory note with a lien on shares of issuer's Common Stock.
(3)In accordance with U.S. GAAP, certain investments are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and are not categorized within the fair value hierarchy as per ASC 820. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the accompanying Consolidated Statements of Assets and Liabilities.
(4)Derivative Instruments are carried at fair value and a level 2 security within the Company's fair value hierarchy.

The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the years ended December 31, 2023 and December 31, 2022.

(in thousands)	Balance as of January 1, 2023	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance as of December 31, 2023
Investments
Senior Secured Debt	$2,741,388	$(5,350)	$17,277	$1,264,689	$—	$(990,448)	$—	$(39,979)	$2,987,577
Unsecured Debt	54,056	—	4,268	11,398	—	—	—	—	69,722
Preferred Stock	41,488	(3,441)	(1,123)	2,851	—	—	13,263	—	53,038
Common Stock	25,059	—	11,325	6,000	(594)	—	—	—	41,790
Warrants	19,419	(4,295)	4,825	3,894	(1,755)	—	—	—	22,088
Other Assets
Escrow and Other Investment Receivable	875	65	(17,022)	537	(283)	—	26,716	—	10,888
Total	$2,882,285	$(13,021)	$19,550	$1,289,369	$(2,632)	$(990,448)	$39,979	$(39,979)	$3,185,103

(in thousands)	Balance as of January 1, 2022	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance as of December 31, 2022
Investments
Senior Secured Debt	$2,156,709	$(1,884)	$(9,788)	$1,145,048	$(84,000)	$(461,193)	$—	$(3,504)	$2,741,388
Unsecured Debt	52,890	—	(2,840)	4,006	—	—	—	—	54,056
Preferred Stock	69,439	7,966	(23,658)	5,264	(11,101)	—	—	(6,422)	41,488
Common Stock	21,968	(74)	6,894	25	(19)	—	207	(3,942)	25,059
Warrants	27,477	(624)	(12,412)	7,494	(2,516)	—	—	—	19,419
Other Assets
Escrow Receivable	561	401	(287)	1,148	(948)	—	—	—	875
Total	$2,329,044	$5,785	$(42,091)	$1,162,985	$(98,584)	$(461,193)	$207	$(13,868)	$2,882,285
(1)Included in net realized gains (losses) in the accompanying Consolidated Statements of Operations.
(2)Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)Transfers within Level 3 during the year ended December 31, 2023 related to the conversion of Level 3 debt investments into Level 3 preferred stock investments and other assets.
(4)Transfers out of Level 3 during the year ended December 31, 2022 related to the initial public offerings of Gelesis, Inc., Pineapple Energy, LLC, and the conversion of Level 3 debt investments into common stock investments. Transfers into Level 3 during the year ended December 31, 2022 related to the decline of liquidity of Kaleido Biosciences, Inc. shares.
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
The following table presents the net unrealized appreciation (depreciation) recorded for preferred stock, common stock, debt and warrant Level 3 investments relating to assets still held at the reporting date.

(in millions)	Year Ended December 31,
	2023	2022
Debt investments	$11.5	$(18.9)
Preferred stock	(4.6)	(19.4)
Common stock	11.3	6.8
Warrant investments	1.5	(12.7)
The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant

Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level 3 Debt Investments	Fair Value as of December 31, 2023 (in thousands)		Valuation Techniques/Methodologies	Unobservable Input (1)	Range	Weighted Average (2)
Pharmaceuticals	$971,775		Market Comparable Companies	Hypothetical Market Yield	10.91% - 21.43%	13.46%
				Premium/(Discount)	(1.00)% - 3.50%	0.04%
	8,455		Liquidation (3)	Probability weighting of alternative outcomes	10.00% - 50.00%	41.83%

Technology	1,181,823		Market Comparable Companies	Hypothetical Market Yield	11.30% - 20.74%	15.03%
				Premium/(Discount)	(1.00)% - 5.00%	0.47%
	23,244		Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 50.00%	39.32%
	—		Liquidation (3)	Probability weighting of alternative outcomes	100.00% - 100.00%	100.00%

Sustainable and Renewable Technology	1,678		Market Comparable Companies	Hypothetical Market Yield	10.75% - 10.75%	10.75%
				Premium/(Discount)	0.75% - 0.75%	0.75%

Lower Middle Market	322,162		Market Comparable Companies	Hypothetical Market Yield	12.54% - 20.15%	14.13%
				Premium/(Discount)	(0.75)% - 2.25%	0.56%
Debt Investments for which Cost Approximates Fair Value
	431,512		Debt Investments originated within 6 months
	54,430		Imminent Payoffs (4)
	62,220		Debt Investments Maturing in Less than One Year
	$3,057,299		Total Level 3 Debt Investments
Other Investment Receivables	9,648		Liquidation	Probability weighting of alternative outcomes	10.00% - 50.00%	41.83%
	$3,066,947	-94828000	Total Level Three Debt Investments and Other Investment Receivables
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

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of December 31, 2023 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (5)
Equity Investments	$52,094	Market Comparable Companies	EBITDA Multiple (2)	12.3x - 12.3x	12.3x
			Revenue Multiple (2)	0.3x - 20.1x	7.2x
			Tangible Book Value Multiple (2)	1.8x - 1.8x	1.8x
			Discount for Lack of Marketability (3)	7.11% - 92.72%	31.57%
	11,096	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(86.14)% - 32.69%	7.47%
	28,713	Discounted Cash Flow	Discount Rate (7)	19.88% - 31.97%	30.51%
	2,925	Other (6)
Warrant Investments	19,014	Market Comparable Companies	EBITDA Multiple (2)	12.3x - 12.3x	12.3x
			Revenue Multiple (2)	0.9x - 10.2x	4.2x
			Discount for Lack of Marketability (3)	6.21% - 33.12%	21.70%
	3,074	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(70.67)% - 34.86%	13.17%
	—	Other (6)
Total Level 3 Equity and Warrant Investments	$116,916
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
(6)The fair market value of these investments is derived based on recent market private market and merger and acquisition transaction prices.
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
As of December 31, 2023 and December 31, 2022, the 2033 Notes were trading on the New York Stock Exchange ("NYSE") at $25.25 and $24.59 per unit at par value. The par value at underwriting for the 2033 Notes was $25.00 per unit. Based on market quotations on or around December 31, 2023 the 2031 Asset-Backed Notes were quoted for 0.950. The fair values of the SBA debentures, July 2024 Notes, February 2025 Notes, June 2025 Notes, June 2025 3-Year Notes, March 2026 A Notes, March 2026 B Notes, September 2026, and January 2027 Notes are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms. The fair values of the outstanding debt under the MUFG Bank Facility and the SMBC Facility are equal to their outstanding principal balances as of December 31, 2023 and December 31, 2022.

The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of December 31, 2023 and December 31, 2022:

(in thousands)	December 31, 2023
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
SBA Debentures	$170,323	$142,011	$—	$—	$142,011
July 2024 Notes	104,828	105,755	—	—	105,755
February 2025 Notes	49,866	49,144	—	—	49,144
June 2025 Notes	69,757	67,198	—	—	67,198
June 2025 3-Year Notes	49,771	48,983	—	—	48,983
March 2026 A Notes	49,795	47,702	—	—	47,702
March 2026 B Notes	49,776	47,759	—	—	47,759
September 2026 Notes	322,339	288,711	—	—	288,711
January 2027 Notes	345,935	315,832	—	—	315,832
2031 Asset-Backed Notes	148,544	142,500	—	142,500	—
2033 Notes	38,935	40,400	—	40,400	—
MUFG Bank Facility(1)	61,000	61,000	—	—	61,000
SMBC Facility	94,000	94,000	—	—	94,000
Total	$1,554,869	$1,450,995	$—	$182,900	$1,268,095

(in thousands)	December 31, 2022
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
SBA Debentures	$169,738	$155,257	$—	$—	$155,257
July 2024 Notes	104,533	102,019	—	—	102,019
February 2025 Notes	49,751	47,044	—	—	47,044
June 2025 Notes	69,595	64,198	—	—	64,198
June 2025 3-Year Notes	49,616	47,528	—	—	47,528
March 2026 A Notes	49,700	45,512	—	—	45,512
March 2026 B Notes	49,673	45,588	—	—	45,588
September 2026 Notes	321,358	269,509	—	—	269,509
January 2027 Notes	344,604	296,826	—	—	296,826
2031 Asset-Backed Notes	147,957	142,620	—	142,620	—
2033 Notes	38,826	39,344	—	39,344	—
MUFG Bank Facility(1)	107,000	107,000	—	—	107,000
SMBC Facility	72,000	72,000	—	—	72,000
Total	$1,574,351	$1,434,445	$—	$181,964	$1,252,481
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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2023, 2022, and 2021.

(in thousands)			For the Year Ended December 31, 2023
Portfolio Company(1)	Type	Fair Value as of December 31, 2023	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$262	$—	$—	$(57)	$—
Gibraltar Acquisition LLC (3)	Control	62,512	3,344	95	9,656	—
Hercules Adviser LLC (4)	Control	40,713	608	—	9,560	—
Tectura Corporation	Control	11,517	690	—	3,475	—
Total Control Investments		$115,004	$4,642	$95	$22,634	$—

(in thousands)			For the Year Ended December 31, 2022
Portfolio Company(1)	Type	Fair Value as of December 31, 2022	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$319	$—	$—	$(246)	$—
Gibraltar Business Capital, LLC	Control	36,944	3,385	68	(6,968)	—
Hercules Adviser LLC	Control	31,153	546	—	7,163	—
Tectura Corporation	Control	8,042	690	—	(227)	—
Total Control Investments		$76,458	$4,621	$68	$(278)	$—

Affiliate Investments
Black Crow AI, Inc.(2)	Affiliate	$—	$—	$—	$(120)	$3,772
Pineapple Energy LLC(2)	Affiliate	—	1,204	—	4,209	(2,014)
Total Affiliate Investments		$—	$1,204	$—	$4,089	$1,758
Total Control & Affiliate Investments		$76,458	$5,825	$68	$3,811	$1,758

(in thousands)			For the Year Ended December 31, 2021
Portfolio Company(1)	Type	Fair Value as of December 31, 2021	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$565	$—	$—	$315	$—
Gibraltar Business Capital, LLC	Control	43,830	3,178	54	(14,616)	—
Hercules Adviser LLC	Control	20,840	141	—	11,955	—
Tectura Corporation	Control	8,269	690	5	(331)	—
Total Control Investments		$73,504	$4,009	$59	$(2,677)	$—

Affiliate Investments
Black Crow AI, Inc.	Affiliate	$1,120	$—	$—	$1,905	$—
Pineapple Energy LLC	Affiliate	8,338	10	—	(282)	—
Solar Spectrum Holdings LLC (p.k.a. Sungevity, Inc.)	Affiliate	—	—	—	62,183	(62,143)
Total Affiliate Investments		$9,458	$10	$—	$63,806	$(62,143)
Total Control & Affiliate Investments		$82,962	$4,019	$59	$61,129	$(62,143)
(1)In accordance with Rules 3-09, 4-08(g), and Rule 10-01(b)(1) of Regulation S-X, (“Rule 3-09”, “Rule 4-08(g)”, and “Rule 10-01(b)(1)”, respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of December 31, 2023, December 31, 2022, and December 31, 2021 there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.
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

Portfolio Composition
The following table shows the fair value of the Company’s portfolio of investments by asset class as of December 31, 2023 and December 31, 2022:

(in thousands)	December 31, 2023		December 31, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$2,987,577	92.0%	$2,741,388	92.5%
Unsecured Debt	69,722	2.2%	54,056	1.8%
Preferred Stock	53,038	1.6%	41,488	1.4%
Common Stock	99,132	3.1%	92,484	3.1%
Warrants	33,969	1.0%	30,646	1.1%
Investment Funds & Vehicles	4,608	0.1%	3,893	0.1%
Total	$3,248,046	100.0%	$2,963,955	100.0%
A summary of the Company’s investment portfolio, at value, by geographic location as of December 31, 2023 and December 31, 2022 is shown as follows:

(in thousands)	December 31, 2023		December 31, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$2,861,615	88.1%	$2,670,520	90.1%
United Kingdom	222,136	6.9%	171,629	5.8%
Netherlands	89,995	2.8%	88,915	3.0%
Israel	52,868	1.6%	9,052	0.3%
Canada	15,730	0.5%	19,472	0.7%
Denmark	4,173	0.1%	—	0.0%
Germany	1,144	0.0%	990	0.0%
Other	385	0.0%	573	0.0%
Ireland	—	0.0%	2,804	0.1%
Total	$3,248,046	100.0%	$2,963,955	100.0%
The following table shows the fair value of the Company’s portfolio by industry sector as of December 31, 2023 and December 31, 2022:

(in thousands)	December 31, 2023		December 31, 2022
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$1,257,699	38.7%	$1,150,707	38.8%
Software	764,985	23.6%	798,264	26.9%
Consumer & Business Services	525,973	16.2%	439,384	14.8%
Healthcare Services, Other	300,079	9.3%	198,763	6.7%
Communications & Networking	29,400	0.9%	101,833	3.5%
Diversified Financial Services	114,722	3.5%	68,569	2.3%
Information Services	126,605	3.9%	60,759	2.1%
Biotechnology Tools	48,381	1.5%	32,825	1.1%
Manufacturing Technology	11,006	0.3%	46,109	1.6%
Medical Devices & Equipment	22,096	0.7%	1,834	0.1%
Electronics & Computer Hardware	20,324	0.6%	21,517	0.7%
Media/Content/Info	12,704	0.4%	35	0.0%
Sustainable and Renewable Technology	9,581	0.3%	15,486	0.5%
Consumer & Business Products	2,589	0.1%	2,821	0.1%
Semiconductors	1,205	0.0%	21,921	0.7%
Surgical Devices	676	0.0%	3,038	0.1%
Drug Delivery	21	0.0%	90	0.0%
Total	$3,248,046	100.0%	$2,963,955	100.0%

No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of December 31, 2023 or December 31, 2022.
Concentrations of Credit Risk
The Company’s customers are primarily privately held companies and public companies which are active in the “Drug Discovery & Development", "Software”, “Consumer & Business Services”, “Healthcare Services, Other”, and “Communications & Networking” sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.
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
As of December 31, 2023 and December 31, 2022, the Company’s ten largest portfolio companies represented approximately 29.7% and 29.0% of the total fair value of the Company’s investments in portfolio companies, respectively. As of December 31, 2023 and December 31, 2022, the Company had five and eight portfolio companies, respectively, that represented 5% or more of the Company’s net assets. As of December 31, 2023, the Company had five equity investments representing approximately 56.5% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. As of December 31, 2022, the Company had four equity investments which represented approximately 39.8% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of such investments.
Investment Collateral
In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. The Company's investments were collateralized as follows as of December 31, 2023 and December 31, 2022:

	Percentage of debt investments (at fair value), as of
	December 31, 2023	December 31, 2022
Senior Secured First Lien
All assets including intellectual property	52.3%	42.0%
All assets with negative pledge on intellectual property	24.0%	26.1%
“Last-out” with security interest in all of the assets	12.5%	11.6%
Total senior secured first lien position	88.8%	79.7%
Second lien	8.9%	18.4%
Unsecured	2.3%	1.9%
Total debt investments at fair value	100.0%	100.0%
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The following is a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of December 31, 2023 and December 31, 2022:

(in thousands)		Fair Value
Derivative Instrument	Statement Location	December 31, 2023	December 31, 2022
Foreign currency forward contract	Accounts payable and accrued liabilities	$766	$—
	Total	$766	$—

Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the years ended December 31, 2023 and December 31, 2022 are in the following locations in the Consolidated Statements of Operations:

(in thousands)		Year Ended December 31,
Derivative Instrument	Statement Location	2023	2022
Foreign currency forward contract	Net realized gain (loss) - Non-control / Non-affiliate investments	$—	$—
Foreign currency forward contract	Net change in unrealized appreciation (depreciation) - Non-control / Non-affiliate investments	(766)	—
	Total	$(766)	$—
Investment Income
The Company’s investment portfolio generates interest, fee, and dividend income. The composition of the Company’s interest income and fee income is as follows:

(in thousands)	Year Ended December 31,
	2023	2022	2021
Contractual interest income	$351,883	$249,375	$200,682
Exit fee interest income	45,747	32,063	37,494
PIK interest income	24,670	20,455	11,210
Dividend income	1,400	—	—
Other investment income (1)	10,725	5,365	3,974
Total interest and dividend income	$434,425	$307,258	$253,360

Recurring fee income	$8,835	$7,834	$7,458
Fee income - expired commitments	1,695	1,502	3,031
Accelerated fee income - early repayments	15,713	5,094	17,127
Total fee income	$26,243	$14,430	$27,616
(1)Other interest income includes OID interest income and interest recorded on other assets.
As of December 31, 2023 and 2022, unamortized capitalized fee income was recorded as follows:

(in millions)	As of December 31,
	2023	2022
Offset against debt investment cost	$32.9	$43.1
Deferred obligation contingent on funding or other milestone	9.4	10.9
Total Unamortized Fee Income	$42.3	$54.0
As of December 31, 2023 and 2022, loan exit fees receivable were recorded as follows:

(in millions)	As of December 31,
	2023	2022
Included within debt investment cost	$35.9	$32.5
Deferred receivable related to expired commitments	4.3	5.0
Total Exit Fees Receivable	$40.2	$37.5

5. Debt
As of December 31, 2023 and December 31, 2022, the Company had the following available and outstanding debt:

(in thousands)	December 31, 2023			December 31, 2022
	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$175,000	$175,000	$170,323	$175,000	$175,000	$169,738
July 2024 Notes	105,000	105,000	104,828	105,000	105,000	104,533
February 2025 Notes	50,000	50,000	49,866	50,000	50,000	49,751
June 2025 Notes	70,000	70,000	69,757	70,000	70,000	69,595
June 2025 3-Year Notes	50,000	50,000	49,771	50,000	50,000	49,616
March 2026 A Notes	50,000	50,000	49,795	50,000	50,000	49,700
March 2026 B Notes	50,000	50,000	49,776	50,000	50,000	49,673
September 2026 Notes	325,000	325,000	322,339	325,000	325,000	321,358
January 2027 Notes	350,000	350,000	345,935	350,000	350,000	344,604
2031 Asset-Backed Notes	150,000	150,000	148,544	150,000	150,000	147,957
2033 Notes	40,000	40,000	38,935	40,000	40,000	38,826
MUFG Bank Facility (2)(3)	400,000	61,000	61,000	545,000	107,000	107,000
SMBC Facility (2)	400,000	94,000	94,000	225,000	72,000	72,000
Total	$2,215,000	$1,570,000	$1,554,869	$2,185,000	$1,594,000	$1,574,351
(1)Except for the SMBC Facility and MUFG Bank Facility (f.k.a. Union Bank Facility), all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the debt as of the balance sheet date.
(2)Availability subject to the Company meeting the borrowing base requirements.
(3)In June 2022 the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.
(4)Includes $175.0 million of available commitment through the letter of credit facility as of December 31, 2023.
Debt issuance costs, net of accumulated amortization, were as follows as of December 31, 2023 and December 31, 2022:

(in thousands)	December 31, 2023	December 31, 2022
SBA Debentures	$4,677	$5,262
July 2024 Notes	172	467
February 2025 Notes	134	249
June 2025 Notes	243	405
June 2025 3-Year Notes	229	384
March 2026 A Notes	205	300
March 2026 B Notes	224	327
September 2026 Notes	2,661	3,642
January 2027 Notes	4,065	5,396
2031 Asset-Backed Notes	1,456	2,043
2033 Notes	1,065	1,174
MUFG Bank Facility(1)	3,540	1,292
SMBC Facility (1)	1,775	1,701
Total	$20,446	$22,642
(1)The MUFG Bank Facility (f.k.a. Union Bank Facility) and SMBC Facility, are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.

For the year ended December 31, 2023, the components of interest expense, related fees, losses on debt extinguishment and cash paid for interest expense for debt were as follows:

(in thousands)	Year ended December 31, 2023
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$4,562	$585	$—	$5,147	$4,562
July 2024 Notes	5,009	295	—	5,304	5,009
February 2025 Notes	2,140	115	—	2,255	2,140
June 2025 Notes	3,017	162	—	3,179	3,017
June 2025 3-Year Notes	3,000	155	—	3,155	3,000
March 2026 A Notes	2,250	95	—	2,345	2,250
March 2026 B Notes	2,275	103	—	2,378	2,276
September 2026 Notes	8,697	815	—	9,512	8,532
January 2027 Notes	12,316	828	—	13,144	11,812
2031 Asset-Backed Notes	7,613	399	—	8,012	7,425
2033 Notes	2,500	108	—	2,608	2,500
MUFG Bank Facility(2)	5,583	1,770	2,782	10,135	5,948
SMBC Facility	8,658	693	940	10,291	8,678
Total	$67,620	$6,123	$3,722	$77,465	$67,149
(1)Interest expense includes amortization of original issue discounts for the year ended December 31, 2023, of $166 thousand, $503 thousand, and $188 thousand related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.
(2)The June 2022 amendment of the MUFG Bank Facility replaced the Union Bank Facility via an amendment which changed the lead lender.
For the year ended December 31, 2022, the components of interest expense, related fees, and cash paid for interest expense for debt were as follows:

(in thousands)	Year ended December 31, 2022
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)(2)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$3,997	$581	$—	$4,578	$2,835
2022 Notes(3)	1,011	50	—	1,061	2,293
July 2024 Notes	5,009	295	—	5,304	5,009
February 2025 Notes	2,140	115	—	2,255	2,140
June 2025 Notes	3,017	162	—	3,179	3,017
June 2025 3-Year Notes	1,567	81	—	1,648	1,500
March 2026 A Notes	2,250	95	—	2,345	2,250
March 2026 B Notes	2,275	103	—	2,378	2,275
September 2026 Notes	8,698	815	—	9,513	8,531
January 2027 Notes	11,630	782	—	12,412	5,906
2031 Asset-Backed Notes	3,975	209	—	4,184	3,671
2033 Notes	2,500	108	—	2,608	2,500
2022 Convertible Notes(3)	923	148	—	1,071	5,004
MUFG Bank Facility(2)	4,548	941	2,285	7,774	4,097
SMBC Facility	1,209	315	513	2,037	1,047
Total	$54,749	$4,800	$2,798	$62,347	$52,075
(1)Interest expense includes amortization of original issue discounts for the year ended December 31, 2022, of $23 thousand, $112 thousand, $166 thousand, $475 thousand, $98 thousand related to the 2022 Notes, 2022 Convertible Notes, September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.
(2)The June 2022 amendment of the MUFG Bank Facility replaced Union Bank Facility via an amendment as the lead lender.
(3)The Company fully redeemed the 2022 Notes on February 22, 2022 and fully repaid the 2022 Convertible Notes on February 1, 2022.

For the year ended December 31, 2021, the components of interest expense, related fees, and cash paid for interest expense for debt were as follows:

(in thousands)	Year ended December 31, 2021
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$1,580	$452	$—	$2,032	$2,272
2022 Notes	7,102	360	—	7,462	6,938
July 2024 Notes	5,009	295	—	5,304	5,008
February 2025 Notes	2,140	115	—	2,255	2,140
April 2025 Notes(3)	1,969	1,667	—	3,636	2,635
June 2025 Notes	3,017	162	—	3,179	3,017
March 2026 A Notes	2,250	93	—	2,343	1,875
March 2026 B Notes	1,877	85	—	1,962	1,138
September 2026 Notes	2,513	236	—	2,749	—
2033 Notes	2,500	108	—	2,608	2,500
2027 Asset-Backed Notes(3)	4,888	2,176	—	7,064	4,972
2028 Asset-Backed Notes(3)	8,139	2,351	—	10,490	8,240
2022 Convertible Notes	10,734	892	—	11,626	10,062
Wells Facility(3)	—	198	675	873	—
MUFG Bank Facility(4)	672	1,228	1,906	3,806	672
SMBC Facility	57	33	44	134	—
Total	$54,447	$10,451	$2,625	$67,523	$51,469
(1)Interest expense includes amortization of original issue discounts for the year ended December 31, 2021, of $165 thousand, $671 thousand, and $48 thousand for the 2022 Notes, 2022 Convertible Notes, and September 2026 Notes, respectively.
(2)“Amortization of debt issuance cost (loan fees)” includes $1,477 thousand, $1,272 thousand, and $1,670 thousand related to debt extinguishment costs for the April 2025 Notes, 2027 Asset-Backed Notes, and 2028 Asset-Backed Notes, respectively for the year ended December 31, 2021 disclosed as a “Loss on debt extinguishment” in the Consolidated Statements of Operations.
(3)The April 2025 Notes, 2027 Asset-Backed Notes and 2028 Asset-Backed Notes were retired on July 1, 2021, and October 20, 2021, respectively. The Wells Facility was terminated on November 29, 2021.
(4)The June 2022 amendment of the MUFG Bank Facility replaced Union Bank Facility via an amendment as the lead lender.
As of December 31, 2023, December 31, 2022, and December 31, 2021, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company’s debt.
SBA Debentures
The Company held the following SBA debentures outstanding principal balances as of December 31, 2023 and December 31, 2022:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	December 31, 2023	December 31, 2022
March 26, 2021	September 1, 2031	1.58%	$37,500	$37,500
June 25, 2021	September 1, 2031	1.58%	16,200	16,200
July 28, 2021	September 1, 2031	1.58%	5,400	5,400
August 20, 2021	September 1, 2031	1.58%	5,400	5,400
October 21, 2021	March 1, 2032	3.21%	14,000	14,000
November 1, 2021	March 1, 2032	3.21%	21,000	21,000
November 15, 2021	March 1, 2032	3.21%	5,200	5,200
November 30, 2021	March 1, 2032	3.21%	20,800	20,800
December 20, 2021	March 1, 2032	3.21%	10,000	10,000
December 23, 2021	March 1, 2032	3.21%	10,000	10,000
December 28, 2021	March 1, 2032	3.21%	5,000	5,000
January 14, 2022	March 1, 2032	3.21%	4,500	4,500
January 21, 2022	March 1, 2032	3.21%	20,000	20,000
Total SBA Debentures			$175,000	$175,000
(1)Interest rates are determined initially at issuance and reset to a fixed rate at the debentures pooling date. The rates are inclusive of annual SBA charges.
SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments. The SBA as part of its oversight periodically examines and audits to determine SBICs' compliance with SBA regulations. Our SBIC was in compliance with all SBIC terms, including those pertaining to the SBA Debentures as of December 31, 2023 and December 31, 2022.
HC IV received its license to operate as a SBIC on October 27, 2020. The license has a 10-year term. Through the license, HC IV has access to $175.0 million of capital through the SBA debenture program, in addition to the Company’s regulatory capital commitment of $87.5 million to HC IV. As of December 31, 2023, HC IV has issued the entire $175.0 million in SBA guaranteed debentures.
As of December 31, 2023, the Company held 25 investments through HC IV, with a fair value of approximately $331.5 million, accounting for approximately 10.2% of the Company’s total investment portfolio. Further, HC IV held approximately $341.8 million in tangible assets which accounted for approximately 10.0% of the Company’s total assets as of December 31, 2023.
As of December 31, 2022, the Company held 21 investments through HC IV, with a fair value of approximately $343.7 million, accounting for approximately 11.6% of the Company’s total investment portfolio. HC IV held approximately $348.6 million in tangible assets which accounted for approximately 11.5% of the Company’s total assets as of December 31, 2022.
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

September 2026 Notes
On September 16, 2021, the Company issued $325.0 million in aggregate principal amount of 2.625% interest-bearing unsecured notes due September 16, 2026 (the “September 2026 Notes”), unless repurchased in accordance with the terms of the Seventh Supplemental Indenture, dated September 16, 2021. Interest on the September 2026 Notes is payable semi-annually in arrears on March 16 and September 16 of each year. The September 2026 Notes are general unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
January 2027 Notes
On January 20, 2022, the Company issued $350.0 million in aggregate principal amount of 3.375% interest-bearing unsecured notes due January 20, 2027 (the “January 2027 Notes”), unless repurchased in accordance with the terms of the Eight Supplemental Indenture, dated January 20, 2022. Interest on the January 2027 Notes is payable semi-annually in arrears on January 20 and July 20 of each year. The January 2027 Notes are general unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company may redeem some or all of the January 2027 Notes at any time, or from time to time, at the redemption price set forth under the terms of the January 2027 Notes Indenture.
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
Under the terms of the 2031 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2031 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2031 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of December 31, 2023 and 2022, there was approximately $17.1 million and $10.1 million, respectively, of funds segregated as restricted cash related to the 2031 Asset-Backed Notes.
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
Credit Facilities
As of December 31, 2023 and December 31, 2022, the Company has two available credit facilities, the MUFG Bank Facility and the SMBC Facility (together, the “Credit Facilities”). For the year ended December 31, 2023 and 2022, the weighted average interest rate was 7.41% and 4.51%, respectively, and the average debt outstanding under the Credit Facilities was $192.3 million and $127.7 million, respectively.
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
Under the MUFG Bank Facility, the lenders have made commitments of $400.0 million, which may be further increased via an accordion feature up to an aggregate $600.0 million, funded by existing or additional lenders and with the agreement of MUFG Bank and subject to other customary conditions. There can be no assurances that additional lenders will join the MUFG Bank Facility to increase available borrowings. Debt under the MUFG Bank Facility generally bears interest at a rate per annum equal to SOFR plus 2.75% for SOFR loans. The MUFG Bank Facility matures on January 13, 2026, plus a twelve month amortization period, unless sooner terminated in accordance with its terms. The MUFG Bank Facility is secured by all of the assets of Hercules Funding IV. The MUFG Bank Facility requires payment of a non-use fee during the revolving credit availability period.
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
SMBC Facility
On June 14, 2022, the Company entered into a second amendment to a revolving credit agreement, which amends the revolving credit agreement, dated as of November 9, 2021, with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”), as administrative agent, and the lenders and issuing banks to the SMBC Facility. As of December 31, 2023, the SMBC Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies of up to $225.0 million, from which the Company may access subject to certain conditions. The SMBC Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $500.0 million, funded by existing or additional lenders and with the agreement of SMBC Bank and subject to other customary conditions. Availability under the SMBC Facility will terminate on November 7, 2025, and the outstanding loans under the SMBC Facility will mature on November 9, 2026. Borrowings under the SMBC Facility are subject to compliance with a borrowing base and an aggregate portfolio balance. The Company’s obligations under the SMBC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and the subsidiary guarantors thereunder.
Additionally in January 2023, the Company entered into a Letter of Credit Facility Agreement (the “SMBC LC Facility”) with Sumitomo Mitsui Banking Corporation that provides for a letter of credit facility with a final maturity date ending on January 13, 2026 and a commitment amount of $175.0 million as amended. Further, the SMBC LC Facility includes an accordion provision to increase the commitment up to $400.0 million, subject to certain conditions. The Company’s obligations under the SMBC LC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and is primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and any subsidiary guarantors thereunder.
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
During the years ended December 31, 2023, 2022 and 2021, the Company reclassified accumulated net realized gains (losses) to additional paid-in capital for book purposes primarily related to net realized gains from portfolio companies which are held in taxable subsidiaries and are not consolidated with the Company for income tax purposes, as follows:

(in millions)	Year Ended December 31,
	2023	2022	2021
Reclassified accumulated net realized gains (losses)	$0.8	$3.0	$63.3
During the years ended December 31, 2023, 2022 and 2021, the Company reclassified amounts from undistributed ordinary income or accumulated realized gains (losses) to additional paid-in capital for book purposes, as follows:

(in thousands)	Year Ended December 31,
	2023	2022	2021
Undistributed net investment income (distributions in excess of investment income)	$(18,396)	$(8,784)	$19,486
Accumulated realized gains (losses)	39,317	(834)	69,066
Additional paid-in capital	(20,921)	9,618	(88,552)
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital, or a combination thereof. The tax character of distributions paid are as follows for each of the years ended:

(in millions)	Year Ended December 31,
	2023	2022	2021
Ordinary income	$275.5	$203.7	$122.6
Long-term capital gains	—	43.1	55.2
As of December 31, 2023, 2022 and 2021, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the treatment of loan related yield enhancements.

(in thousands)	Year Ended December 31,
	2023	2022	2021
Accumulated capital gains	$(8,190)	$(3,102)	$43,005
Other temporary differences	(18,609)	(20,100)	(16,206)
Undistributed ordinary income	133,783	127,703	149,069
Unrealized appreciation (depreciation)	33,029	(44,592)	40,655
Components of distributable earnings	$140,013	$59,909	$216,523
Taxable income and taxable net realized gains (losses) for the year ended December 31, 2023, 2022 and 2021 appears as follows:

(in millions, except per share data)	Year Ended December 31,
	2023	2022	2021
Taxable Income	$283.00	$181.10	$172.80
Taxable Income, Per Share	$1.96	$1.45	$1.51
Taxable Net Realized Gains (Losses)	$(8.2)	$(1.7)	$89.4
Taxable Net Realized Gains, Per Share	$(0.06)	$(0.01)	$0.78
Weighted average shares outstanding	144.1	125.2	114.7
The aggregate gross unrealized appreciation and depreciation of the Company's investment over cost for U.S. federal income tax purposes appears as follows:

(in millions)	Year Ended December 31,
	2023	2022	2021
Aggregate Gross Unrealized Appreciation	$118.3	$72.2	$121.0
Aggregate Gross Unrealized Depreciation	115.9	112.0	75.7
Net Unrealized Appreciation (Depreciation) over cost for U.S. federal income tax purposes	2.4	(39.8)	45.3
Aggregate cost of securities for U.S. federal income tax purposes (in billions)	3.2	3.0	2.4
For the year ended December 31, 2023, the Company paid approximately $5.3 million of income tax, including excise tax, and had $6.0 million of accrued, but unpaid tax expense as of December 31, 2023. For the year ended December 31, 2022, the Company paid approximately $7.4 million of income tax, including excise tax, and had $5.2 million of accrued, but unpaid tax expense as of December 31, 2022.

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
In accordance with ASC 740, the Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2019 – 2022 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2018 – 2022 state tax years for the Company remain subject to examination by the state taxing authorities.
7. Stockholders’ Equity and Distributions
The Company has issued and outstanding 157,758,072 and 133,044,602 shares of common stock as of December 31, 2023 and December 31, 2022, respectively. The Company currently sell shares through our equity distribution agreement with JMP Securities LLC (“JMP”) and Jefferies LLC (“Jefferies”) (the “2023 Equity Distribution Agreement”) entered into on May 5, 2023. The 2023 Equity Distribution Agreement provides that the Company may offer and sell up to 25.0 million shares of our common stock from time to time through JMP or Jefferies, as the Company's sales agents. Sales of the Company's common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. The 2023 Equity Distribution Agreement replaced the ATM equity distribution agreement between the Company, JMP and Jefferies executed on May 9, 2022. Additionally, on August 7, 2023, the Company entered into an underwriting agreement with Morgan Stanley & Co. LLC, UBS Securities, and Wells Fargo Securities, LLC as joint book-running managers to sell 6.5 million shares of common stock through an upsized public offering.
The Company issued and sold the following shares of common stock during the years ended December 31, 2023, 2022, and 2021:

(in millions, except per share data)
Year Ending December 31,	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Price/Share
2021	0.6	$10.8	$0.2	$10.6	$16.62
2022	14.6	$232.1	$2.4	$229.7	$15.77
2023	22.7	$344.3	$6.1	$338.2	$14.88
The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of December 31, 2023, approximately 17.3 million shares remain available for issuance and sale under the current equity distribution agreement.

The Company currently pays quarterly distributions to its stockholders. The following table summarizes the Company’s distributions declared during the years ended December 31, 2023, 2022 and 2021:

(in thousands, except per share data)
Distribution Type	Declared Date	Record Date	Payment Date	Per Share Amount	Total Amount
Base	February 17, 2021	March 8, 2021	March 15, 2021	$0.32	$37,012
Supplemental	February 17, 2021	March 8, 2021	March 15, 2021	0.05	5,783
Base	April 21, 2021	May 12, 2021	May 19, 2021	0.32	37,053
Supplemental	April 21, 2021	May 12, 2021	May 19, 2021	0.07	8,105
Base	July 21, 2021	August 11, 2021	August 18, 2021	0.32	37,079
Supplemental	July 21, 2021	August 11, 2021	August 18, 2021	0.07	8,111
Base	October 21, 2021	November 10, 2021	November 17, 2021	0.33	38,306
Supplemental	October 21, 2021	November 10, 2021	November 17, 2021	0.07	8,126
Total distributions declared during the year ended December 31, 2021				$1.55	$179,575
Base	February 16, 2022	March 9, 2022	March 16, 2022	$0.33	$39,794
Supplemental	February 16, 2022	March 9, 2022	March 16, 2022	0.15	18,088
Base	April 27, 2022	May 17, 2022	May 24, 2022	0.33	41,245
Supplemental	April 27, 2022	May 17, 2022	May 24, 2022	0.15	18,748
Base	July 20, 2022	August 9, 2022	August 16, 2022	0.35	44,765
Supplemental	July 20, 2022	August 9, 2022	August 16, 2022	0.15	19,185
Base	October 13, 2022	November 10, 2022	November 17, 2022	0.36	47,472
Supplemental	October 13, 2022	November 10, 2022	November 17, 2022	0.15	19,780
Total distributions declared during the year ended December 31, 2022				$1.97	$249,077
Base	February 9, 2023	March 2, 2023	March 9, 2023	$0.39	$53,749
Supplemental	February 9, 2023	March 2, 2023	March 9, 2023	0.08	11,025
Base	April 27, 2023	May 16, 2023	May 23, 2023	0.39	55,910
Supplemental	April 27, 2023	May 16, 2023	May 23, 2023	0.08	11,469
Base	July 28, 2023	August 18, 2023	August 25, 2023	0.40	60,445
Supplemental	July 28, 2023	August 18, 2023	August 25, 2023	0.08	12,089
Base	October 26, 2023	November 15, 2023	November 22, 2023	0.40	61,345
Supplemental	October 26, 2023	November 15, 2023	November 22, 2023	0.08	12,269
Total distributions declared during the year ended December 31, 2023				$1.90	$278,301
In 2023, for income tax purposes, the distributions paid of $1.90 per share were comprised of ordinary income. As of December 31, 2023, the Company estimates that it has generated undistributed taxable earnings “spillover” of $0.80 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements.
The Company has a distribution reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend record date. During the year ended December 31, 2023, 2022, and 2021, the Company issued 303,960 ,259,466, and 248,041 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan.
8. Equity Incentive Plans
The Company grants equity-based awards to employees and non-employee directors for the purpose of attracting and retaining the services of its executive officers, key employees, and members of the Board. The Company’s equity-based awards are granted under the 2018 Equity Incentive Plan (the “2018 Plan”) for employees and 2018 Non-Employee Director Plan (the “Director Plan”) for non-employee directors. The 2018 Plan and the Director Plan were approved by stockholders on June 28, 2018 and unless earlier terminated by the Board, terminate on May 12, 2028. Subject to certain adjustments and permitted reversions of shares, the maximum aggregate number of shares that may be authorized for issuance under awards granted under the 2018 Plan and Director Plan is 9,261,229 shares and 300,000 shares, respectively. In connection with the issuance of shares under the 2018 Plan and Director Plan, the Company has registered, in aggregate, 18.7 million and 300,000 shares of common stock, respectively. Outstanding awards issued under plans that precede the 2018 Plan and Director Plan remain outstanding, unchanged and subject to the terms of such plans and their respective award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms.

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
The Company has granted equity-based awards that have service and performance conditions. Certain of the Company’s equity-based awards are classified as liability awards in accordance with ASC Topic 718, Compensation – Stock Compensation. All of the Company’s equity-based awards require future service and are expensed over the relevant service period. The Company does not estimate forfeitures, and reverses all unvested costs associated with equity-awards in the period they are forfeited. For the years ended December 31, 2023, 2022, and 2021, the Company recognized $13.2 million, $13.4 million, and $11.9 million of stock-based compensation expense in the Consolidated Statements of Operations, respectively. As of December 31, 2023 and 2022, approximately $21.7 million and $13.1 million of total unrecognized compensation costs expected to be recognized over the next 3.5 and 1.7 years, respectively.
Service-Vesting Awards
The Company grants equity-based awards which have service conditions, which generally begin to vest one-third after one year after the date of grant and ratably over the succeeding 2 years in accordance with the individual award terms. Certain awards have service conditions of longer duration and may begin to vest up to seven years after the date of grant. These equity-based awards which vest upon achievement of service conditions are collectively referred to as the “Service Vesting Awards”. The grant date fair value of Service Vesting Awards granted during the years ended December 31, 2023, 2022, and 2021, were approximately $22.2 million, $11.1 million and $12.1 million, respectively.
The Company has granted restricted stock equity awards in the form of restricted stock awards and restricted stock units. The Company determines the grant date fair values of restricted stock equity awards using the grant date stock close price. The activities for the Company's unvested restricted stock equity awards for each of the three years ended December 31, 2023, 2022, and 2021 are summarized below:

	Year ended, December 31,
	2023		2022		2021
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested Shares Beginning of Period	958,985	$16.35	1,037,848	$14.51	989,100	$13.69
Granted	1,565,571	$14.07	632,831	$17.24	751,074	$14.80
Vested (1)	(632,575)	$16.15	(686,030)	$14.40	(620,116)	$13.69
Forfeited	(11,572)	$15.42	(25,664)	$16.00	(82,210)	$14.17
Unvested Shares End of Period	1,880,409	$14.52	958,985	$16.35	1,037,848	$14.51
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
In addition to the restricted stock equity-based awards, the Company has also issued stock options to certain employees. The fair value of options granted during the years ended December 31, 2023, 2022, and 2021, was approximately $148,000, $166,000 and $144,000, respectively. During the years ended December 31, 2023, 2022, and 2021, approximately $105,000, $76,000, and $37,000 of share-based cost due to stock option grants was expensed, respectively.
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
During the year ended December 31, 2023, no Performance Awards were granted or vested. During the year ended December 31, 2022, a total of 487,409 Performance Awards shares vested. During the year ended December 31, 2023, 54,858 Performance DEUs were issued and vested immediately with an aggregate grant date fair value of $0.7 million. During the year ended December 31, 2022, 639,413 Performance DEUs were issued and vested immediately with a grant fair value of $6.2 million. During the year ended December 31, 2021, no Performance DEUs were issued, nor were any Performance Awards or Performance DEUs granted or vested. As of December 31, 2023, 2022, or 2021, there were zero, zero, and 487,409 shares of unvested Performance Awards.
Liability Classified Awards
The Company has granted equity-based awards which are subject to both service and performance conditions. These awards are settled either in cash or a fixed dollar value of shares, subject to the terms of each individual award, and therefore classified as liability awards (the “Liability Awards”). The remaining maximum total potential value of the Liability Awards granted is $3.1 million, which assumes all performance conditions are met for each Liability award. If the performance conditions are not met, the total compensation expense related to the Liability Awards may be less than the maximum granted value of the awards. The awards are recorded as deferred compensation within Accounts Payable and Accrued Liabilities included on the Consolidated Statements of Assets and Liabilities.
Certain Liability Awards are structured similar to the Performance Awards and increase in value with corresponding increases to the Company’s TSR and vest after four years. The Company remeasures the value of these awards each period based on the Company’s TSR achieved to date. Certain other Liability Awards are linked to attainment of investment funding goals. The Company determines the fair value of these Liability Awards based on the expected probability of the performance conditions being met and recognized over the service period. As of December 31, 2023, the Company determined that the weighted average expected probability of the performance conditions being met within each Liability Award was 100%. The expected probability is re-evaluated each period, and may be adjusted to reflect changes in this assumption. These other Liability Awards vest over a three-year service term.
As of December 31, 2023, all Liability Awards are unvested and there was approximately $0.5 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 0.3 years. For the year ended December 31, 2023, there was approximately $1.4 million of compensation expense related to the Liability Awards recognized in the Consolidated Statements of Operations and $2.6 million accrued within Accounts Payable and Accrued Liabilities in the Consolidated Statements of Assets and Liabilities. During the year ended December 31, 2023, no Liability Awards vested.
As of December 31, 2022, all Liability Awards are unvested and there was approximately $1.9 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 1.3 years. For the year ended December 31, 2022, there was approximately $2.7 million of compensation expense related to the Liability Awards recognized in the Consolidated Statements of Operations and $1.2 million accrued within Accounts Payable and Accrued Liabilities in the Consolidated Statements of Assets and Liabilities. During the year ended December 31, 2022, $7.2 million of the Liability Awards vested.

9. Earnings Per Share
Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

(in thousands, except per share data)	Year Ended December 31,
	2023	2022	2021
Numerator
Net increase (decrease) in net assets resulting from operations	$337,484	$102,081	$174,155
Less: Total distributions declared	(278,301)	(249,077)	(179,575)
Total Earnings, net of total distributions	59,183	(146,996)	(5,420)

Earnings, net of distributions attributable to common shares	58,593	(146,995)	(5,420)
Add: Distributions declared attributable to common shares	275,548	246,873	177,864
Numerator for basic and diluted change in net assets per common share	$334,141	$99,878	$172,444

Denominator
Basic weighted average common shares outstanding	144,091	125,189	114,742
Incremental shares from assumed conversion of 2022 Convertible Notes	—	—	512
Common shares issuable	735	1,470	701
Weighted average common shares outstanding assuming dilution	144,826	126,659	115,955

Change in net assets per common share:
Basic	$2.32	$0.80	$1.50
Diluted	$2.31	$0.79	$1.49
In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share. Diluted EPS was computed using the if-converted method as it was determined to be the most dilutive method.
The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the years ended December 31, 2023, 2022 and 2021, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

	Year Ended December 31,
Anti-dilutive Securities	2023	2022	2021
Unvested common stock options	1,496	2,085	690
Restricted stock units*	4,357	—	20
Unvested restricted stock awards	30,028	2,116	861
*Included in these amounts are shares related to certain equity-based awards, which are fully vested but have not been delivered and thus not outstanding for purposes of calculating earnings per share.
As of December 31, 2023 and 2022, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

10. Financial Highlights
Following is a schedule of financial highlights for the five years ended December 31, 2023, 2022, 2021, 2020, and 2019:

(in thousands, except per share data and ratios)	Year Ended December 31,
	2023	2022	2021	2020	2019
Per share data (1):
Net asset value at beginning of period	$10.53	$11.22	$11.26	$10.55	$9.90
Net investment income	2.11	1.50	1.29	1.39	1.41
Net realized gain (loss)	0.06	(0.01)	0.18	(0.50)	0.16
Net unrealized appreciation (depreciation)	0.17	(0.68)	0.03	1.13	0.14
Total from investment operations	2.34	0.81	1.50	2.02	1.71
Net increase (decrease) in net assets from capital share transactions (1)	0.44	0.34	(0.08)	0.01	0.20
Distributions of net investment income (6)	(1.93)	(1.63)	(1.06)	(1.03)	(1.15)
Distributions of capital gains (6)	—	(0.36)	(0.49)	(0.36)	(0.18)
Stock-based compensation expense included in net investment income and other movements (2)	0.05	0.15	0.09	0.07	0.07
Net asset value at end of period	$11.43	$10.53	$11.22	$11.26	$10.55

Ratios and supplemental data:
Per share market value at end of period	$16.67	$13.22	$16.59	$14.42	$14.02
Total return (3)	42.00%	(10.14)%	25.62%	14.31%	39.36%
Shares outstanding at end of period	157,758	133,045	116,619	114,726	107,364
Weighted average number of common shares outstanding	144,091	125,189	114,742	111,985	101,132
Net assets at end of period	$1,802,706	$1,401,459	$1,308,547	$1,291,704	$1,133,049
Ratio of total expense to average net assets (4)	9.92%	9.92%	9.86%	11.30%	11.95%
Ratio of net investment income before investment gains and losses to average net assets (4)	19.26%	13.96%	11.28%	13.64%	13.74%
Portfolio turnover rate (5)	31.95%	19.29%	51.58%	32.38%	31.30%
Weighted average debt outstanding	$1,607,278	$1,468,335	$1,248,177	$1,309,903	$1,177,379
Weighted average debt per common share	$11.15	$11.73	$10.88	$11.70	$11.64
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
(3)The total return for the years ended December 31, 2023, 2022, 2021, 2020, and 2019 equals to the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.
(4)The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)The portfolio turnover rate for the years ended December 31, 2023, 2022, 2021, 2020, and 2019 equals to the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
(6)Includes distributions on unvested restricted stock awards.
11. Commitments and Contingencies
The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments as of December 31, 2023 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones.

As of December 31, 2023 and December 31, 2022, the Company had approximately $335.3 million and $628.9 million, respectively, of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The amounts disclosed exclude unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) related to the portion of portfolio company investments assigned to or directly committed by the Adviser Funds as described in "Note -13 Related Party Transactions".
The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations embedded in the borrowing agreements.
As of December 31, 2023 and December 31, 2022, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	December 31, 2023	December 31, 2022
Debt Investments:
Thumbtack, Inc.	$40,000	$40,000
Automation Anywhere, Inc.	29,400	29,400
Checkr Group, Inc.	23,625	—
Skydio, Inc.	22,500	22,500
Tarsus Pharmaceuticals, Inc.	20,625	10,313
Kura Oncology, Inc.	19,250	8,250
Akero Therapeutics, Inc.	15,000	5,000
Dragos	13,000	—
Suzy, Inc.	12,000	—
Tipalti Solutions Ltd.	10,500	—
Main Street Rural, Inc.	10,500	—
Next Insurance, Inc.	10,000	—
Senseonics Holdings, Inc.	8,750	—
Elation Health, Inc.	7,500	7,500
Modern Life, Inc.	6,500	—
Dronedeploy, Inc.	6,250	12,500
Phathom Pharmaceuticals, Inc.	6,120	66,500
Brain Corporation	5,000	20,700
Heron Therapeutics, Inc.	4,000	—
Leapwork ApS	3,900	—
Saama Technologies, LLC	3,875	—
Zimperium, Inc.	3,727	1,088
Allvue Systems, LLC	3,590	—
Babel Street	3,375	3,375
Riviera Partners LLC	3,000	3,500
Cutover, Inc.	2,650	1,000
Plentific Ltd	2,625	—
Zappi, Inc.	2,571	2,571
Altumint, Inc.	2,500	—
Loftware, Inc.	2,277	—
Yipit, LLC	2,250	2,250
Streamline Healthcare Solutions	2,200	—
New Relic, Inc.	2,176	—
Dashlane, Inc.	2,137	10,000
Sumo Logic, Inc.	2,000	—

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	December 31, 2023	December 31, 2022
Annex Cloud	$1,750	$386
Ceros, Inc.	1,707	1,707
ThreatConnect, Inc.	1,600	1,600
LogicSource	1,209	1,209
3GTMS, LLC	1,182	—
Ikon Science Limited	1,050	1,050
LinenMaster, LLC	1,000	—
Fortified Health Security	840	840
Agilence, Inc.	800	800
Omeda Holdings, LLC	731	938
Flight Schedule Pro, LLC	639	639
Dispatch Technologies, Inc.	625	1,250
Constructor.io Corporation	625	625
Enmark Systems, Inc.	457	457
Alchemer LLC	445	890
Cybermaxx Intermediate Holdings, Inc.	390	390
ShadowDragon, LLC	333	333
Cytracom Holdings LLC	72	225
Provention Bio, Inc.	—	40,000
Vida Health, Inc.	—	40,000
Madrigal Pharmaceutical, Inc.	—	34,000
Oak Street Health, Inc.	—	33,750
HilleVax, Inc.	—	28,000
Axsome Therapeutics, Inc.	—	21,000
Replimune Group, Inc.	—	20,700
Aryaka Networks, Inc.	—	20,000
G1 Therapeutics, Inc.	—	19,375
AppDirect, Inc.	—	15,000
Alladapt Immunotherapeutics Inc.	—	15,000
PathAI, Inc.	—	12,000
Viridian Therapeutics, Inc.	—	12,000
Alamar Biosciences, Inc.	—	10,000
Fever Labs, Inc.	—	8,333
Gritstone Bio, Inc.	—	7,500
Nuvolo Technologies Corporation	—	5,970
Signal Media Limited	—	5,250
Fulfil Solutions, Inc.	—	5,000
Demandbase, Inc.	—	3,750
MacroFab, Inc.	—	3,000
Khoros (p.k.a Lithium Technologies)	—	1,812
RVShare, LLC	—	1,500
Mobile Solutions Services	—	495
Total Unfunded Debt Commitments:	330,828	623,221
Investment Funds & Vehicles:(2)
Forbion Growth Opportunities Fund II C.V.	2,748	2,811
Forbion Growth Opportunities Fund I C.V.	1,757	2,842
Total Unfunded Commitments in Investment Funds & Vehicles:	4,505	5,653

Total Unfunded Commitments	$335,333	$628,874
(1)For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. These amounts also exclude $127.7 million and $173.5 million of unfunded commitments as of December 31, 2023, and December 31, 2022, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds as described in "Note -13 Related Party Transactions".

(2)For investment funds and vehicles, the amount represents uncalled capital commitments in private equity funds.
The following table provides additional information on the Company’s unencumbered unfunded commitments regarding milestones, expirations and type:

(in thousands)	December 31, 2023	December 31, 2022
Unfunded Debt Commitments:
Expiring during:
2023	$—	$461,296
2024	291,896	134,856
2025	3,004	720
2026	7,537	9,038
2027	14,078	15,171
2028	6,547	2,140
2029	3,590	—
2030	4,176	—
Total Unfunded Debt Commitments	330,828	623,221

Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	1,757	2,842
2032	2,748	2,811
Total Unfunded Commitments in Investment Funds & Vehicles	4,505	5,653
Total Unfunded Commitments	$335,333	$628,874
The following tables provide the Company’s contractual obligations as of December 31, 2023 and December 31, 2022:

As of December 31, 2023:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (2)(3)	$1,570,000	$105,000	$689,000	$411,000	$365,000
Lease and License Obligations (4)	26,741	2,539	6,629	6,248	11,325
Total	$1,596,741	$107,539	$695,629	$417,248	$376,325

As of December 31, 2022:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (5)(3)	$1,594,000	$—	$382,000	$847,000	$365,000
Lease and License Obligations (4)	8,641	2,723	2,259	2,452	1,207
Total	$1,602,641	$2,723	$384,259	$849,452	$366,207
(1)Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in investment funds.
(2)Includes $175.0 million in principal outstanding under the SBA Debentures, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the June 2025 3-Year Notes, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $150.0 million of the 2031 Asset-Backed Notes, $40.0 million of the 2033 Notes, $325.0 million of the September 2026 Notes, and $350.0 million of the January 2027 Notes as of December 31, 2023. There was also $94.0 million outstanding under the SMBC Facility and $61.0 million outstanding under the MUFG Bank Facility as of December 31, 2023.
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
Certain premises are leased or licensed under agreements which expire at various dates through July 2034. Total rent expense, including short-term leases, amounted to approximately $3.4 million, $3.2 million, and $3.1 million, during the years ended December 31, 2023, 2022, and 2021, respectively. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s incremental weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.
The following table sets forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases as of December 31, 2023 and 2022:

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Total operating lease cost	$2,382	$2,928
Cash paid for amounts included in the measurement of lease liabilities	$2,499	$3,064

	As of December 31, 2023	As of December 31, 2022
Weighted-average remaining lease term (in years)	8.68	5.48
Weighted-average discount rate	6.79%	5.37%
The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of December 31, 2023:

(in thousands)	As of December 31, 2023
2024	$1,894
2025	3,267
2026	3,362
Thereafter	17,573
Total lease payments	26,096
Less: imputed interest & other items	(20,901)
Total operating lease liability	$5,195
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
13. Related Party Transactions
As disclosed in “Note 1 - Description of Business”, the Adviser Subsidiary is the Company's wholly owned registered investment advisor business, comprised of the collectively held and presented entities Hercules Adviser LLC, Hercules Capital Management, LLC, and Hercules Partner Holdings, LLC entities. The Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value. The Adviser Subsidiary has entered into investment management agreements with its privately offered Adviser Funds, and it receives management fees based on the assets under management of the Adviser Funds. In addition, the general partner interests (the “GP Interests”) held by Hercules

Partner Holdings, LLC may receive incentive fees based on the performance of the Adviser Funds. Both the Adviser Subsidiary and Hercules Partner Holdings, LLC are owned by Hercules Capital Management LLC. During the year ended December 31, 2023, the Advisor Subsidiary declared and paid dividend distributions to the Company of $1.4 million. No dividends distributions were made during the year ended December 31, 2022. Refer to “Note 4 – Investments” for information related to income, gains and losses recognized related to the Company’s investment.
The Company has a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, through which the Adviser Subsidiary has access to the Company's human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology). Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the years ended December 31, 2023 and 2022, are net of expenses allocated to the Adviser Subsidiary of $9.1 million and $8.3 million, respectively. As of December 31, 2023 and 2022, there was $0.1 million and $0.1 million receivable, respectively from the Adviser Subsidiary.
In addition, the Company may from time-to-time make investments alongside the Adviser Funds or assign a portion of investments to the Adviser Funds in accordance with the Company’s allocation policy. During the year ended December 31, 2023, $595.6 million of all investment commitments of the Company and the Adviser Subsidiary were assigned to or directly committed by the Adviser Funds. During the year ended December 31, 2023, fundings of $350.7 million were assigned to, directly originated, or funded by the Adviser Funds. The Company received $12.1 million from the Adviser Funds relating to the assigned investments during the year ended December 31, 2023.
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
14. Subsequent Events
Dividend Distribution Declaration
On February 8, 2024, the Board declared (i) a fourth quarter cash distribution of $0.40 per share and (ii) a supplemental cash distribution of $0.32 per share, to be paid in four quarterly distributions of $0.08 per share beginning with the first quarter of 2024 (the "$0.32 Supplemental Cash Distribution"). The fourth quarter cash distribution and the first quarterly distribution of the $0.32 Supplemental Cash Distribution (a total of $0.48 per share) will be paid on March 6, 2024 to stockholders of record as of February 28, 2024.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable.
Item 9A.     Controls and Procedures
1.Disclosure Controls and Procedures
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
2.Internal Control Over Financial Reporting
a.Management’s Annual Report on Internal Control over Financial Reporting
The Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial and accounting officer, approved and monitored by the Company’s Board, and implemented by management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
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
Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO Framework"). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report, which is included in this Annual Report on Form 10K.
Changes in Internal Control over Financial Reporting in 2023
There have been no changes in the Company’s internal control over financing reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, which occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.     Other Information
The following tables are being provided to update, as of December 31, 2023, certain information in the Company’s registration statement on Form N-2 (File No. 333-261732) filed with the SEC on December 17, 2021.

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

Stockholder Transaction Expenses (as a percentage of the public offering price):
Sales load (as a percentage of offering price)(1)	—%
Offering expenses	—%	(2)
Dividend reinvestment plan fees	—%	(3)
Total stockholder transaction expenses (as a percentage of the public offering price)	—%	(4)

Annual Expenses (as a percentage of net assets attributable to common stock):(5)
Operating expenses	5.01%	(6)(7)
Interest and fees paid in connection with borrowed funds	4.91%	(8)
Acquired fund fees and expenses	0.01%	(10)
Total annual expenses	9.93%	(9)
(1)In the event that our securities are sold to or through underwriters, a corresponding prospectus supplement to the Prospectus will disclose the applicable sales load.
(2)In the event that we conduct an offering of our securities, a corresponding prospectus supplement to this prospectus will disclose the estimated offering expenses.
(3)The expenses associated with the administration of our dividend reinvestment plan are included in “Operating expenses.” We pay all brokerage commissions incurred with respect to open market purchases, if any, made by the administrator under the plan. For more details about the plan, see “Dividend Reinvestment Plan.”
(4)Total stockholder transaction expenses may include sales load and will be disclosed in a future prospectus supplement, if any.
(5)“Net assets attributable to common stock” equals the weighted average net assets for the year ended December 31, 2023, which is approximately $1,578.3 million.
(6)“Operating expenses” represent our actual operating expenses incurred for the twelve months ended December 31, 2023.
(7)We do not have an investment adviser and are internally managed by our executive officers under the supervision of our Board. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals.
(8)“Interest and fees paid in connection with borrowed funds” represent our interest, fees, and credit facility expenses incurred for the year ended December 31, 2023.
(9)“Total annual expenses” is the sum of “Operating expenses”, “Interest and fees paid in connection with borrowed funds”, and "Acquired fund fees and expenses". “Total annual expenses” is presented as a percentage of weighted average net assets attributable to common stockholders, because the holders of shares of our common stock (and not the holders of our debt securities or preferred stock, if any) bear all of our fees and expenses, including the fees and expenses of our wholly-owned consolidated subsidiaries, all of which are included in this fee table presentation.
(10)“Acquired fund fees and expenses” represent the estimated indirect expense incurred due to investments in other investment companies and private funds.
Senior Securities
Information about our senior securities is shown in the following table for the periods as of December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, and 2014 which is derived from our audited financial statements for these periods, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The “N/A” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit(2)	Average Market Value per Unit(3)
Securitized Credit Facility with Wells Fargo Capital Finance
December 31, 2014(7)	—	—	N/A
December 31, 2015	$50,000,000	$26,352	N/A
December 31, 2016	$5,015,620	$290,234	N/A
December 31, 2017(7)	—	—	N/A
December 31, 2018	$13,106,582	$147,497	N/A
December 31, 2019(7)	—	—	N/A
December 31, 2020(7)	—	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit(2)	Average Market Value per Unit(3)
December 31, 2021(7)	—	—	N/A
Secured Credit Facility with MUFG Bank Ltd. (MUFG)(9)
December 31, 2014(7)	—	—	N/A
December 31, 2015(7)	—	—	N/A
December 31, 2016(7)	—	—	N/A
December 31, 2017(7)	—	—	N/A
December 31, 2018	$39,849,010	$48,513	N/A
December 31, 2019	$103,918,736	$23,423	N/A
December 31, 2020(7)	—	—	N/A
December 31, 2021(7)	—	—	N/A
December 31, 2022	$107,000,000	$27,964	N/A
December 31, 2023	$61,000,000	$55,250	N/A
Secured Credit Facility with Sumitomo Mitsui Banking Corporation (SMBC)
December 31, 2021	$29,924,726	$85,479	N/A
December 31, 2022	$72,000,000	$41,558	N/A
December 31, 2023	$94,000,000	$35,854	N/A
Small Business Administration Debentures (HT II)(4)
December 31, 2014	$41,200,000	$31,535	N/A
December 31, 2015	$41,200,000	$31,981	N/A
December 31, 2016	$41,200,000	$35,333	N/A
December 31, 2017	$41,200,000	$39,814	N/A
December 31, 2018	—	—	N/A
Small Business Administration Debentures (HT III)(5)
December 31, 2014	$149,000,000	$8,720	N/A
December 31, 2015	$149,000,000	$8,843	N/A
December 31, 2016	$149,000,000	$9,770	N/A
December 31, 2017	$149,000,000	$11,009	N/A
December 31, 2018	$149,000,000	$12,974	N/A
December 31, 2019	$149,000,000	$16,336	N/A
December 31, 2020	$99,000,000	$26,168	N/A
December 31, 2021	—	—	N/A
Small Business Administration Debentures (HC IV)(6)
December 31, 2021	$150,500,000	$16,996	N/A
December 31, 2022	$175,000,000	$17,098	N/A
December 31, 2023	$175,000,000	$19,259	N/A
2016 Convertible Notes
December 31, 2014	$17,674,000	$74,905	$1,290
December 31, 2015	$17,604,000	$74,847	$1,110
December 31, 2016	—	—	N/A
April 2019 Notes
December 31, 2014	$84,489,500	$15,377	$1,023
December 31, 2015	$64,489,500	$20,431	$1,017
December 31, 2016	$64,489,500	$22,573	$1,022
December 31, 2017	—	—	N/A
September 2019 Notes
December 31, 2014	$85,875,000	$15,129	$1,026
December 31, 2015	$45,875,000	$28,722	$1,009
December 31, 2016	$45,875,000	$31,732	$1,023
December 31, 2017	—	—	N/A
2022 Notes
December 31, 2017	$150,000,000	$10,935	$1,014

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit(2)	Average Market Value per Unit(3)
December 31, 2018	$150,000,000	$12,888	$976
December 31, 2019	$150,000,000	$16,227	$1,008
December 31, 2020	$150,000,000	$17,271	$1,017
December 31, 2021	$150,000,000	$17,053	$1,019
December 31, 2022	—	—	N/A
2024 Notes
December 31, 2014	$103,000,000	$12,614	$1,010
December 31, 2015	$103,000,000	$12,792	$1,014
December 31, 2016	$252,873,175	$5,757	$1,016
December 31, 2017	$183,509,600	$8,939	$1,025
December 31, 2018	$83,509,600	$23,149	$1,011
December 31, 2019	—	—	N/A
2025 Notes
December 31, 2018	$75,000,000	$25,776	$962
December 31, 2019	$75,000,000	$32,454	$1,032
December 31, 2020	$75,000,000	$34,541	$1,020
December 31, 2021	—	—	N/A
2033 Notes
December 31, 2018	$40,000,000	$48,330	$934
December 31, 2019	$40,000,000	$60,851	$1,054
December 31, 2020	$40,000,000	$64,765	$1,072
December 31, 2021	$40,000,000	$63,948	$1,067
December 31, 2022	$40,000,000	$74,804	$984
December 31, 2023	$40,000,000	$84,256	$1,010
July 2024 Notes
December 31, 2019	$105,000,000	$23,181	N/A
December 31, 2020	$105,000,000	$24,672	N/A
December 31, 2021	$105,000,000	$24,361	N/A
December 31, 2022	$105,000,000	$28,497	N/A
December 31, 2023	$105,000,000	$32,098	N/A
February 2025 Notes
December 31, 2020	$50,000,000	$51,812	N/A
December 31, 2021	$50,000,000	$51,159	N/A
December 31, 2022	$50,000,000	$59,843	N/A
December 31, 2023	$50,000,000	$67,405	N/A
June 2025 Notes
December 31, 2020	$70,000,000	$37,009	N/A
December 31, 2021	$70,000,000	$36,542	N/A
December 31, 2022	$70,000,000	$42,745	N/A
December 31, 2023	$70,000,000	$48,146	N/A
June 2025 3-Year Notes
December 31, 2022	$50,000,000	$59,843	N/A
December 31, 2023	$50,000,000	$67,405	N/A
March 2026 A Notes
December 31, 2020	$50,000,000	$51,812	N/A
December 31, 2021	$50,000,000	$51,159	N/A
December 31, 2022	$50,000,000	$59,843	N/A
December 31, 2023	$50,000,000	$67,405	N/A
March 2026 B Notes
December 31, 2021	$50,000,000	$51,159	N/A
December 31, 2022	$50,000,000	$59,843	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit(2)	Average Market Value per Unit(3)
December 31, 2023	$50,000,000	$67,405	N/A
September 2026 Notes
December 31, 2021	$325,000,000	$7,871	N/A
December 31, 2022	$325,000,000	$9,207	N/A
December 31, 2023	$325,000,000	$10,370	N/A
January 2027 Notes
December 31, 2022	$350,000,000	$8,549	N/A
December 31, 2023	$350,000,000	$9,629	N/A
2017 Asset-Backed Notes
December 31, 2014	$16,049,144	$80,953	$1,375
December 31, 2015	—	—	N/A
2021 Asset-Backed Notes
December 31, 2014	$129,300,000	$10,048	$1,000
December 31, 2015	$129,300,000	$10,190	$996
December 31, 2016	$109,205,263	$13,330	$1,002
December 31, 2017	$49,152,504	$33,372	$1,001
December 31, 2018	—	—	N/A
2027 Asset-Backed Notes
December 31, 2018	$200,000,000	$9,666	$1,006
December 31, 2019	$200,000,000	$12,170	$1,004
December 31, 2020	$180,988,022	$14,314	$1,001
December 31, 2021	—	—	N/A
2028 Asset-Backed Notes
December 31, 2019	$250,000,000	$9,736	$1,004
December 31, 2020	$250,000,000	$10,362	$1,002
December 31, 2021	—	—	N/A
2031 Asset-Backed Notes
December 31, 2022	$150,000,000	$19,948	$951
December 31, 2023	$150,000,000	$22,468	$950
2022 Convertible Notes
December 31, 2017	$230,000,000	$7,132	$1,028
December 31, 2018	$230,000,000	$8,405	$946
December 31, 2019	$230,000,000	$10,583	$1,021
December 31, 2020	$230,000,000	$11,264	$1,027
December 31, 2021	$230,000,000	$11,121	$1,026
December 31, 2022	$—	$—	N/A
Total Senior Securities(8)
December 31, 2014	$626,587,644	$2,073	N/A
December 31, 2015	$600,468,500	$2,194	N/A
December 31, 2016	$667,658,558	$2,180	N/A
December 31, 2017	$802,862,104	$2,043	N/A
December 31, 2018	$980,465,192	$1,972	N/A
December 31, 2019	$1,302,918,736	$1,868	N/A
December 31, 2020	$1,299,988,022	$1,993	N/A
December 31, 2021	$1,250,424,726	$2,046	N/A
December 31, 2022	$1,594,000,000	$1,877	N/A
December 31, 2023	$1,570,000,000	$2,147	N/A
(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, including senior securities not subject to asset coverage requirements under the 1940 Act due to exemptive relief from the SEC, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage per Unit.

(3)Not applicable because senior securities are not registered for public trading.
(4)Issued by Hercules Technology II, L.P. ("HT II"), one of our prior SBIC subsidiaries, to the Small Business Association ("SBA"). On July 13, 2018, we completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to HT II. These categories of senior securities were not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC.
(5)Issued by HT III, one of our prior SBIC subsidiaries, to the SBA. On May 5, 2021, we completed repayment of the remaining outstanding HT III debentures and subsequently surrendered the SBA license with respect to HT III. These categories of senior securities were not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC.
(6)Issued by HC IV, one of our SBIC subsidiaries, to the SBA. These categories of senior securities are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC.
(7)The Company’s Wells Facility and MUFG Bank Facility had no borrowings outstanding as of the periods noted above.
(8)The total senior securities and Asset Coverage per Unit shown for those securities do not represent the asset coverage ratio requirement under the 1940 Act, because the presentation includes senior securities not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC. As of December 31, 2023, our asset coverage ratio under our regulatory requirements as a business development company was 228.7% excluding our SBA debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio.
(9)The June 2022 amendment of the MUFG Bank Facility replaced the Union Bank Facility via an amendment as the lead lender.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information in response to this Item is incorporated herein by reference to the information provided in the Company’s definitive Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders, or the 2024 Proxy Statement, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act under the headings “Proposal I: Election Of Directors,” “Information About Executive Officers Who Are Not Directors” and “Certain Relationships And Transactions.”
The Company has adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on the Company’s website at http//www.htgc.com. The Company will report any amendments to or waivers of a required provision of the code of business conduct and ethics on the Company’s website or in a Form 8-K.
Item 11.     Executive Compensation
The information with respect to compensation of executives and directors is contained under the caption “Executive Compensation” in the Company’s 2024 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in the Company’s 2024 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.
Item 13.     Certain Relationships and Related Transactions and Director Independence
The information with respect to certain relationships and related transactions is contained under the caption “Certain Relationships and Transactions” and the caption “Proposal I: Election of Directors” in the Company’s 2024 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.
Item 14.     Principal Accountant Fees and Services
The information with respect to principal accountant fees and services is contained under the captions “Principal Accountant Fees and Services” and “Proposal III: Ratification of Selection of Independent Registered Public Accountants” in the Company’s 2024 Proxy Statement and is incorporated in this Annual Report by reference to this item.

PART IV
Item 15.     Exhibits and Financial Statement Schedules

Item 15. 2. Consolidated Schedule of Investments In and Advances to Affiliates as of December 31, 2023 and 2022
Schedules 12-14
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
As of and for the year ended December 31, 2023

(in thousands)
Portfolio Company	Investment (1)	Amount of Interest and Fees Credited to Income (2)	Realized Gain (Loss)	Fair Value as of December 31, 2022	Gross Additions (3)	Gross Reductions (4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of December 31, 2023

Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC (8)	Preferred Stock	$—	$—	$313	$—	—	$(53)	$260
	Common Stock	—	—	6	—	—	(4)	2
Gibraltar Acquisition LLC (pka as Gibraltar Business Capital, LLC) (5)	Unsecured Debt	3,439	—	21,700	9,912	—	2,866	34,478
	Member Units	—	—	15,244	6,000	—	6,790	28,034
Hercules Adviser LLC (6)	Unsecured Debt	608	—	12,000	—	—	—	12,000
	Member Units	—	—	19,153	—	—	9,560	28,713
Total Majority Owned Control Investments		$4,047	$—	$68,416	$15,912	$—	$19,159	$103,487
Other Control Investments
Tectura Corporation(7)	Senior Debt	$690	$—	$8,042	$—	$(13,263)	$13,471	$8,250
	Preferred Stock	—	—	—	13,263	—	(10,000)	3,263
	Common Stock	—	—	—	—	—	4	4
Total Other Control Investments		$690	$—	$8,042	$13,263	$(13,263)	$3,475	$11,517
Total Control Investments		$4,737	$—	$76,458	$29,175	$(13,263)	$22,634	$115,004
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
(6)Hercules Adviser LLC is owned by Hercules Capital Management LLC and presented with Hercules Partner Holdings, LLC which are both wholly owned by the Company. Please refer to “Note 1 - Description of Business” for additional disclosure.
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
(6)Hercules Adviser LLC is a wholly owned subsidiary providing investment management and other services to the Adviser Funds and other External Parties.
(7)As of March 31, 2017, the Company's investment in Tectura Corporation became classified as a control investment as of result of obtaining more than 50% representation on the portfolio company's board. In May 2018, the Company purchased common shares, thereby obtaining greater than 25% of voting securities of Tectura as of June 30, 2018.
(8)As of September 30, 2022, Black Crow AI, Inc. and Pineapple Energy LLC were no longer affiliates as defined under the 1940 Act.
(9)As of December 31, 2021, the Company's investment in Coronado Aesthetics, LLC became classified as a control investment as a result of obtaining more than 25% of the voting securities of the portfolio company.

CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
As of and for the year ended December 31, 2023

(in thousands)
Portfolio Company	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)

Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A Equity			5,000,000	$250	$260
	Medical Devices & Equipment	Common Stock			180,000	—	2
Total Coronado Aesthetics, LLC						$250	$262
Gibraltar Acquisition LLC (p.k.a. Gibraltar Business Capital, LLC)(3)	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 11.50%	$25,000	24,663	24,663
	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 11.95%	$10,000	9,815	9,815
	Diversified Financial Services	Member Units			1	34,006	28,034
Total Gibraltar Acquisition, LLC						$68,484	$62,512
Hercules Adviser LLC(4)	Diversified Financial Services	Unsecured Debt	June 2025	Interest rate FIXED 5.00%	$12,000	12,000	12,000
	Diversified Financial Services	Member Units			1	35	28,713
Total Hercules Adviser LLC						$12,035	$40,713
Total Majority Owned Control Investments (5.74%)*						$80,769	$103,487
Other Control Investments
Tectura Corporation	Consumer & Business Services	Senior Secured Debt	July 2024	Interest rate FIXED 8.25%	$8,250	$8,250	$8,250
	Consumer & Business Services	Common Stock			414,994,863	900	4
	Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	12
	Consumer & Business Services	Preferred Series C Equity			3,235,298	13,263	3,251
Total Tectura Corporation						$22,413	$11,517
Total Other Control Investments (0.64%)*						$22,413	$11,517
Total Control Investments (6.38%)*						$103,182	$115,004
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

Exhibit Number	Description
3(a)	Articles of Amendment and Restatement.(2)
3(b)	Articles of Amendment, dated March 6, 2007.(4)
3(c)	Articles of Amendment, dated April 5, 2011.(9)
3(d)	Articles of Amendment, dated April 3, 2015.(11)
3(e)	Articles of Amendment, dated February 23, 2016.(14)
3(f)	Amended and Restated Bylaws of Hercules Capital, Inc.(48)
4(a)	Specimen certificate of the Company’s common stock, par value $.001 per share. (1)
4(b)	Form of Dividend Reinvestment Plan.(36)
4(c)	Indenture, dated March 6, 2012 between the Registrant and U.S. Bank National Association.(10)
4(d)	Indenture, dated January 25, 2017, between Hercules Capital, Inc. and U.S. Bank National Association, as Trustee.(18)
4(e)	Form of 4.375% Convertible Senior Note Due 2022, dated as of January 25, 2017 (included as part of Exhibit 4(d)).(18)
4(f)	Statement of Eligibility of Trustee on Form T-1.(23)
4(g)	Fourth Supplemental Indenture, dated as of October 23, 2017, between the Registrant and U.S. Bank National Association.(24)
4(h)	Form of 4.625% Note due 2022, dated as of October 23, 2017 (included as part of Exhibit 4(g)).(24)
4(i)	Sixth Supplemental Indenture, dated as of September 24, 2018, between the Registrant and U.S. Bank National Association.(31)
4(j)	Form of 6.25% Note due 2033, dated September 24, 2018 (included as part of Exhibit 4(i)).(31)
4(k)	Seventh Supplemental Indenture, dated as of September 16, 2021, between the Registrant and U.S. Bank, National Association.(44)
4(l)	Form of 2.625% Note due 2026, dated September 16, 2021 (included as part of Exhibit 4(k)).(44)
4(m)*	Description of the Registrant’s Securities.
4(n)	Indenture, dated as of June 22, 2022, between Hercules Capital Funding Trust 2022-1, as Issuer, and U.S. Bank Trust Company National Association, as Trustee.(46)
4(o)	Form of 4.95% Note due 2031 (included as part of Exhibit 4(n)).(46)
4(p)	[Reserved]
4(q)	Amended and Restated Trust Agreement, dated as of June 22, 2022, between Hercules Capital Funding 2022-1 LLC, as Trust Depositor, and Wilmington Trust, National Association, as Owner Trustee.(46)
4(r)	Eighth Supplemental Indenture, dated as of January 20, 2022, between the Registrant and U.S. Bank National Association.(37)
4(s)	Form of 3.375% Note due 2027 (included as part of Exhibit 4(r))(37)
10(a)	Hercules Capital, Inc. Amended and Restated 2004 Equity Incentive Plan.(6)
10(b)	Hercules Technology Growth Capital, Inc. 2006 Non-Employee Director Plan (2007 Amendment and Restatement).(7)
10(c)	Form of Custodian Agreement between the Company and Union Bank of California, N.A.(2)
10(d)	Form of Restricted Stock Unit Award Agreement.(6)
10(e)	Form of Incentive Stock Option Award under the 2004 Equity Incentive Plan.(2)
10(f)	Form of Nonstatutory Stock Option Award under the 2004 Equity Incentive Plan.(2)
10(g)	Form of Transfer Agency and Registrar Services Agreement between the Company and American Stock Transfer & Trust Company.(2)
10(h)	Warrant Agreement dated as of June 22, 2004, between the Company and American Stock Transfer & Trust Company, as warrant agent.(5)
10(i)	Lease Agreement, dated as of June 13, 2006, between the Company and 400 Hamilton Associates.(3)
10(j)	Form of SBA Debenture.(8)
10(k)	Form of Amended and Restated Indemnification Agreement.(20)
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
10(mm)
Second Amendment to Loan and Security Agreement, dated as of June 10, 2022, among Hercules Funding IV LLC, the lenders from time to time party thereto, MUFG Union Bank, N.A., as resigning agent, and MUFG Bank, Ltd. (as successor to MUFG Union Bank, N.A.), as administrative agent.(47)

10(nn)	Letter of Credit Facility Agreement, dated as of January 13, 2023, between Hercules Capital, Inc. and Sumitomo Mitsui Banking Corporation, as issuing bank.(49)
10(oo)
First Omnibus Amendment to Revolving Credit Agreement and Guarantee and Security Agreement, dated as of January 13, 2023, among Hercules Capital, Inc., the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent.(49)

10(pp)
Third Amendment to Loan and Security Agreement, dated as of January 13, 2023, among Hercules Funding IV LLC, as borrower, the lenders from time to time party thereto, and MUFG Bank, Ltd., as agent, a joint lead arranger, swingline lender and sole bookrunner.(49)

10(qq)
First Amendment to Sale and Servicing Agreement, dated as of January 13, 2023, among Hercules Funding IV LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Bank, Ltd., as agent.(49)

10(rr)	Transfer Agency and Service Agreement, dated October 3, 2022, between Hercules Capital, Inc. and Computershare Trust Company, N.A. and Computershare Inc.(36)
10(ss)
Sale and Servicing Agreement, dated as of June 22, 2022, by and among Hercules Capital Funding Trust 2022-1, as Issuer, Hercules Capital, Inc., as Seller and Servicer, Hercules Capital Funding 2022-1 LLC, as Trust Depositor, U.S. Bank Trust Company, National Association, as Trustee and Securities Intermediary, and U.S. Bank National Association, as Backup Servicer and Custodian.(46)

10(tt)	Sale and Contribution Agreement, dated as of June 22, 2022, between Hercules Capital, Inc., as Seller, and Hercules Capital Funding 2022-1 LLC, as Trust Depositor.(46)
10(uu)
Note Purchase Agreement, dated as of June 22, 2022, by and among Hercules Capital, Inc., as Originator and Servicer, Hercules Capital Funding 2022-1 LLC, as Trust Depositor, Hercules Capital Funding Trust 2022-1, as Issuer, and American Family Life Assurance Company of Columbus, Allianz Life Insurance Company of North America, Compsource Mutual Insurance Company, The Lincoln National Life Insurance Company, Massachusetts Mutual Life Insurance Company, Great American Life Insurance Company, and Fidelity & Guaranty Life Insurance Company, as Purchasers.(46)

10(vv)
Administration Agreement, dated June 22, 2022, by and among Hercules Capital, Inc., as Administrator, Hercules Capital Funding Trust 2022-1, as Issuer, Wilmington Trust National Association, as Owner Trustee, and U.S. Bank Trust Company, National Association, as Trustee.(46)

10(ww)	Second Supplement to the Note Purchase Agreement, dated as of June 23, 2022, by and among Hercules Capital, Inc. and the Additional Purchasers party thereto.(46)
10(xx)	Form of Long-Term Restricted Stock Unit.(49)
10(yy)	Custodial Agreement by and between Hercules Growth Capital, Inc. and Wells Fargo Bank, National Association, dated as of July 29, 2015.(29)
10(zz)	Custodial Agreement by and between Hercules Growth Funding IV LLC and Wells Fargo Bank, National Association, dated as of April 23, 2021.(29)
10(aaa)	First Amendment to Letter of Credit Facility, dated as of March 21, 2023, among Hercules Capital, Inc. and Sumitomo Mitsui Banking Corporation.(50)
14.1*	Code of Ethics.
14.2*	Code of Business Conduct and Ethics.
21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.
97*	Form of Clawback Policy.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL.
*Filed herewith
(1)Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 8, 2005 (File No. 333-122950), to the Registration Statement on Form N-2 of the Company.
(2)Previously filed as part of Pre-Effective Amendment No. 1, as filed on May 17, 2005 (File No. 333-122950) to the Registration Statement on Form N-2 of the Company.
(3)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 1, 2006.
(4)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 9, 2007.
(5)Previously filed as part of the Registration Statement on Form N-2 of the Company, as filed on February 22, 2005.
(6)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 5, 2017.
(7)Previously filed as part of the Registration Statement on Form S-8, as filed on October 2, 2007.
(8)Previously filed as part of the Annual Report on Form 10-K of the Company, as filed on March 16, 2009.
(9)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 11, 2011.
(10)Previously filed as part of Post-Effective Amendment No. 1, as filed on April 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(11)Previously filed as part of the Registration Statement on Form N-2 of the Company, as filed on April 20, 2015 (File No. 333-203511).
(12)Reserved.
(13)Reserved.
(14)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 25, 2016.
(15)Reserved.
(16)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on May 10, 2016.
(17)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 19, 2016.
(18)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 25, 2017.
(19)Reserved.
(20)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 22, 2016.
(21)Previously filed as part of Post-Effective Amendment No. 1, as filed on June 10, 2005 (File No. 333-122950) to the Registration Statement on Form N-2 of the Company.
(22)Reserved.
(23)Previously filed as part of the of the Registration Statement on Form N-2 of the Company, as filed on April 29, 2019 (File No. 333-231089).
(24)Previously filed as part of the Post-Effective Amendment No. 2, as filed on October 25, 2017 (File No. 333-214767), to the Registration Statement on Form N-2 of the Company.
(25)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on October 26, 2017.
(26)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 2, 2017.
(27)Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 3, 2018.
(28)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 1, 2018.
(29)Previously filed as part of the Registration Statement on Form N-2 of the Company, as filed on December 17, 2021 (File No. 333-261732).
(30)Reserved.

(31)Previously filed as part of Post-Effective Amendment No. 2, as filed on September 24, 2018 (File No. 333-224281), to the Registration Statement on Form N-2 of the Company.
(32)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 31, 2019.
(33)Reserved.
(34)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 3, 2019.
(35)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 16, 2019.
(36)Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on November 2, 2022.
(37)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on January 21, 2022.
(38)Previously filed as part of the Quarterly Report on Form 8-K of the Company, as filed on February 6, 2020.
(39)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 20, 2020.
(40)Reserved.
(41)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 4, 2020.
(42)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on May 5 2023.
(43)Previously filed as part of the Current Report on Form 8-K of the company, as filed on November 10, 2021
(44)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on September 16, 2021.
(45)Previously filed as part of the Annual Report on Form 10-K of the Company, as filed on February 22, 2022.
(46)Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on July 28, 2022.
(47)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 15, 2022.
(48)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 20, 2020.
(49)Previously filed as part of the Annual Report on Form 10-K of the Company, as filed on February 16, 2023.
(50)Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 4, 2023.
Item 16.     Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC.

Date: February 15, 2024	By:	/S/ Scott Bluestein
Scott Bluestein
Chief Executive Officer and Chief Investment Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on February 15, 2024.

Signature	Title	Date

/S/ Scott Bluestein	Director, President, Chief Executive Officer, and	February 15, 2024
Scott Bluestein	Chief Investment Officer (Principal Executive Officer)

/S/ Seth H. Meyer	Chief Financial Officer and	February 15, 2024
Seth H. Meyer	Chief Accounting Officer (Principal Accounting and Financial Officer)

/S/ Robert P. Badavas	Chairman of the Board	February 15, 2024
Robert P. Badavas

/S/ DeAnne Aguirre	Director	February 15, 2024
DeAnne Aguirre

/S/ Gayle Crowell	Director	February 15, 2024
Gayle Crowell

/S/ Thomas Fallon	Director	February 15, 2024
Thomas Fallon

/S/ Wade Loo	Director	February 15, 2024
Wade Loo

/S/ Pam Randhawa	Director	February 15, 2024
Pam Randhawa

/S/ Nikos Theodosopoulos	Director	February 15, 2024
Nikos Theodosopoulos