Form 10-Q
period 2024-03-31
Hercules Capital, Inc.
filed 2024-05-02
CIK 1280784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 814-00702
_________________________________________________
HERCULES CAPITAL, INC.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________

Maryland	74-3113410
(State or Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1 North B Street., Suite 2000 San Mateo, California (Address of Principal Executive Offices)	94401 (Zip Code)

(650) 289-3060
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $0.001 per share	HTGC	New York Stock Exchange
6.25% Notes due 2033	HCXY	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 25, 2024, there were 162,177,209 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc., its wholly owned subsidiaries, and its affiliated securitization trust unless the context otherwise requires.
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $3,471,353 and $3,143,851, respectively)	$3,459,426	$3,133,042
Control investments (cost of $103,223 and $103,182, respectively)	112,215	115,004
Total investments, at fair value (cost of $3,574,576 and $3,247,033, respectively; fair value amounts related to a VIE $264,690 and $254,868, respectively)	3,571,641	3,248,046
Cash and cash equivalents	50,176	98,899
Restricted cash (amounts related to a VIE $10,110 and $17,114, respectively)	10,110	17,114
Interest receivable	35,399	32,741
Right of use asset	18,579	4,787
Other assets	10,128	15,339
Total assets	$3,696,033	$3,416,926

Liabilities
Debt (net of debt issuance costs - Note 5; amounts related to a VIE $148,691 and $148,544, respectively)	$1,751,998	$1,554,869
Accounts payable and accrued liabilities	38,698	54,156
Operating lease liability	19,399	5,195
Total liabilities	$1,810,095	$1,614,220

Net assets consist of:
Common stock, par value	$163	$158
Capital in excess of par value	1,730,829	1,662,535
Total distributable earnings	154,946	140,013
Total net assets	$1,885,938	$1,802,706
Total liabilities and net assets	$3,696,033	$3,416,926

Shares of common stock outstanding ($0.001 par value and 200,000 authorized)	162,230	157,758
Net asset value per share	$11.63	$11.43
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except per share data)	Three Months Ended March 31,
	2024	2023
Investment income:
Interest and dividend income:
Non-control/Non-affiliate investments	$112,822	$98,781
Control investments	2,957	1,116
Total interest and dividend income	115,779	99,897
Fee income:
Non-control/Non-affiliate investments	5,738	5,174
Control investments	36	19
Total fee income	5,774	5,193
Total investment income	121,553	105,090
Operating expenses:
Interest	17,624	16,625
Loan fees	2,397	2,329
General and administrative	5,058	4,126
Tax expenses	711	1,387
Employee compensation:
Compensation and benefits	16,344	14,617
Stock-based compensation	3,134	3,186
Total employee compensation	19,478	17,803
Total gross operating expenses	45,268	42,270
Expenses allocated to the Adviser Subsidiary	(2,877)	(2,679)
Total net operating expenses	42,391	39,591
Net investment income	79,162	65,499
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss):
Non-control/Non-affiliate investments	8,168	7,960
Total net realized gain (loss)	8,168	7,960
Net change in unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	6,463	12,259
Control investments	(2,829)	8,846
Total net change in unrealized appreciation (depreciation)	3,634	21,105
Total net realized gain (loss) and net change in unrealized appreciation (depreciation)	11,802	29,065
Net increase (decrease) in net assets resulting from operations	$90,964	$94,564

Net investment income before gains and losses per common share:
Basic	$0.50	$0.48
Change in net assets resulting from operations per common share:
Basic	$0.57	$0.69
Diluted	$0.57	$0.68
Weighted average shares outstanding:
Basic	157,445	135,252
Diluted	157,920	137,056
Distributions paid per common share:
Basic	$0.48	$0.47
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

(in thousands)	Common Stock		Capital in excess of par value	Distributable Earnings (loss)	Net Assets
For the Three Months Ended March 31, 2024	Shares	Par Value
Balance as of December 31, 2023	157,758	$158	$1,662,535	$140,013	$1,802,706
Net increase (decrease) in net assets resulting from operations	—	—	—	90,964	90,964
Public offering, net of offering expenses	3,725	4	66,404	—	66,408
Issuance of common stock under equity-based award plans	858	1	477	—	478
Shares retired on vesting of equity-based awards	(210)	—	(3,179)	—	(3,179)
Distributions reinvested in common stock	99	—	1,780	—	1,780
Distributions	—	—	—	(76,031)	(76,031)
Stock-based compensation (1)	—	—	2,812	—	2,812
Balance as of March 31, 2024	162,230	$163	$1,730,829	$154,946	$1,885,938
(1)Stock-based compensation includes $35 thousand of restricted stock and option expense related to director compensation for the three months ended March 31, 2024.

(in thousands)	Common Stock		Capital in excess of par value	Distributable Earnings (loss)	Net Assets
For the Three Months Ended March 31, 2023	Shares	Par Value
Balance as of December 31, 2022	133,045	$134	$1,341,416	$59,909	$1,401,459
Net increase (decrease) in net assets resulting from operations	—	—	—	94,564	94,564
Public offering, net of offering expenses	4,659	4	65,338	—	65,342
Issuance of common stock under equity-based award plans	947	1	138	—	139
Shares retired on vesting of equity-based awards	(116)	—	(1,517)	—	(1,517)
Distributions reinvested in common stock	61	—	940	—	940
Distributions	—	—	—	(64,774)	(64,774)
Stock-based compensation (1)	—	—	2,853	—	2,853
Balance as of March 31, 2023	138,596	$139	$1,409,168	$89,699	$1,499,006
(1)Stock-based compensation includes $20 thousand of restricted stock and option expense related to director compensation for the three months ended March 31, 2023.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)	For the Three Months Ended March 31,
	2024	2023
Cash flows provided by (used in) operating activities:
Net increase (decrease) in net assets resulting from operations	$90,964	$94,564
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(605,239)	(476,162)
Fundings assigned to Adviser Funds	113,379	120,846
Principal and fee repayments received and proceeds from the sale of debt investments	174,100	207,466
Proceeds from the sale of equity and warrant investments	12,026	14,972
Net change in unrealized (appreciation) depreciation	(3,634)	(21,105)
Net realized (gain) loss	(8,168)	(7,960)
Accretion of paid-in-kind interest	(9,897)	(5,528)
Accretion of loan discounts	(901)	(1,636)
Accretion of loan exit fees	(6,736)	(5,924)
Change in loan income, net of collections	4,529	5,995
Unearned fees related to unfunded commitments	841	(110)
Amortization of debt fees and issuance costs	1,759	1,723
Depreciation and amortization	186	44
Stock-based compensation and amortization of restricted stock grants (1)	2,812	2,853
Change in operating assets and liabilities:
Interest receivable	(2,743)	201
Other assets	(2,915)	3,565
Accrued liabilities	(1,254)	(14,678)
Net cash (used in) operating activities	(240,891)	(80,874)
Cash flows provided by (used in) investing activities:
Purchases of capital equipment	(292)	(94)
Net cash (used in) investing activities	(292)	(94)
Cash flows provided by (used in) financing activities:
Issuance of common stock	67,275	66,172
Offering expenses	(867)	(830)
Retirement of employee shares, net	(2,701)	(1,378)
Distributions paid	(74,251)	(63,834)
Issuance of debt	403,000	225,000
Repayment of debt	(207,000)	(86,000)
Fees paid for credit facilities and debentures	—	(5,090)
Net cash provided by financing activities	185,456	134,040
Net increase (decrease) in cash, cash equivalents, and restricted cash	(55,727)	53,072
Cash, cash equivalents, and restricted cash at beginning of period	116,013	25,876
Cash, cash equivalents, and restricted cash at end of period	$60,286	$78,948

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$24,084	$23,840
Income tax, including excise tax, paid	$4,902	$4,763
Distributions reinvested	$1,780	$940
(1)Stock-based compensation includes $35 thousand and $20 thousand of restricted stock and option expense related to director compensation for the three months ended March 31, 2024 and 2023, respectively.
The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

(in thousands)	For the Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$50,176	$71,129
Restricted cash	10,110	7,819
Total cash, cash equivalents, and restricted cash presented in the Consolidated Statements of Cash Flows	$60,286	$78,948
See “Note 2 – Summary of Significant Accounting Policies” for a description of cash, cash equivalents, and restricted cash.
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Debt Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Senior Secured	June 2026	Prime + 3.00%, Floor rate 6.50%, PIK Interest 1.00%, 5.95% Exit Fee	$15,087	$15,223	$15,714	(12)(13)(14)
PathAI, Inc.	Senior Secured	January 2027	Prime + 2.15%, Floor rate 9.15%, 7.85% Exit Fee	$32,000	32,144	32,807	(12)
Subtotal: Biotechnology Tools (2.57%)*					47,367	48,521
Communications & Networking
Aryaka Networks, Inc.	Senior Secured	July 2026	Prime + 3.25%, Floor rate 6.75%, PIK Interest 1.05%, 3.55% Exit Fee	$25,215	25,097	26,113	(12)(14)(19)
Cytracom Holdings LLC	Senior Secured	February 2025	3-month SOFR + 10.50%, Floor rate 11.40%	$3,260	3,237	3,237	(11)(17)(18)
Subtotal: Communications & Networking (1.56%)*					28,334	29,350
Consumer & Business Services
Altumint, Inc.	Senior Secured	December 2027	Prime + 3.65%, Floor rate 12.15%, 2.50% Exit Fee	$10,000	9,921	9,921	(15)(17)
AppDirect, Inc.	Senior Secured	April 2026	Prime + 5.50%, Floor rate 8.75%, 7.12% Exit Fee	$55,790	57,914	60,132	(12)
Carwow LTD	Senior Secured	December 2027	Prime + 4.70%, Floor rate 11.45%, PIK Interest 1.45%, 4.95% Exit Fee	£20,137	27,388	25,426	(5)(10)(14)
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 8.50%	$23,841	23,841	24,227	(9)(14)
Jobandtalent USA, Inc.	Senior Secured	February 2025	1-month SOFR + 8.86%, Floor rate 9.75%, 3.00% Exit Fee	$14,000	14,161	14,161	(5)(10)
Plentific Ltd	Senior Secured	October 2026	Prime + 2.55%, Floor rate 11.05%, 2.95% Exit Fee	$875	857	863	(5)(10)(17)
Provi	Senior Secured	December 2026	Prime + 4.40%, Floor rate 10.65%, 2.95% Exit Fee	$15,000	14,948	15,228	(15)
Rhino Labs, Inc.	Senior Secured	June 2024	Prime + 5.50%, Floor rate 8.75%, PIK Interest 2.25%	$3,019	3,017	3,025	(14)(15)
Riviera Partners LLC	Senior Secured	April 2027	3-month SOFR + 8.26%, Floor rate 9.26%	$36,775	36,279	34,500	(17)(18)
RVShare, LLC	Senior Secured	December 2026	3-month SOFR + 5.50%, Floor rate 6.50%, PIK Interest 4.00%	$29,169	28,742	29,299	(13)(14)(15)
SeatGeek, Inc.	Senior Secured	May 2026	Prime + 7.00%, Floor rate 10.50%, PIK Interest 0.50%, 4.00% Exit Fee	$25,230	25,187	26,237	(11)(14)(16)
	Senior Secured	July 2026	Prime + 2.50%, Floor rate 10.75%, PIK Interest 0.50%, 3.00% Exit Fee	$77,740	77,309	80,073	(12)(14)(16)
Total SeatGeek, Inc.				$102,970	102,496	106,310
Skyword, Inc.	Senior Secured	November 2026	Prime + 2.75%, Floor rate 9.25%, PIK Interest 1.75%, 3.00% Exit Fee	$8,555	8,604	8,770	(13)(14)
Tectura Corporation	Senior Secured	July 2024	FIXED 8.25%	$8,250	8,250	8,250	(7)
Thumbtack, Inc.	Senior Secured	March 2028	Prime + 2.45%, Floor rate 10.95%, PIK Interest 1.50%	$20,704	20,284	20,284	(17)
Udacity, Inc.	Senior Secured	September 2024	Prime + 4.50%, Floor rate 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$53,268	54,440	54,440	(12)(14)
Veem, Inc.	Senior Secured	March 2025	Prime + 4.00%, Floor rate 7.25%, PIK Interest 1.25%, 4.50% Exit Fee	$5,123	5,223	5,223	(13)(14)
	Senior Secured	March 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.50%, 4.50% Exit Fee	$5,129	5,237	5,237	(12)(14)
Total Veem, Inc.				$10,252	10,460	10,460
Worldremit Group Limited	Senior Secured	February 2026	3-month SOFR + 9.40%, Floor rate 10.25%	$91,295	90,646	90,875	(5)(10)(11)(12)(16) (19)
	Senior Secured	February 2026	1-month SOFR + 9.35%, Floor rate 10.25%	$6,466	6,411	6,429	(5)(10)(16)(19)
Total Worldremit Group Limited				$97,761	97,057	97,304
Subtotal: Consumer & Business Services (27.71%)*					518,659	522,600
Diversified Financial Services
Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)	Unsecured	September 2026	FIXED 11.50%	$25,000	24,689	24,689	(7)(20)
	Unsecured	September 2026	FIXED 11.95%	$10,000	9,830	9,829	(7)(20)
Total Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)				$35,000	34,519	34,518
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Hercules Adviser LLC	Unsecured	June 2025	FIXED 5.00%	$12,000	$12,000	$12,000	(7)(23)
Next Insurance, Inc.	Senior Secured	February 2028	Prime - (1.50%), Floor rate 4.75%, PIK Interest 5.50%	$10,616	10,439	10,767	(13)(14)(17)(19)
Subtotal: Diversified Financial Services (3.04%)*					56,958	57,285
Drug Discovery & Development
Akero Therapeutics, Inc.	Senior Secured	March 2027	Prime + 3.65%, Floor rate 7.65%, 5.85% Exit Fee	$17,500	17,412	17,703	(10)(13)
Aldeyra Therapeutics, Inc.	Senior Secured	October 2024	Prime + 3.10%, Floor rate 8.60%, 8.90% Exit Fee	$15,000	15,212	15,212	(11)
AmplifyBio, LLC	Senior Secured	January 2027	Prime + 2.50%, Floor rate 9.50%, Cap rate 10.75%, 5.85% Exit Fee	$24,000	24,243	24,584	(15)
ATAI Life Sciences N.V.	Senior Secured	August 2026	Prime + 4.55%, Floor rate 8.55%, 6.95% Exit Fee	$10,500	10,749	10,934	(5)(10)(17)
Axsome Therapeutics, Inc.	Senior Secured	January 2028	Prime + 2.20%, Floor rate 9.95%, Cap rate 10.70%, 5.78% Exit Fee	$143,350	144,074	150,228	(10)(11)(12)(16)(17)
Bicycle Therapeutics PLC	Senior Secured	July 2025	Prime + 4.55%, Floor rate 8.05%, Cap rate 9.05%, 5.00% Exit Fee	$11,500	11,912	11,857	(5)(10)(11)(12)
bluebird bio, Inc.	Senior Secured	April 2029	Prime + 1.45%, Floor rate 9.95%, PIK Interest 2.45%, 4.95% Exit Fee	$64,500	62,111	62,111
Braeburn, Inc.	Senior Secured	October 2028	Prime + 2.45%, Floor rate 10.95%, PIK Interest 1.10%, 5.45% Exit Fee	$52,748	52,477	53,544	(14)
COMPASS Pathways plc	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.75%, PIK Interest 1.40%, 4.75% Exit Fee	$24,230	23,993	24,837	(5)(10)(14)
Corium, Inc.	Senior Secured	September 2026	Prime + 5.70%, Floor rate 8.95%, 7.75% Exit Fee	$105,225	108,105	109,343	(13)(16)
Curevo, Inc.	Senior Secured	June 2027	Prime + 1.70%, Floor rate 9.70%, 6.95% Exit Fee	$10,000	9,892	9,825	(15)(17)
Eloxx Pharmaceuticals, Inc.	Senior Secured	April 2025	Prime + 6.25%, Floor rate 9.50%, 4.00% Exit Fee	$530	1,028	950	(15)
enGene, Inc.	Senior Secured	January 2028	Prime + 0.75%, Floor rate 9.25%, Cap rate 9.75%, PIK Interest 1.15%, 5.50% Exit Fee	$15,785	15,656	15,970	(5)(10)(14)
G1 Therapeutics, Inc.	Senior Secured	November 2026	Prime + 5.65%, Floor rate 9.15%, 10.31% Exit Fee	$32,399	33,304	33,841	(11)(12)(15)
Geron Corporation	Senior Secured	April 2025	Prime + 4.50%, Floor rate 9.00%, 6.55% Exit Fee	$30,200	31,287	31,473	(10)(12)(13)
Gritstone Bio, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 7.15%, Cap rate 8.65%, PIK Interest 2.00%, 5.75% Exit Fee	$30,680	30,975	30,415	(13)(14)
Heron Therapeutics, Inc.	Senior Secured	February 2026	Prime + 1.70%, Floor rate 9.95%, PIK Interest 1.50%, 3.00% Exit Fee	$20,171	19,955	20,397	(14)(15)(17)
Hibercell, Inc.	Senior Secured	May 2025	Prime + 5.40%, Floor rate 8.65%, 4.95% Exit Fee	$10,505	11,147	11,032	(13)(15)
HilleVax, Inc.	Senior Secured	May 2027	Prime + 1.05%, Floor rate 4.55%, Cap rate 6.05%, PIK Interest 2.85%, 7.15% Exit Fee	$20,672	20,932	20,701	(14)(15)(17)
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 15.13% Exit Fee	$5,500	5,554	5,777	(10)(15)
Locus Biosciences, Inc.	Senior Secured	July 2025	Prime + 6.10%, Floor rate 9.35%, 4.95% Exit Fee	$4,630	4,912	4,936	(15)
Madrigal Pharmaceutical, Inc.	Senior Secured	May 2027	Prime + 2.45%, Floor rate 8.25%, 5.35% Exit Fee	$78,200	79,108	82,663	(10)(13)(17)
Phathom Pharmaceuticals, Inc.	Senior Secured	December 2027	Prime + 1.35%, Floor rate 9.85%, PIK Interest 2.15%, 7.06% Exit Fee	$136,480	137,990	135,839	(10)(12)(14)(15)(16) (17)(22)
Redshift Bioanalytics, Inc.	Senior Secured	January 2026	Prime + 4.25%, Floor rate 7.50%, 3.80% Exit Fee	$5,000	5,072	5,148	(15)
Replimune Group, Inc.	Senior Secured	October 2027	Prime + 1.75%, Floor rate 7.25%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$31,526	31,648	33,011	(10)(12)(13)(14)
Tarsus Pharmaceuticals, Inc.	Senior Secured	February 2027	Prime + 4.45%, Floor rate 8.45%, Cap rate 11.45%, 4.75% Exit Fee	$12,375	12,524	13,148	(10)(13)
TG Therapeutics, Inc.	Senior Secured	January 2026	Prime + 1.20%, Floor rate 8.95%, PIK Interest 2.25%, 5.69% Exit Fee	$66,145	67,153	68,838	(10)(11)(12)(14)(17)
uniQure B.V.	Senior Secured	January 2027	Prime + 4.70%, Floor rate 7.95%, 6.10% Exit Fee	$70,000	71,405	73,373	(5)(10)(11)(12)
Verona Pharma, Inc.	Senior Secured	December 2028	1-month SOFR + 5.85%, Floor rate 11.19%, Cap rate 13.19%, 3.50% Exit Fee	$15,750	15,672	15,672	(5)(10)
Viridian Therapeutics, Inc.	Senior Secured	October 2026	Prime + 4.20%, Floor rate 7.45%, Cap rate 8.95%, 6.00% Exit Fee	$8,000	8,100	8,057	(10)(13)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
X4 Pharmaceuticals, Inc.	Senior Secured	October 2026	Prime + 3.15%, Floor rate 10.15%, 3.80% Exit Fee	$55,000	$54,921	$55,753	(11)(12)(13)
Subtotal: Drug Discovery & Development (61.36%)*					1,138,523	1,157,172
Electronics & Computer Hardware
Locus Robotics Corp.	Senior Secured	June 2026	Prime + 4.50%, Floor rate 8.00%, 4.00% Exit Fee	$18,281	18,396	19,114	(19)
Shield AI, Inc.	Senior Secured	February 2029	Prime + 0.85%, Floor rate 6.85%, Cap rate 9.60%, PIK Interest 2.50%, 2.50% Exit Fee	$56,316	55,770	55,770	(14)(17)
Subtotal: Electronics & Computer Hardware (3.97%)*					74,166	74,884
Healthcare Services, Other
Better Therapeutics, Inc.	Senior Secured	August 2025	Prime + 5.70%, Floor rate 8.95%, 5.95% Exit Fee	$10,838	11,296	5,215	(8)(15)
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	1-month SOFR + 5.11%, Floor rate 6.00%, PIK Interest 4.45%	$69,811	69,105	68,322	(11)(12)(13)(14)
Carbon Health Technologies, Inc.	Senior Secured	March 2026	Prime - (1.50%), Floor rate 7.00%, PIK Interest 7.00%, 5.64% Exit Fee	$47,789	49,026	47,835	(11)(13)(14)
Curana Health Holdings, LLC	Senior Secured	January 2028	Prime + 1.45%, Floor rate 9.20%, 4.95% Exit Fee	$20,000	19,998	20,053	(17)(19)
Equality Health, LLC	Senior Secured	February 2026	Prime + 6.25%, Floor rate 9.50%, PIK Interest 1.55%	$53,762	53,514	54,031	(11)(12)(14)
Main Street Rural, Inc.	Senior Secured	July 2027	Prime + 1.95%, Floor rate 9.95%, 6.85% Exit Fee	$28,000	28,071	28,172	(15)(17)
Marathon Health, LLC	Senior Secured	February 2029	Prime - (0.90%), Floor rate 7.10%, PIK Interest 4.00%, 3.00% Exit Fee	$154,394	152,970	152,970	(14)(16)(17)
Modern Life, Inc.	Senior Secured	February 2027	Prime + 2.75%, Floor rate 8.75%, 5.00% Exit Fee	$13,000	12,952	13,287	(13)(17)
Recover Together, Inc.	Senior Secured	July 2027	Prime + 1.90%, Floor rate 10.15%, 7.50% Exit Fee	$40,000	39,782	40,880
Strive Health Holdings, LLC	Senior Secured	September 2027	Prime + 0.70%, Floor rate 9.20%, 5.95% Exit Fee	$12,000	11,915	12,126	(15)(17)
Vida Health, Inc.	Senior Secured	March 2026	9.20% + Lower of (Prime - 3.25%) or 1.00%, Floor rate 9.20%, Cap rate 10.20%, 4.95% Exit Fee	$36,500	36,544	36,002	(11)
Subtotal: Healthcare Services, Other (25.39%)*					485,173	478,893
Information Services
Capella Space Corp.	Senior Secured	November 2025	Prime + 5.00%, Floor rate 8.25%, PIK Interest 1.10%, 7.00% Exit Fee	$20,534	21,342	21,541	(14)(15)
Checkr Group, Inc.	Senior Secured	August 2028	Prime + 1.45%, Floor rate 8.00%, PIK Interest 2.00%, 2.75% Exit Fee	$47,862	47,758	50,549	(12)(14)(17)
Saama Technologies, LLC	Senior Secured	July 2027	Prime + 0.70%, Floor rate 8.95%, PIK Interest 2.00%, 2.95% Exit Fee	$11,784	11,711	12,127	(12)(14)(17)
Signal Media Limited	Senior Secured	June 2025	Prime + 5.50%, Floor rate 9.00%, Cap rate 12.00%, 3.45% Exit Fee	$6,150	6,134	6,212	(5)(10)
Yipit, LLC	Senior Secured	September 2026	1-month SOFR + 8.42%, Floor rate 9.32%	$31,875	31,512	31,875	(17)(18)
Subtotal: Information Services (6.49%)*					118,457	122,304
Manufacturing Technology
Bright Machines, Inc.	Senior Secured	May 2025	Prime + 4.00%, Floor rate 9.50%, 5.00% Exit Fee	$6,446	6,767	7,219	(13)
Subtotal: Manufacturing Technology (0.38%)*					6,767	7,219
Media/Content/Info
Fever Labs, Inc.	Senior Secured	September 2026	Prime + 3.50%, Floor rate 9.00%, 4.00% Exit Fee	$6,667	6,700	6,790	(19)
	Senior Secured	September 2025	Prime + 3.50%, Floor rate 9.00%, 3.00% Exit Fee	$1,000	1,019	1,027	(19)
	Senior Secured	December 2025	Prime + 3.50%, Floor rate 9.00%, 3.00% Exit Fee	$1,167	1,183	1,191	(19)
	Senior Secured	March 2026	Prime + 3.50%, Floor rate 9.00%, 3.00% Exit Fee	$1,333	1,343	1,350	(19)
	Senior Secured	June 2026	Prime + 3.50%, Floor rate 9.00%, 3.00% Exit Fee	$1,500	1,491	1,498	(19)
Total Fever Labs, Inc.				$11,667	11,736	11,856
Subtotal: Media/Content/Info (0.63%)*					11,736	11,856

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Medical Devices & Equipment
Senseonics Holdings, Inc.	Senior Secured	September 2027	Prime + 1.40%, Floor rate 9.90%, 6.95% Exit Fee	$30,625	$30,310	$30,480	(11)
Sight Sciences, Inc.	Senior Secured	July 2028	Prime + 2.35%, Floor rate 10.35%, 5.95% Exit Fee	$24,500	24,055	24,055	(17)
Subtotal: Medical Devices & Equipment (2.89%)*					54,365	54,535
Software
3GTMS, LLC	Senior Secured	February 2025	3-month SOFR + 9.86%, Floor rate 10.76%	$13,562	13,498	13,498	(11)(17)(18)
	Senior Secured	February 2025	3-month SOFR + 6.96%, Floor rate 7.86%	$2,983	2,973	2,973	(17)(18)
Total 3GTMS, LLC				$16,545	16,471	16,471
Agilence, Inc.	Senior Secured	October 2026	1-month BSBY + 9.00%, Floor rate 10.00%	$9,189	9,029	9,212	(12)(17)(18)
Alchemer LLC	Senior Secured	May 2028	1-month SOFR + 8.14%, Floor rate 9.14%	$21,353	20,970	21,879	(13)(18)
Allvue Systems, LLC	Senior Secured	September 2029	3-month SOFR + 7.25%, Floor rate 8.25%	$36,410	35,556	36,385	(17)
Annex Cloud	Senior Secured	February 2027	1-month BSBY + 10.00%, Floor rate 11.00%	$11,549	11,375	11,562	(13)
Armis, Inc.	Senior Secured	March 2028	Prime + 0.00%, Floor rate 7.50%, PIK Interest 2.00%, 2.25% Exit Fee	$40,000	39,618	39,618	(17)
Automation Anywhere, Inc.	Senior Secured	September 2027	Prime + 4.25%, Floor rate 9.00%, 4.50% Exit Fee	$19,600	19,423	20,313	(11)(17)(19)
Babel Street	Senior Secured	December 2027	6-month SOFR + 8.01%, Floor rate 9.01%	$65,500	63,975	65,806	(15)(17)(18)
Brain Corporation	Senior Secured	April 2026	Prime + 3.70%, Floor rate 9.20%, PIK Interest 1.00%, 3.95% Exit Fee	$30,492	30,869	31,509	(13)(14)(15)(17)
Catchpoint Systems, Inc.	Senior Secured	November 2025	3-month SOFR + 9.41%, Floor rate 11.81%	$10,047	9,922	9,993	(18)
Ceros, Inc.	Senior Secured	September 2026	3-month SOFR + 8.99%, Floor rate 9.89%	$22,815	22,474	23,023	(17)(18)
Constructor.io Corporation	Senior Secured	July 2027	1-month SOFR + 8.44%, Floor rate 9.44%	$4,688	4,596	4,763	(13)(17)(18)
Convoy, Inc.	Senior Secured	March 2026	Prime + 3.20%, Floor rate 6.45%, PIK Interest 1.95%, 4.55% Exit Fee	$31,049	30,916	—	(8)(14)(19)
Copper CRM, Inc	Senior Secured	March 2025	Prime + 4.50%, Floor rate 8.25%, Cap rate 10.25%, PIK Interest 1.95%, 3.77% Exit Fee	$8,762	8,962	8,962	(11)(14)
Cutover, Inc.	Senior Secured	October 2025	Prime + 5.20%, Floor rate 9.95%, 4.95% Exit Fee	$5,500	5,573	5,747	(5)(10)(12)(17)
	Senior Secured	October 2025	Prime + 5.20%, Floor rate 9.95%, 4.95% Exit Fee	£1,250	1,569	1,667	(5)(10)(12)(17)
Total Cutover, Inc.					$7,142	$7,414
Cybermaxx Intermediate Holdings, Inc.	Senior Secured	August 2026	6-month SOFR + 8.63%, Floor rate 9.38%	$7,896	7,781	7,782	(13)(17)
	Senior Secured	August 2026	6-month SOFR + 12.36%, Floor rate 13.11%	$2,527	2,479	2,537	(13)(17)
Total Cybermaxx Intermediate Holdings, Inc.				$10,423	10,260	10,319
Dashlane, Inc.	Senior Secured	December 2027	Prime + 3.05%, Floor rate 11.55%, PIK Interest 1.10%, 6.35% Exit Fee	$42,967	43,395	43,395	(11)(13)(14)(17)(19)
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 8.01%, Floor rate 8.76%	$8,125	7,956	7,876	(17)(18)
DroneDeploy, Inc.	Senior Secured	July 2026	Prime + 4.50%, Floor rate 8.75%, 4.00% Exit Fee	$6,250	6,125	6,239	(13)(17)
Eigen Technologies Ltd.	Senior Secured	April 2025	Prime + 5.10%, Floor rate 8.35%, 2.95% Exit Fee	$3,750	3,817	2,991	(5)(10)
Elation Health, Inc.	Senior Secured	March 2026	Prime + 4.25%, Floor rate 9.00%, PIK Interest 1.95%, 3.95% Exit Fee	$12,688	12,394	12,867	(14)(17)(19)
Flight Schedule Pro, LLC	Senior Secured	October 2027	1-month SOFR + 7.80%, Floor rate 8.70%	$6,587	6,429	6,679	(17)(18)
Fortified Health Security	Senior Secured	December 2027	1-month SOFR + 7.64%, Floor rate 8.54%	$7,000	6,858	7,012	(11)(17)(18)
Harness, Inc.	Senior Secured	March 2029	Prime - (2.25%), Floor rate 5.25%, Cap rate 6.50%, PIK Interest 6.25%, 1.00% Exit Fee	$17,325	17,101	17,101	(17)(19)
iGrafx, LLC	Senior Secured	May 2027	1-month SOFR + 8.61%, Floor rate 9.51%	$4,987	4,894	4,935	(18)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Ikon Science Limited	Senior Secured	October 2024	3-month SOFR + 9.26%, Floor rate 10.00%	$6,125	$6,080	$6,080	(5)(10)(17)(18)
Khoros (p.k.a Lithium Technologies)	Senior Secured	January 2025	3-month SOFR + 4.50%, Floor rate 5.50%, PIK Interest 4.50%	$58,449	58,418	51,846	(14)
Leapwork ApS	Senior Secured	February 2026	Prime + 0.25%, Floor rate 7.25%, PIK Interest 1.95%, 2.70% Exit Fee	$3,832	3,840	3,963	(5)(10)(12)(14)(17)
LinenMaster, LLC	Senior Secured	August 2028	1-month SOFR + 6.25%, Floor rate 7.25%, PIK Interest 2.15%	$15,170	14,896	15,416	(12)(14)(17)
Loftware, Inc.	Senior Secured	March 2028	3-month SOFR + 7.88%, Floor rate 8.88%	$26,913	26,355	27,412	(17)(18)
LogicSource	Senior Secured	July 2027	1-month SOFR + 8.93%, Floor rate 9.93%	$13,300	13,087	13,493	(17)(18)
Marigold Group, Inc. (p.k.a. Campaign Monitor Limited)	Senior Secured	November 2025	3-month SOFR + 9.05%, Floor rate 9.90%	$33,000	32,741	32,732	(13)(19)
Mobile Solutions Services	Senior Secured	December 2025	6-month SOFR + 9.31%, Floor rate 10.06%	$18,366	18,144	18,217	(18)
New Relic, Inc.	Senior Secured	November 2030	3-month SOFR + 6.75%, Floor rate 7.75%	$20,890	20,387	20,387	(17)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$7,706	7,519	7,751	(11)(17)(18)
Onna Technologies, Inc.	Senior Secured	March 2026	Prime + 1.35%, Floor rate 8.85%, PIK Interest 1.75%, 4.45% Exit Fee	$3,870	3,865	3,967	(14)
Reveleer	Senior Secured	February 2027	Prime + 0.65%, Floor rate 9.15%, PIK Interest 2.00%, 5.05% Exit Fee	$16,027	15,932	15,932	(14)(15)(17)
ShadowDragon, LLC	Senior Secured	December 2026	3-month SOFR + 8.98%, Floor rate 9.88%	$6,000	5,891	5,930	(17)(18)
Simon Data, Inc.	Senior Secured	March 2027	Prime + 1.00%, Floor rate 8.75%, PIK Interest 1.95%, 2.48% Exit Fee	$12,893	12,855	12,922	(12)(14)
Sisense Ltd.	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.50%, PIK Interest 1.95%, 5.95% Exit Fee	$35,002	34,898	35,261	(5)(10)(14)
Streamline Healthcare Solutions	Senior Secured	March 2028	3-month SOFR + 7.25%, Floor rate 8.25%	$13,200	12,965	13,422	(17)(18)
	Senior Secured	March 2028	6-month SOFR + 7.25%, Floor rate 8.25%	$4,400	4,308	4,468	(17)(18)
Total Streamline Healthcare Solutions				$17,600	17,273	17,890
Sumo Logic, Inc.	Senior Secured	May 2030	3-month SOFR + 6.50%, Floor rate 7.50%	$23,000	22,474	23,341	(17)
Suzy, Inc.	Senior Secured	August 2027	Prime + 1.75%, Floor rate 10.00%, PIK Interest 1.95%, 3.45% Exit Fee	$12,124	11,931	12,246	(14)(15)(17)
ThreatConnect, Inc.	Senior Secured	May 2026	6-month SOFR + 9.25%, Floor rate 10.00%	$10,920	10,748	10,920	(17)(18)
Tipalti Solutions Ltd.	Senior Secured	April 2027	Prime + 0.45%, Floor rate 7.95%, PIK Interest 2.00%, 3.75% Exit Fee	$10,703	10,661	11,057	(5)(10)(14)(17)
Zappi, Inc.	Senior Secured	December 2027	3-month SOFR + 8.03%, Floor rate 9.03%	$12,825	12,578	12,953	(5)(10)(13)(17)(18)
Zimperium, Inc.	Senior Secured	May 2027	3-month SOFR + 8.31%, Floor rate 9.31%	$14,790	14,573	14,864	(17)(18)
Subtotal: Software (42.47%)*					825,673	800,904
Sustainable and Renewable Technology
Ampion, PBC	Senior Secured	May 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 3.78% Exit Fee	$3,940	3,988	3,964	(13)(14)
Electric Hydrogen Co.	Senior Secured	May 2028	Prime + 2.25%, Floor rate 10.75%, PIK Interest 1.25%, 4.25% Exit Fee	$12,500	11,917	11,917	(15)(19)
Pineapple Energy LLC	Senior Secured	June 2027	FIXED 10.00%	$1,581	1,581	1,566	(19)
Subtotal: Sustainable and Renewable Technology (0.93%)*					17,486	17,447
Total: Debt Investments (179.38%)*					$3,383,664	$3,382,970

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Equity Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Equity	2/21/2024	Preferred Series C	503,778	$1,500	$1,504
Subtotal: Biotechnology Tools (0.08%)*					1,500	1,504
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Consumer & Business Products
Fabletics, Inc.	Equity	4/30/2010	Common Stock	42,989	$128	$109
	Equity	7/16/2013	Preferred Series B	130,191	1,101	686
Total Fabletics, Inc.				173,180	1,229	795
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	12,260	433	20	(4)
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	172,328	13	792
TFG Holding, Inc.	Equity	4/30/2010	Common Stock	173,180	89	658
Subtotal: Consumer & Business Products (0.12%)*					1,764	2,265
Consumer & Business Services
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	199,742	1,151	580	(5)(10)
DoorDash, Inc.	Equity	12/20/2018	Common Stock	16,996	196	2,341	(4)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	1,949	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	291	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	458
	Equity	10/25/2016	Preferred Series A-1	108,710	632	174
Total OfferUp, Inc.				394,790	2,295	632
Oportun	Equity	6/28/2013	Common Stock	48,365	577	118	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	39	—
Rhino Labs, Inc.	Equity	1/24/2022	Common Stock	7,063	1,000	—
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	11	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	24	(7)
	Equity	12/29/2023	Preferred Series C	3,235,298	13,263	3,832	(7)
Total Tectura Corporation				419,230,161	14,163	3,867
Subtotal: Consumer & Business Services (0.52%)*					25,684	9,778
Diversified Financial Services
Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)	Equity	3/1/2018	Member Units	1	34,006	23,413	(7)(20)
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	35	29,884	(7)(23)
Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	403	320
Subtotal: Diversified Financial Services (2.84%)*					34,444	53,617
Drug Delivery
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	680	1,500	2	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	—
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	10	(4)
Talphera, Inc.	Equity	12/10/2018	Common Stock	8,836	1,329	9	(4)
Subtotal: Drug Delivery (0.00%)*					3,638	21

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Drug Discovery & Development
Akero Therapeutics, Inc.	Equity	3/8/2024	Common Stock	34,483	$1,000	$871	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	42	1,000	1	(4)
Axsome Therapeutics, Inc.	Equity	5/9/2022	Common Stock	127,021	4,165	10,136	(4)(10)(16)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	2,443	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	7,153	(4)
Cyclo Therapeutics, Inc.	Equity	4/6/2021	Common Stock	134	42	—	(4)(10)
Dare Biosciences, Inc.	Equity	1/8/2015	Common Stock	13,550	1,000	7	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	248	(4)(10)
Gritstone Bio, Inc.	Equity	10/26/2022	Common Stock	442,477	1,000	1,137	(4)
Heron Therapeutics, Inc.	Equity	7/25/2023	Common Stock	364,963	500	1,011	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	2,292	(15)
HilleVax, Inc.	Equity	5/3/2022	Common Stock	235,295	4,000	3,913	(4)
Humanigen, Inc.	Equity	3/31/2021	Common Stock	43,243	800	—	(4)(10)
Kura Oncology, Inc.	Equity	6/16/2023	Common Stock	47,826	550	1,020	(4)(10)
Madrigal Pharmaceutical, Inc.	Equity	9/29/2023	Common Stock	5,100	774	1,362	(4)(10)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	1,113	(5)(10)
Phathom Pharmaceuticals, Inc.	Equity	6/9/2023	Common Stock	147,233	1,730	1,564	(4)(10)(16)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	25	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	202	55	(4)
Sio Gene Therapies, Inc.	Equity	2/2/2017	Common Stock	16,228	1,262	—
Tarsus Pharmaceuticals, Inc.	Equity	5/5/2022	Common Stock	155,555	2,100	5,654	(4)(10)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	89	(4)(5)(10)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	3,372
	Equity	10/31/2022	Preferred Series C	170,102	1,000	1,344
Total Valo Health, LLC				680,410	4,000	4,716
Verge Analytics, Inc.	Equity	9/6/2023	Preferred Series C	208,588	1,500	2,123
Viridian Therapeutics, Inc.	Equity	11/6/2023	Common Stock	32,310	400	566	(4)(10)
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	1,566,064	2,945	2,177	(4)
Subtotal: Drug Discovery & Development (2.63%)*					41,728	49,676
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	332
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	485
Subtotal: Electronics & Computer Hardware (0.04%)*					2,150	817
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	825,732	5,094	439	(4)
Carbon Health Technologies, Inc.	Equity	3/30/2021	Preferred Series C	217,880	1,687	122
Subtotal: Healthcare Services, Other (0.03%)*					6,781	561
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Information Services
Planet Labs, Inc.	Equity	6/21/2019	Common Stock	547,880	$615	$1,397	(4)
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	4,489
Subtotal: Information Services (0.31%)*					4,440	5,886
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	1	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	282	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	283
Subtotal: Medical Devices & Equipment (0.02%)*					250	283
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	326
Subtotal: Semiconductors (0.02%)*					160	326
Software
3GTMS, LLC	Equity	8/9/2021	Common Stock	1,000,000	1,000	844
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	2,406	2,406	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	—
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	309	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	857	(5)(10)
Total Contentful Global, Inc.				149,500	638	1,166
DNAnexus, Inc.	Equity	3/21/2014	Preferred Series C	51,948	97	7
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	391
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	2,607
	Equity	8/24/2017	Preferred Series 3	93,620	300	558
Total Druva Holdings, Inc.				552,461	1,300	3,165
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Leapwork ApS	Equity	8/25/2023	Preferred Series B2	183,073	250	215	(5)(10)
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	18
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	2,293	(4)
Palantir Technologies	Equity	9/23/2020	Common Stock	400,000	2,445	9,204	(4)
SingleStore, Inc.	Equity	11/25/2020	Preferred Series E	580,983	2,000	1,711
	Equity	8/12/2021	Preferred Series F	52,956	280	193
Total SingleStore, Inc.				633,939	2,280	1,904
Verana Health, Inc.	Equity	7/8/2021	Preferred Series E	952,562	2,000	405
ZeroFox, Inc.	Equity	5/7/2020	Common Stock	289,992	101	325	(4)
Subtotal: Software (1.18%)*					22,278	22,343
Sustainable and Renewable Technology
Fulcrum Bioenergy, Inc.	Equity	9/13/2012	Preferred Series C-1	187,265	711	313
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	375
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	$500	$—
NantEnergy, LLC	Equity	8/31/2013	Common Units	59,665	102	—
Pineapple Energy LLC	Equity	12/10/2020	Common Stock	304,487	3,153	21	(4)
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	2,413
Subtotal: Sustainable and Renewable Technology (0.17%)*					10,966	3,122
Total: Equity Investments (7.96%)*					$155,783	$150,199
Warrant Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Preferred Series B	46,197	$36	$84
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	460	242	(12)
Subtotal: Biotechnology Tools (0.02%)*					496	326
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	229,611	123	132	(12)
Subtotal: Communications & Networking (0.01%)*					123	132
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
The Neat Company	Warrant	8/13/2014	Common Stock	54,054	365	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	18	411
Subtotal: Consumer & Business Products (0.02%)*					611	411
Consumer & Business Services
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	69	(5)(10)
	Warrant	2/13/2024	Preferred Series D-4	109,257	20	20	(5)(10)
Total Carwow LTD				283,420	184	89
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	1
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	283	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	24
Plentific Ltd	Warrant	10/3/2023	Ordinary Shares	19,499	48	53	(5)(10)
Provi	Warrant	12/22/2022	Common Stock	117,042	166	159	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	—	(15)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,379,761	842	3,659	(16)
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	57	111
	Warrant	8/23/2019	Preferred Series B	444,444	83	11
Total Skyword, Inc.				2,051,587	140	122
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	—
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	—
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	—
Total Snagajob.com, Inc.				3,611,537	860	—
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	343,497	985	633	(12)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Udacity, Inc.	Warrant	9/25/2020	Common Stock	486,359	$218	$—	(12)
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	19	(12)
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	11	(5)(10)(12)(16)
	Warrant	8/27/2021	Preferred Series E	1,868	26	—	(5)(10)(16)
Total Worldremit Group Limited				79,083	155	11
Subtotal: Consumer & Business Services (0.27%)*					4,369	5,053
Diversified Financial Services
Next Insurance, Inc.	Warrant	2/3/2023	Common Stock	522,930	214	624
Subtotal: Diversified Financial Services (0.03%)*					214	624
Drug Delivery
Aerami Therapeutics Holdings, Inc.	Warrant	6/1/2016	Common Stock	67,069	—	—
BioQ Pharma Incorporated	Warrant	10/27/2014	Common Stock	459,183	2	—
PDS Biotechnology Corporation	Warrant	8/28/2014	Common Stock	3,929	390	—	(4)
Subtotal: Drug Delivery (0.00%)*					392	—
Drug Discovery & Development
Akero Therapeutics, Inc.	Warrant	6/15/2022	Common Stock	32,128	330	505	(4)(10)
AmplifyBio, LLC	Warrant	12/27/2022	Class A Units	69,239	238	158	(15)
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	61,004	1,290	1,645	(4)(10)(12)(16)
bluebird bio, Inc.	Warrant	3/15/2024	Common Stock	2,224,137	1,744	1,534	(4)
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	231	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	2	(4)
COMPASS Pathways plc	Warrant	6/30/2023	Ordinary Shares	75,376	278	263	(4)(5)(10)
Curevo, Inc.	Warrant	6/9/2023	Common Stock	95,221	233	361	(15)
Dermavant Sciences Ltd.	Warrant	5/31/2019	Common Stock	223,642	101	219	(5)(10)
enGene, Inc.	Warrant	12/22/2023	Common Stock	43,689	118	421	(4)(5)(10)
Evofem Biosciences, Inc.	Warrant	6/11/2014	Common Stock	3	266	—	(4)
Fresh Tracks Therapeutics, Inc.	Warrant	2/18/2016	Common Stock	201	119	—	(4)
Heron Therapeutics, Inc.	Warrant	8/9/2023	Common Stock	238,095	228	387	(4)(15)
Kineta, Inc.	Warrant	12/20/2019	Common Stock	2,202	110	—	(4)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	120	(4)(10)(15)
Madrigal Pharmaceutical, Inc.	Warrant	5/9/2022	Common Stock	13,229	570	2,126	(4)(10)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	86	(4)(10)(12)(15)(16)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	43	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	7	(4)
TG Therapeutics, Inc.	Warrant	2/28/2019	Common Stock	264,226	1,284	2,209	(4)(10)(12)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	255
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	1,392,787	510	561	(4)
Subtotal: Drug Discovery & Development (0.59%)*					9,251	11,133
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	$101	$78	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,503	34	82
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	153
Subtotal: Electronics & Computer Hardware (0.02%)*					692	313
Healthcare Services, Other
Curana Health Holdings, LLC	Warrant	1/4/2024	Common Units	268,446	89	84
Modern Life, Inc.	Warrant	3/30/2023	Common Stock	37,618	164	118
Recover Together, Inc.	Warrant	7/3/2023	Common Stock	194,830	382	253
Strive Health Holdings, LLC	Warrant	9/28/2023	Common Units	51,760	83	89	(15)
Vida Health, Inc.	Warrant	3/28/2022	Common Stock	192,431	121	4
Subtotal: Healthcare Services, Other (0.03%)*					839	548
Information Services
Capella Space Corp.	Warrant	10/21/2021	Common Stock	176,200	207	27	(15)
INMOBI Inc.	Warrant	11/19/2014	Common Stock	65,587	82	—	(5)(10)
NetBase Quid, Inc. (p.k.a NetBase Solutions)	Warrant	8/22/2017	Preferred Series 1	60,000	356	—
Signal Media Limited	Warrant	6/29/2022	Common Stock	129,638	57	65	(5)(10)
Subtotal: Information Services (0.00%)*					702	92
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	120
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	337
Xometry, Inc.	Warrant	5/9/2018	Common Stock	87,784	47	810	(4)
Subtotal: Manufacturing Technology (0.07%)*					1,112	1,267
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	369,370	67	228
Subtotal: Media/Content/Info (0.01%)*					67	228
Medical Devices & Equipment
Intuity Medical, Inc.	Warrant	12/29/2017	Preferred Series B-1	3,076,323	295	—
Outset Medical, Inc.	Warrant	9/27/2013	Common Stock	62,794	401	13	(4)
Senseonics Holdings, Inc.	Warrant	9/8/2023	Common Stock	1,032,718	276	213	(4)
Sight Sciences, Inc.	Warrant	1/22/2024	Common Stock	94,980	327	288	(4)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	—	(4)
Subtotal: Medical Devices & Equipment (0.03%)*					1,360	514
Semiconductors
Achronix Semiconductor Corporation	Warrant	6/26/2015	Preferred Series D-2	750,000	99	672
Subtotal: Semiconductors (0.04%)*					99	672

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Software
Aria Systems, Inc.	Warrant	5/22/2015	Preferred Series G	231,535	$74	$—
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	448	626
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	596
Brain Corporation	Warrant	10/4/2021	Common Stock	194,629	165	59	(15)
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	8
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	33
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	904	(5)(10)
Couchbase, Inc.	Warrant	4/25/2019	Common Stock	105,350	462	1,521	(4)
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	26	65	(5)(10)(12)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	770,838	461	444
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	346
Dragos, Inc.	Warrant	6/28/2023	Common Stock	49,309	1,452	1,089
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	327
Eigen Technologies Ltd.	Warrant	4/13/2022	Common Stock	522	8	—	(5)(10)
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	362,837	583	207
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	69
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	497
Harness, Inc.	Warrant	3/12/2024	Common Stock	193,618	534	522
Kore.ai, Inc.	Warrant	3/31/2023	Preferred Series C	64,293	208	428
Leapwork ApS	Warrant	1/23/2023	Common Stock	39,948	16	32	(5)(10)(12)
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series D	89,685	131	42
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	331
Onna Technologies, Inc.	Warrant	7/5/2023	Common Stock	172,867	60	35
Poplicus, Inc.	Warrant	5/28/2014	Common Stock	132,168	—	—
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	544
Simon Data, Inc.	Warrant	3/22/2023	Common Stock	77,934	96	99	(12)
SingleStore, Inc.	Warrant	4/28/2020	Preferred Series D	312,596	103	398
Sisense Ltd.	Warrant	6/8/2023	Ordinary Shares	321,956	174	128	(5)(10)
Suzy, Inc.	Warrant	8/24/2023	Common Stock	292,936	367	319	(15)
Tipalti Solutions Ltd.	Warrant	3/22/2023	Ordinary Shares	254,877	174	264	(5)(10)
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	342	(15)
Subtotal: Software (0.54%)*					9,054	10,275
Surgical Devices
TransMedics Group, Inc.	Warrant	9/11/2015	Common Stock	14,440	39	622	(4)
Subtotal: Surgical Devices (0.03%)*					39	622
Sustainable and Renewable Technology
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	43
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Electric Hydrogen Co.	Warrant	3/27/2024	Common Stock	197,294	$440	$440	(15)
Halio, Inc.	Warrant	4/22/2014	Common Stock	456,883	218	—
Polyera Corporation	Warrant	3/24/2015	Preferred Series C	150,036	269	—
Subtotal: Sustainable and Renewable Technology (0.03%)*					979	483
Total: Warrant Investments (1.73%)*					$30,399	$32,693
Total Investments in Securities (189.08%)*					$3,569,846	$3,565,862
Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			$3,783	$3,916	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			566	1,468	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.29%)*					4,349	5,384
Software
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			381	395	(5)(10)
Subtotal: Software (0.02%)*					381	395
Total: Investment Funds & Vehicles Investments (0.31%)*					$4,730	$5,779
Total Investments (189.38%)*					$3,574,576	$3,571,641

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Value
Great British Pound (GBP)	6/3/2024	Goldman Sachs Bank USA	£19,288	Sold	$23,810	$(537)
Total Foreign Currency Forward ((0.03%))*					$23,810	$(537)

*Value as a percent of net assets. All amounts are stated in U.S. Dollars unless otherwise noted. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(1)Interest rate PRIME represents 8.50% as of March 31, 2024. 1-month SOFR, 3-month SOFR and 6-month SOFR represent 5.32%, 5.35%, and 5.39%, respectively, as of March 31, 2024.
(2)Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $127.7 million, $129.5 million and $1.8 million, respectively. The tax cost of investments is $3.6 billion.
(3)Preferred and common stock, warrants, and equity interest are generally non-income producing.
(4)Except for warrants in 25 publicly traded companies and common stock in 35 publicly traded companies, all investments are restricted as of March 31, 2024 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s valuation committee (the “Valuation Committee”) and approved by the board of directors (the “Board”).
(5)Non-U.S. company or the company’s principal place of business is outside the United States.
(6)[Reserved]
(7)Control investment as defined under the 1940 Act in which Hercules owns at least 25% of the company’s voting securities or has greater than 50% representation on its board.
(8)Debt is on non-accrual status as of March 31, 2024, and is therefore considered non-income producing.
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
March 31, 2024 (unaudited)
(dollars in thousands)
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
(16)Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of March 31, 2024.
(17)Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of March 31, 2024 (Refer to “Note 11 - Commitments and Contingencies”).
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
(21)Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of Common Stock for Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of March 31, 2024, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $2.4 million.
(22)Denotes the security holds rights to royalty fee income associated with certain products of the portfolio company. The approximate cost and fair value of the royalty contract are $12.0 million and $9.8 million, respectively.
(23)Hercules Adviser LLC is owned by Hercules Capital Management LLC and presented with Hercules Partner Holdings, LLC which are both wholly owned by the Company. Please refer to “Note 1” for additional disclosure.
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Debt Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Senior Secured	June 2026	Prime + 3.00%, Floor rate 6.50%, PIK Interest 1.00%, 5.95% Exit Fee	$15,049	$15,069	$15,508	(13)(14)
PathAI, Inc.	Senior Secured	January 2027	Prime + 2.15%, Floor rate 9.15%, 9.81% Exit Fee	$32,000	31,941	32,519	(12)
Subtotal: Biotechnology Tools (2.66%)*					47,010	48,027
Communications & Networking
Aryaka Networks, Inc.	Senior Secured	July 2026	Prime + 3.25%, Floor rate 6.75%, PIK Interest 1.05%, 3.55% Exit Fee	$25,153	24,943	26,000	(12)(14)(19)
Cytracom Holdings LLC	Senior Secured	February 2025	3-month SOFR + 9.72%, Floor rate 10.62%	$3,267	3,239	3,272	(11)(17)(18)
Subtotal: Communications & Networking (1.62%)*					28,182	29,272
Consumer & Business Services
Altumint, Inc.	Senior Secured	December 2027	Prime + 3.65%, Floor rate 12.15%, 2.50% Exit Fee	$10,000	9,905	9,905	(15)(17)
AppDirect, Inc.	Senior Secured	April 2026	Prime + 5.50%, Floor rate 8.75%, 7.12% Exit Fee	$55,790	57,653	59,507	(12)
Carwow LTD	Senior Secured	December 2024	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 4.95% Exit Fee	£19,146	26,834	25,157	(5)(10)(14)
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 8.50%	$23,340	23,340	23,244	(9)(14)
Jobandtalent USA, Inc.	Senior Secured	February 2025	1-month SOFR + 8.86%, Floor rate 9.75%, 3.00% Exit Fee	$14,000	14,095	14,259	(5)(10)
Plentific Ltd	Senior Secured	October 2026	Prime + 2.55%, Floor rate 11.05%, 2.95% Exit Fee	$875	853	853	(5)(10)(17)
Provi	Senior Secured	December 2026	Prime + 4.40%, Floor rate 10.65%, 2.95% Exit Fee	$15,000	14,904	15,046	(15)
Rhino Labs, Inc.	Senior Secured	June 2024	Prime + 5.50%, Floor rate 8.75%, PIK Interest 2.25%	$4,710	4,704	4,704	(14)(15)
Riviera Partners LLC	Senior Secured	April 2027	3-month SOFR + 8.26%, Floor rate 9.26%	$36,868	36,339	34,659	(17)(18)
RVShare, LLC	Senior Secured	December 2026	3-month SOFR + 5.50%, Floor rate 6.50%, PIK Interest 4.00%	$28,876	28,404	28,888	(13)(14)(15)
SeatGeek, Inc.	Senior Secured	May 2026	Prime + 7.00%, Floor rate 10.50%, PIK Interest 0.50%, 4.00% Exit Fee	$25,199	25,126	25,869	(11)(14)(16)
	Senior Secured	July 2026	Prime + 2.50%, Floor rate 10.75%, PIK Interest 0.50%, 3.00% Exit Fee	$77,642	77,170	79,119	(12)(14)(16)
Total SeatGeek, Inc.				$102,841	102,296	104,988
Skyword, Inc.	Senior Secured	November 2026	Prime + 2.75%, Floor rate 9.25%, PIK Interest 1.75%, 3.00% Exit Fee	$9,169	9,189	9,311	(13)(14)
Tectura Corporation	Senior Secured	July 2024	FIXED 8.25%	$8,250	8,250	8,250	(7)
Thumbtack, Inc.	Senior Secured	April 2026	Prime + 4.95%, Floor rate 8.20%, PIK Interest 1.50%, 3.95% Exit Fee	$10,258	10,317	10,639	(12)(14)(17)
Udacity, Inc.	Senior Secured	September 2024	Prime + 4.50%, Floor rate 7.75%, PIK Interest 2.00%, 3.00% Exit Fee	$53,000	53,989	53,130	(12)(14)
Veem, Inc.	Senior Secured	March 2025	Prime + 4.00%, Floor rate 7.25%, PIK Interest 1.25%, 4.50% Exit Fee	$5,107	5,176	5,230	(13)(14)
	Senior Secured	March 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.50%, 4.50% Exit Fee	$5,110	5,189	5,286	(12)(14)
Total Veem, Inc.				$10,217	10,365	10,516
Worldremit Group Limited	Senior Secured	February 2025	3-month SOFR + 9.40%, Floor rate 10.25%, 3.20% Exit Fee	$88,250	89,318	89,653	(5)(10)(11)(12)(16) (19)
	Senior Secured	February 2025	1-month SOFR + 9.35%, Floor rate 10.25%, 3.20% Exit Fee	$6,250	6,308	6,344	(5)(10)(16)(19)
Total Worldremit Group Limited				$94,500	95,626	95,997
Subtotal: Consumer & Business Services (28.24%)*					507,063	509,053
Diversified Financial Services
Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)	Unsecured	September 2026	FIXED 11.50%	$25,000	24,663	24,663	(7)(20)
	Unsecured	September 2026	FIXED 11.95%	$10,000	9,815	9,815	(7)(20)
Total Gibraltar Acquisition, LLC				$35,000	34,478	34,478
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Hercules Adviser LLC	Unsecured	June 2025	FIXED 5.00%	$12,000	$12,000	$12,000	(7)(23)
Next Insurance, Inc.	Senior Secured	February 2028	Prime - (1.50%), Floor rate 4.75%, PIK Interest 5.50%	$10,469	10,286	10,618	(14)(17)(19)
Subtotal: Diversified Financial Services (3.17%)*					56,764	57,096
Drug Discovery & Development
Akero Therapeutics, Inc.	Senior Secured	January 2027	Prime + 3.65%, Floor rate 7.65%, 5.85% Exit Fee	$12,500	12,525	13,065	(10)(13)(17)
Aldeyra Therapeutics, Inc.	Senior Secured	October 2024	Prime + 3.10%, Floor rate 8.60%, 8.90% Exit Fee	$15,000	15,152	15,152	(11)
Alladapt Immunotherapeutics Inc.	Senior Secured	September 2026	Prime + 3.65%, Floor rate 8.40%, Cap rate 10.90%, 5.30% Exit Fee	$35,000	35,173	36,855	(13)
AmplifyBio, LLC	Senior Secured	January 2027	Prime + 2.50%, Floor rate 9.50%, Cap rate 10.75%, 5.85% Exit Fee	$24,000	24,120	24,514	(15)
ATAI Life Sciences N.V.	Senior Secured	August 2026	Prime + 4.55%, Floor rate 8.55%, 6.95% Exit Fee	$10,500	10,695	10,904	(5)(10)
Axsome Therapeutics, Inc.	Senior Secured	January 2028	Prime + 2.20%, Floor rate 9.95%, Cap rate 10.70%, 5.78% Exit Fee	$143,350	143,646	150,255	(10)(11)(12)(16)
Bicycle Therapeutics PLC	Senior Secured	July 2025	Prime + 4.55%, Floor rate 8.05%, Cap rate 9.05%, 5.00% Exit Fee	$11,500	11,880	11,783	(5)(10)(11)(12)
BiomX, INC	Senior Secured	September 2025	Prime + 5.70%, Floor rate 8.95%, 6.55% Exit Fee	$6,448	6,807	6,790	(5)(10)(11)
Braeburn, Inc.	Senior Secured	October 2028	Prime + 2.45%, Floor rate 10.95%, PIK Interest 1.10%, 5.45% Exit Fee	$52,601	52,185	52,185	(14)
BridgeBio Pharma, Inc.	Senior Secured	November 2026	FIXED 9.00%, 2.00% Exit Fee	$38,167	38,124	35,498	(12)(13)(14)
Cellarity, Inc.	Senior Secured	June 2026	Prime + 5.70%, Floor rate 8.95%, 3.75% Exit Fee	$29,193	29,482	30,051	(13)(15)
COMPASS Pathways plc	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.75%, PIK Interest 1.40%, 4.75% Exit Fee	$24,144	23,798	24,601	(5)(10)(14)
Corium, Inc.	Senior Secured	September 2026	Prime + 5.70%, Floor rate 8.95%, 7.75% Exit Fee	$105,225	107,667	108,545	(13)(16)
Curevo, Inc.	Senior Secured	June 2027	Prime + 1.70%, Floor rate 9.70%, 6.95% Exit Fee	$10,000	9,821	10,076	(15)
Eloxx Pharmaceuticals, Inc.	Senior Secured	April 2025	Prime + 6.25%, Floor rate 9.50%, 6.55% Exit Fee	$3,099	3,789	3,731	(15)
enGene, Inc.	Senior Secured	January 2028	Prime + 0.75%, Floor rate 9.25%, Cap rate 9.75%, PIK Interest 1.15%, 5.50% Exit Fee	$15,750	15,550	15,550	(5)(10)
G1 Therapeutics, Inc.	Senior Secured	November 2026	Prime + 5.65%, Floor rate 9.15%, 11.41% Exit Fee	$38,750	39,679	40,421	(11)(12)(15)
Geron Corporation	Senior Secured	April 2025	Prime + 4.50%, Floor rate 9.00%, 6.55% Exit Fee	$30,200	31,005	31,210	(10)(12)(13)
Gritstone Bio, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 7.15%, Cap rate 8.65%, PIK Interest 2.00%, 5.75% Exit Fee	$30,532	30,717	30,909	(13)(14)
Heron Therapeutics, Inc.	Senior Secured	February 2026	Prime + 1.70%, Floor rate 9.95%, PIK Interest 1.50%, 3.00% Exit Fee	$20,095	19,788	19,788	(14)(15)(17)
Hibercell, Inc.	Senior Secured	May 2025	Prime + 5.40%, Floor rate 8.65%, 4.95% Exit Fee	$12,535	13,117	13,181	(13)(15)
HilleVax, Inc.	Senior Secured	May 2027	Prime + 1.05%, Floor rate 4.55%, Cap rate 6.05%, PIK Interest 2.85%, 7.15% Exit Fee	$20,524	20,685	20,335	(14)(15)
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 15.13% Exit Fee	$5,500	5,532	5,752	(10)(15)(17)
Locus Biosciences, Inc.	Senior Secured	July 2025	Prime + 6.10%, Floor rate 9.35%, 4.95% Exit Fee	$5,399	5,651	5,686	(15)
Madrigal Pharmaceutical, Inc.	Senior Secured	May 2026	Prime + 2.45%, Floor rate 8.25%, 5.35% Exit Fee	$78,200	78,728	81,945	(10)
Phathom Pharmaceuticals, Inc.	Senior Secured	December 2027	Prime + 1.35%, Floor rate 9.85%, PIK Interest 2.15%, 7.29% Exit Fee	$129,699	130,934	128,326	(10)(12)(14)(15)(16) (17)(22)
Redshift Bioanalytics, Inc.	Senior Secured	January 2026	Prime + 4.25%, Floor rate 7.50%, 3.80% Exit Fee	$5,000	5,047	5,119	(15)
Replimune Group, Inc.	Senior Secured	October 2027	Prime + 1.75%, Floor rate 7.25%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$31,416	31,450	32,702	(10)(12)(14)
Tarsus Pharmaceuticals, Inc.	Senior Secured	February 2027	Prime + 4.45%, Floor rate 8.45%, Cap rate 11.45%, 4.75% Exit Fee	$12,375	12,488	12,916	(10)(13)(17)
TG Therapeutics, Inc.	Senior Secured	January 2026	Prime + 1.20%, Floor rate 8.95%, PIK Interest 2.25%, 5.69% Exit Fee	$65,770	66,439	67,610	(10)(11)(12)(14)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
uniQure B.V.	Senior Secured	January 2027	Prime + 4.70%, Floor rate 7.95%, 6.10% Exit Fee	$70,000	$71,157	$73,318	(5)(10)(11)(12)
Valo Health, LLC	Senior Secured	May 2024	Prime + 6.45%, Floor rate 9.70%, 3.85% Exit Fee	$2,396	2,808	2,808	(11)(13)
Verona Pharma, Inc.	Senior Secured	December 2028	1-month SOFR + 5.85%, Floor rate 11.19%, Cap rate 13.19%, 3.50% Exit Fee	$15,750	15,646	15,646	(5)(10)
Viridian Therapeutics, Inc.	Senior Secured	October 2026	Prime + 4.20%, Floor rate 7.45%, Cap rate 8.95%, 6.00% Exit Fee	$8,000	8,057	8,023	(10)(13)
X4 Pharmaceuticals, Inc.	Senior Secured	October 2026	Prime + 3.15%, Floor rate 10.15%, 3.80% Exit Fee	$55,000	54,680	55,417	(11)(12)(13)
Subtotal: Drug Discovery & Development (66.60%)*					1,184,022	1,200,667
Electronics & Computer Hardware
Locus Robotics Corp.	Senior Secured	June 2026	Prime + 4.50%, Floor rate 8.00%, 4.00% Exit Fee	$18,281	18,348	18,982	(19)
Subtotal: Electronics & Computer Hardware (1.05%)*					18,348	18,982
Healthcare Services, Other
Better Therapeutics, Inc.	Senior Secured	August 2025	Prime + 5.70%, Floor rate 8.95%, 5.95% Exit Fee	$10,865	11,285	8,455	(15)
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	1-month SOFR + 5.11% , Floor rate 6.00%, PIK Interest 4.45%	$69,032	68,277	68,393	(11)(13)(14)
Carbon Health Technologies, Inc.	Senior Secured	March 2025	Prime + 5.60%, Floor rate 8.85%, 4.61% Exit Fee	$46,125	47,193	46,242	(11)(13)
Equality Health, LLC	Senior Secured	February 2026	Prime + 6.25%, Floor rate 9.50%, PIK Interest 1.55%	$54,425	54,142	54,697	(11)(12)(14)
Main Street Rural, Inc.	Senior Secured	July 2027	Prime + 1.95%, Floor rate 9.95%, 6.85% Exit Fee	$24,500	24,476	24,929	(15)(17)
Modern Life, Inc.	Senior Secured	February 2027	Prime + 2.75%, Floor rate 8.75%, 5.00% Exit Fee	$13,000	12,888	13,111	(13)(17)
Recover Together, Inc.	Senior Secured	July 2027	Prime + 1.90%, Floor rate 10.15%, 7.50% Exit Fee	$35,000	34,683	34,683
Strive Health Holdings, LLC	Senior Secured	September 2027	Prime + 0.70%, Floor rate 9.20%, 5.95% Exit Fee	$12,000	11,868	11,868	(15)
Vida Health, Inc.	Senior Secured	March 2026	9.20% + Lower of (Prime - 3.25%) or 1.00%, Floor rate 9.20%, Cap rate 10.20%, 4.95% Exit Fee	$36,500	36,352	36,145	(11)
Subtotal: Healthcare Services, Other (16.56%)*					301,164	298,523
Information Services
Capella Space Corp.	Senior Secured	November 2025	Prime + 5.00%, Floor rate 8.25%, PIK Interest 1.10%, 7.00% Exit Fee	$20,477	21,166	21,351	(14)(15)
Checkr Group, Inc.	Senior Secured	August 2028	Prime + 1.45%, Floor rate 8.00%, PIK Interest 2.00%, 2.75% Exit Fee	$47,621	47,460	49,382	(14)(17)
Saama Technologies, LLC	Senior Secured	July 2027	Prime + 0.70%, Floor rate 8.95%, PIK Interest 2.00%, 2.95% Exit Fee	$11,725	11,627	11,876	(14)(17)
Signal Media Limited	Senior Secured	June 2025	Prime + 5.50%, Floor rate 9.00%, Cap rate 12.00%, 3.45% Exit Fee	$5,400	5,364	5,392	(5)(10)
Yipit, LLC	Senior Secured	September 2026	1-month SOFR + 8.45%, Floor rate 9.35%	$31,875	31,482	31,875	(17)(18)
Subtotal: Information Services (6.65%)*					117,099	119,876
Manufacturing Technology
Bright Machines, Inc.	Senior Secured	May 2025	Prime + 4.00%, Floor rate 9.50%, 5.00% Exit Fee	$7,827	8,064	8,006	(13)
Subtotal: Manufacturing Technology (0.44%)*					8,064	8,006
Media/Content/Info
Fever Labs, Inc.	Senior Secured	September 2026	Prime + 3.50%, Floor rate 9.00%, 4.00% Exit Fee	$6,667	6,672	6,768	(19)
	Senior Secured	September 2025	Prime + 3.50%, Floor rate 9.00%, 3.00% Exit Fee	$1,167	1,178	1,188	(19)
	Senior Secured	December 2025	Prime + 3.50%, Floor rate 9.00%, 3.00% Exit Fee	$1,333	1,342	1,351	(19)
	Senior Secured	March 2026	Prime + 3.50%, Floor rate 9.00%, 3.00% Exit Fee	$1,500	1,501	1,509	(19)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
	Senior Secured	June 2026	Prime + 3.50%, Floor rate 9.00%, 3.00% Exit Fee	$1,667	$1,647	$1,653	(19)
Total Fever Labs, Inc.				$12,334	12,340	12,469
Subtotal: Media/Content/Info (0.69%)*					12,340	12,469
Medical Devices & Equipment
Senseonics Holdings, Inc.	Senior Secured	September 2027	Prime + 1.40%, Floor rate 9.90%, 6.95% Exit Fee	$21,875	21,572	21,572	(17)
Subtotal: Medical Devices & Equipment (1.20%)*					21,572	21,572
Software
3GTMS, LLC	Senior Secured	February 2025	3-month SOFR + 9.70%, Floor rate 10.60%	$13,110	13,029	13,103	(11)(17)(18)
	Senior Secured	February 2025	3-month SOFR + 6.88%, Floor rate 7.78%	$1,990	1,988	1,986	(17)(18)
Total 3GTMS, LLC				$15,100	15,017	15,089
Agilence, Inc.	Senior Secured	October 2026	1-month BSBY + 9.00%, Floor rate 10.00%	$9,212	9,040	9,212	(12)(17)(18)
Alchemer LLC	Senior Secured	May 2028	1-month SOFR + 8.14%, Floor rate 9.14%	$20,908	20,508	21,297	(13)(17)(18)
Allvue Systems, LLC	Senior Secured	September 2029	6-month SOFR + 7.25%, Floor rate 8.25%	$36,410	35,530	35,530	(17)
Annex Cloud	Senior Secured	February 2027	1-month BSBY + 9.41%, Floor rate 10.41%	$9,823	9,649	9,761	(13)(17)
Automation Anywhere, Inc.	Senior Secured	September 2027	Prime + 4.25%, Floor rate 9.00%, 4.50% Exit Fee	$19,600	19,345	20,269	(11)(17)(19)
Babel Street	Senior Secured	December 2027	3-month SOFR + 7.89%, Floor rate 8.89%	$45,000	43,983	44,928	(15)(17)(18)
Brain Corporation	Senior Secured	April 2026	Prime + 3.70%, Floor rate 9.20%, PIK Interest 1.00%, 3.95% Exit Fee	$30,415	30,678	30,989	(13)(14)(15)(17)
Campaign Monitor Limited	Senior Secured	November 2025	3-month SOFR + 9.05%, Floor rate 9.90%	$33,000	32,706	33,000	(13)(19)
Catchpoint Systems, Inc.	Senior Secured	November 2025	3-month SOFR + 9.41%, Floor rate 11.81%	$10,073	9,931	9,940	(18)
Ceros, Inc.	Senior Secured	September 2026	6-month SOFR + 8.99%, Floor rate 9.89%	$22,867	22,498	23,075	(17)(18)
Constructor.io Corporation	Senior Secured	July 2027	1-month SOFR + 8.44%, Floor rate 9.44%	$4,688	4,592	4,790	(13)(17)(18)
Convoy, Inc.	Senior Secured	March 2026	Prime + 3.20%, Floor rate 6.45%, PIK Interest 1.95%, 4.55% Exit Fee	$31,049	30,916	—	(8)(14)(19)
Copper CRM, Inc	Senior Secured	March 2025	Prime + 4.50%, Floor rate 8.25%, Cap rate 10.25%, PIK Interest 1.95%, 3.96% Exit Fee	$9,141	9,307	9,153	(11)(14)
Cutover, Inc.	Senior Secured	October 2025	Prime + 5.20%, Floor rate 9.95%, 4.95% Exit Fee	$5,500	5,544	5,715	(5)(10)(12)(17)
Cybermaxx Intermediate Holdings, Inc.	Senior Secured	August 2026	6-month SOFR + 8.63%, Floor rate 9.38%	$7,955	7,830	7,778	(13)(17)
	Senior Secured	August 2026	6-month SOFR + 12.36%, Floor rate 13.11%	$2,546	2,494	2,556	(17)
Total Cybermaxx Intermediate Holdings, Inc.				$10,501	10,324	10,334
Dashlane, Inc.	Senior Secured	December 2027	Prime + 3.05%, Floor rate 11.55%, PIK Interest 1.10%, 7.26% Exit Fee	$42,863	43,087	43,087	(11)(13)(17)(19)
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 8.01%, Floor rate 8.76%	$8,125	7,949	8,127	(17)(18)
DroneDeploy, Inc.	Senior Secured	July 2026	Prime + 4.50%, Floor rate 8.75%, 4.00% Exit Fee	$6,250	6,083	6,153	(17)
Eigen Technologies Ltd.	Senior Secured	April 2025	Prime + 5.10%, Floor rate 8.35%, 2.95% Exit Fee	$3,750	3,801	3,730	(5)(10)
Elation Health, Inc.	Senior Secured	March 2026	Prime + 4.25%, Floor rate 9.00%, PIK Interest 1.95%, 3.95% Exit Fee	$12,629	12,253	12,692	(14)(17)(19)
Enmark Systems, Inc.	Senior Secured	September 2026	3-month SOFR + 6.73%, Floor rate 7.73%, PIK Interest 2.13%	$8,363	8,230	8,363	(11)(14)(17)(18)
Flight Schedule Pro, LLC	Senior Secured	October 2027	1-month SOFR + 7.80%, Floor rate 8.70%	$6,587	6,420	6,553	(17)(18)
Fortified Health Security	Senior Secured	December 2027	1-month SOFR + 7.64%, Floor rate 8.54%	$7,000	6,851	6,910	(11)(17)(18)
iGrafx, LLC	Senior Secured	May 2027	1-month SOFR + 8.66%, Floor rate 9.56%	$5,000	4,901	4,901	(18)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Ikon Science Limited	Senior Secured	October 2024	3-month SOFR + 9.26%, Floor rate 10.00%	$6,213	$6,148	$6,148	(5)(10)(17)(18)
Khoros (p.k.a Lithium Technologies)	Senior Secured	January 2025	3-month SOFR + 4.50%, Floor rate 5.50%, PIK Interest 4.50%	$57,770	57,730	56,293	(14)
Leapwork ApS	Senior Secured	February 2026	Prime + 0.25%, Floor rate 7.25%, PIK Interest 1.95%, 2.70% Exit Fee	$3,813	3,810	3,907	(5)(10)(12)(14)(17)
LinenMaster, LLC	Senior Secured	August 2028	1-month SOFR + 6.25%, Floor rate 7.25%, PIK Interest 2.15%	$15,083	14,799	14,799	(14)(17)
Loftware, Inc.	Senior Secured	March 2028	3-month SOFR + 7.88%, Floor rate 8.88%	$26,469	25,897	26,566	(17)(18)
LogicSource	Senior Secured	July 2027	3-month SOFR + 8.93%, Floor rate 9.93%	$13,300	13,074	13,493	(17)(18)
Mobile Solutions Services	Senior Secured	December 2025	6-month SOFR + 9.31%, Floor rate 10.06%	$18,366	18,116	18,176	(18)
New Relic, Inc.	Senior Secured	November 2030	3-month SOFR + 6.75%, Floor rate 7.75%	$20,890	20,375	20,375	(17)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$7,706	7,508	7,702	(11)(17)(18)
Onna Technologies, Inc.	Senior Secured	March 2026	Prime + 1.35%, Floor rate 8.85%, PIK Interest 1.75%, 4.45% Exit Fee	$3,853	3,814	3,810	(14)
Salary.com, LLC	Senior Secured	September 2027	3-month SOFR + 8.00%, Floor rate 9.00%	$22,185	21,814	22,048	(18)
ShadowDragon, LLC	Senior Secured	December 2026	1-month SOFR + 9.01%, Floor rate 9.91%	$6,000	5,883	5,921	(17)(18)
Simon Data, Inc.	Senior Secured	March 2027	Prime + 1.00%, Floor rate 8.75%, PIK Interest 1.95%, 2.92% Exit Fee	$15,065	14,982	15,037	(12)(14)
Sisense Ltd.	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.50%, PIK Interest 1.95%, 5.95% Exit Fee	$34,830	34,584	34,881	(5)(10)(14)
Streamline Healthcare Solutions	Senior Secured	March 2028	3-month SOFR + 7.25%, Floor rate 8.25%	$13,200	12,953	13,327	(17)(18)
Sumo Logic, Inc.	Senior Secured	May 2030	3-month SOFR + 6.50%, Floor rate 7.50%	$23,000	22,460	23,105	(17)
Suzy, Inc.	Senior Secured	August 2027	Prime + 1.75%, Floor rate 10.00%, PIK Interest 1.95%, 3.45% Exit Fee	$12,064	11,837	11,837	(14)(15)(17)
ThreatConnect, Inc.	Senior Secured	May 2026	6-month SOFR + 9.25%, Floor rate 10.00%	$10,920	10,730	10,920	(17)(18)
Tipalti Solutions Ltd.	Senior Secured	April 2027	Prime + 0.45%, Floor rate 7.95%, PIK Interest 2.00%, 3.75% Exit Fee	$10,649	10,578	10,835	(5)(10)(14)(17)
Zappi, Inc.	Senior Secured	December 2027	3-month SOFR + 8.03%, Floor rate 9.03%	$9,000	8,816	8,967	(5)(10)(13)(17)(18)
Zimperium, Inc.	Senior Secured	May 2027	3-month SOFR + 8.31%, Floor rate 9.31%	$16,313	16,057	16,394	(17)(18)
Subtotal: Software (40.39%)*					751,108	728,139
Sustainable and Renewable Technology
Ampion, PBC	Senior Secured	May 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 3.78% Exit Fee	$3,926	3,952	3,939	(13)(14)
Pineapple Energy LLC	Senior Secured	June 2027	FIXED 10.00%	$1,682	1,682	1,678	(19)
Subtotal: Sustainable and Renewable Technology (0.31%)*					5,634	5,617
Total: Debt Investments (169.59%)*					$3,058,370	$3,057,299

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Equity Investments
Consumer & Business Products
Fabletics, Inc.	Equity	4/30/2010	Common Stock	42,989	$128	$96
	Equity	7/16/2013	Preferred Series B	130,191	1,101	700
Total Fabletics, Inc.				173,180	1,229	796
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	12,260	433	21	(4)
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	172,328	13	863

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
TFG Holding, Inc.	Equity	4/30/2010	Common Stock	173,180	$89	$584
Subtotal: Consumer & Business Products (0.13%)*					1,764	2,264
Consumer & Business Services
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	199,742	1,151	679	(5)(10)
DoorDash, Inc.	Equity	12/20/2018	Common Stock	56,996	657	5,636	(4)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	1,510	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	343	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	377
	Equity	10/25/2016	Preferred Series A-1	108,710	632	143
Total OfferUp, Inc.				394,790	2,295	520
Oportun	Equity	6/28/2013	Common Stock	48,365	577	189	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	39	—
Rhino Labs, Inc.	Equity	1/24/2022	Common Stock	7,063	1,000	559
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	4	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	12	(7)
	Equity	12/29/2023	Preferred Series C	3,235,298	13,263	3,251	(7)
Total Tectura Corporation				419,230,161	14,163	3,267
Subtotal: Consumer & Business Services (0.70%)*					26,145	12,703
Diversified Financial Services
Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)	Equity	3/1/2018	Member Units	1	34,006	28,034	(7)(20)
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	35	28,713	(7)(23)
Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	403	325
Subtotal: Diversified Financial Services (3.17%)*					34,444	57,072
Drug Delivery
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	680	1,500	2	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	—
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	12	(4)
Talphera, Inc. (p.k.a. AcelRx Pharmaceuticals, Inc.)	Equity	12/10/2018	Common Stock	8,836	1,329	7	(4)
Subtotal: Drug Delivery (0.00%)*					3,638	21
Drug Discovery & Development
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	42	1,000	—	(4)
Axsome Therapeutics, Inc.	Equity	5/9/2022	Common Stock	127,021	4,165	10,110	(4)(10)(16)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	1,774	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	9,339	(4)
Cyclo Therapeutics, Inc. (p.k.a. Applied Molecular Transport)	Equity	4/6/2021	Common Stock	134	42	—	(4)(10)
Dare Biosciences, Inc.	Equity	1/8/2015	Common Stock	13,550	1,000	4	(4)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	$550	$280	(4)(10)
Gritstone Bio, Inc.	Equity	10/26/2022	Common Stock	442,477	1,000	903	(4)
Heron Therapeutics, Inc.	Equity	7/25/2023	Common Stock	364,963	500	620	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	1,834	(15)
HilleVax, Inc.	Equity	5/3/2022	Common Stock	235,295	4,000	3,777	(4)
Humanigen, Inc.	Equity	3/31/2021	Common Stock	43,243	800	—	(4)(10)
Kura Oncology, Inc.	Equity	6/16/2023	Common Stock	47,826	550	688	(4)(10)
Madrigal Pharmaceutical, Inc.	Equity	9/29/2023	Common Stock	5,100	773	1,180	(4)(10)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	1,427	(5)(10)
Phathom Pharmaceuticals, Inc.	Equity	6/9/2023	Common Stock	147,233	1,730	1,344	(4)(10)(16)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	28	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	52	(4)
Sio Gene Therapies, Inc.	Equity	2/2/2017	Common Stock	16,228	1,269	6	(4)
Tarsus Pharmaceuticals, Inc.	Equity	5/5/2022	Common Stock	155,555	2,100	3,150	(4)(10)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	116	(4)(5)(10)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	2,911
	Equity	10/31/2022	Preferred Series C	170,102	1,000	1,187
Total Valo Health, LLC				680,410	4,000	4,098
Verge Analytics, Inc.	Equity	9/6/2023	Preferred Series C	208,588	1,500	1,753
Viridian Therapeutics, Inc.	Equity	11/6/2023	Common Stock	32,310	400	704	(4)(10)
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	1,566,064	2,945	1,313	(4)
Subtotal: Drug Discovery & Development (2.47%)*					40,735	44,500
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	407
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	544
Subtotal: Electronics & Computer Hardware (0.05%)*					2,150	951
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	825,732	5,094	754	(4)
Carbon Health Technologies, Inc.	Equity	3/30/2021	Preferred Series C	217,880	1,688	206
Subtotal: Healthcare Services, Other (0.05%)*					6,782	960
Information Services
Planet Labs, Inc.	Equity	6/21/2019	Common Stock	547,880	615	1,353	(4)
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	4,890
Subtotal: Information Services (0.35%)*					4,440	6,243
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	2	(7)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
	Equity	10/15/2021	Preferred Series A-2	5,000,000	$250	$260	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	262
Subtotal: Medical Devices & Equipment (0.01%)*					250	262
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	394
Subtotal: Semiconductors (0.02%)*					160	394
Software
3GTMS, LLC	Equity	8/9/2021	Common Stock	1,000,000	1,000	863
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	2,406	2,406	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	—
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	303	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	842	(5)(10)
Total Contentful Global, Inc.				149,500	638	1,145
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	636
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	2,752
	Equity	8/24/2017	Preferred Series 3	93,620	300	587
Total Druva Holdings, Inc.				552,461	1,300	3,339
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Leapwork ApS	Equity	8/25/2023	Preferred Series B2	183,073	250	231	(5)(10)
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	23
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	1,927	(4)
Palantir Technologies	Equity	9/23/2020	Common Stock	568,337	3,474	9,758	(4)
SingleStore, Inc.	Equity	11/25/2020	Preferred Series E	580,983	2,000	1,721
	Equity	8/12/2021	Preferred Series F	52,956	280	196
Total SingleStore, Inc.				633,939	2,280	1,917
Verana Health, Inc.	Equity	7/8/2021	Preferred Series E	952,562	2,000	422
ZeroFox, Inc.	Equity	5/7/2020	Common Stock	289,992	101	252	(4)
Subtotal: Software (1.27%)*					23,210	22,919
Sustainable and Renewable Technology
Fulcrum Bioenergy, Inc.	Equity	9/13/2012	Preferred Series C-1	187,265	711	529
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	479
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
NantEnergy, LLC	Equity	8/31/2013	Common Units	59,665	102	—
Pineapple Energy LLC	Equity	12/10/2020	Common Stock	304,487	3,153	180	(4)
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	2,684
Proterra, Inc.	Equity	5/28/2015	Common Stock	457,841	542	9	(4)
Subtotal: Sustainable and Renewable Technology (0.22%)*					11,508	3,881
Total: Equity Investments (8.44%)*					$155,226	$152,170

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Warrant Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Preferred Series B	46,197	$36	$20
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	460	334	(12)
Subtotal: Biotechnology Tools (0.02%)*					496	354
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	229,611	123	128	(12)
Subtotal: Communications & Networking (0.01%)*					123	128
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
The Neat Company	Warrant	8/13/2014	Common Stock	54,054	365	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	18	325
Subtotal: Consumer & Business Products (0.02%)*					611	325
Consumer & Business Services
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	75	(5)(10)
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	—
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	298	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	33
Plentific Ltd	Warrant	10/3/2023	Ordinary Shares	19,499	48	51	(5)(10)
Provi	Warrant	12/22/2022	Common Stock	117,042	166	74	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	4	(15)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,379,761	842	3,065	(16)
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	57	58
	Warrant	8/23/2019	Preferred Series B	444,444	83	5
Total Skyword, Inc.				2,051,587	140	63
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	—
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	—
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	—
Total Snagajob.com, Inc.				3,611,537	860	—
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	267,225	844	515	(12)
Udacity, Inc.	Warrant	9/25/2020	Common Stock	486,359	218	—	(12)
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	16	(12)
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	23	(5)(10)(12)(16)
	Warrant	8/27/2021	Preferred Series E	1,868	26	—	(5)(10)(16)
Total Worldremit Group Limited				79,083	155	23
Subtotal: Consumer & Business Services (0.23%)*					4,208	4,217

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Diversified Financial Services
Next Insurance, Inc.	Warrant	2/3/2023	Common Stock	522,930	$214	$554
Subtotal: Diversified Financial Services (0.03%)*					214	554
Drug Delivery
Aerami Therapeutics Holdings, Inc.	Warrant	6/1/2016	Common Stock	67,069	—	—
BioQ Pharma Incorporated	Warrant	10/27/2014	Common Stock	459,183	2	—
PDS Biotechnology Corporation	Warrant	8/28/2014	Common Stock	3,929	390	—	(4)
Subtotal: Drug Delivery (0.00%)*					392	—
Drug Discovery & Development
ADMA Biologics, Inc.	Warrant	2/24/2014	Common Stock	58,000	166	11	(4)
Akero Therapeutics, Inc.	Warrant	6/15/2022	Common Stock	22,949	175	335	(4)(10)
AmplifyBio, LLC	Warrant	12/27/2022	Class A Units	69,239	237	184	(15)
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	61,004	1,290	1,657	(4)(10)(12)(16)
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	201	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	1	(4)
COMPASS Pathways plc	Warrant	6/30/2023	Ordinary Shares	75,376	278	285	(4)(5)(10)
Curevo, Inc.	Warrant	6/9/2023	Common Stock	95,221	233	251	(15)
Dermavant Sciences Ltd.	Warrant	5/31/2019	Common Stock	223,642	101	7	(5)(10)
enGene, Inc.	Warrant	12/22/2023	Common Stock	43,689	118	179	(4)(5)(10)
Evofem Biosciences, Inc.	Warrant	6/11/2014	Common Stock	3	266	—	(4)
Fresh Tracks Therapeutics, Inc. (p.k.a. Brickell Biotech, Inc.)	Warrant	2/18/2016	Common Stock	201	119	—	(4)
Heron Therapeutics, Inc.	Warrant	8/9/2023	Common Stock	238,095	228	223	(4)(15)
Kineta, Inc.	Warrant	12/20/2019	Common Stock	2,202	110	—	(4)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	63	(4)(10)(15)
Madrigal Pharmaceutical, Inc.	Warrant	5/9/2022	Common Stock	13,229	570	1,842	(4)(10)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	68	(4)(10)(12)(15)(16)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	6	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	28	(4)
TG Therapeutics, Inc.	Warrant	2/28/2019	Common Stock	264,226	1,284	2,583	(4)(10)(12)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	153
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	1,392,787	510	225	(4)
Subtotal: Drug Discovery & Development (0.46%)*					7,517	8,302
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	175	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,503	34	102
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	114
Subtotal: Electronics & Computer Hardware (0.02%)*					692	391
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Healthcare Services, Other
Modern Life, Inc.	Warrant	3/30/2023	Common Stock	37,618	$164	$165
Recover Together, Inc.	Warrant	7/3/2023	Common Stock	194,830	382	327
Strive Health Holdings, LLC	Warrant	9/28/2023	Common Units	51,760	83	95	(15)
Vida Health, Inc.	Warrant	3/28/2022	Common Stock	192,431	121	9
Subtotal: Healthcare Services, Other (0.03%)*					750	596
Information Services
Capella Space Corp.	Warrant	10/21/2021	Common Stock	176,200	207	33	(15)
INMOBI Inc.	Warrant	11/19/2014	Common Stock	65,587	82	—	(5)(10)
NetBase Solutions, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	362
Signal Media Limited	Warrant	6/29/2022	Common Stock	113,828	49	91	(5)(10)
Subtotal: Information Services (0.03%)*					694	486
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	279
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	677
Xometry, Inc.	Warrant	5/9/2018	Common Stock	87,784	47	2,044	(4)
Subtotal: Manufacturing Technology (0.17%)*					1,112	3,000
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	369,370	67	235
Subtotal: Media/Content/Info (0.01%)*					67	235
Medical Devices & Equipment
Intuity Medical, Inc.	Warrant	12/29/2017	Preferred Series B-1	3,076,323	294	—
Outset Medical, Inc.	Warrant	9/27/2013	Common Stock	62,794	401	78	(4)
Senseonics Holdings, Inc.	Warrant	9/8/2023	Common Stock	728,317	200	184	(4)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	—	(4)
Subtotal: Medical Devices & Equipment (0.01%)*					956	262
Semiconductors
Achronix Semiconductor Corporation	Warrant	6/26/2015	Preferred Series D-2	750,000	99	811
Subtotal: Semiconductors (0.04%)*					99	811
Software
Aria Systems, Inc.	Warrant	5/22/2015	Preferred Series G	231,535	74	—
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	448	430
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	666
Brain Corporation	Warrant	10/4/2021	Common Stock	194,629	165	47	(15)
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	12
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	29
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	844	(5)(10)
Couchbase, Inc.	Warrant	4/25/2019	Common Stock	105,350	462	1,225	(4)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	$26	$62	(5)(10)(12)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	770,838	461	258
Delphix Corp.	Warrant	10/8/2019	Common Stock	718,898	1,594	3,801
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	396
DNAnexus, Inc.	Warrant	3/21/2014	Preferred Series C	909,091	97	47
Dragos, Inc.	Warrant	6/28/2023	Common Stock	49,309	1,452	1,207
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	413
Eigen Technologies Ltd.	Warrant	4/13/2022	Common Stock	522	8	4	(5)(10)
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	362,837	583	188
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	77
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	456
Kore.ai, Inc.	Warrant	3/31/2023	Preferred Series C	64,293	208	243
Leapwork ApS	Warrant	1/23/2023	Common Stock	39,948	16	35	(5)(10)(12)
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series D	89,685	131	49
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	306
Onna Technologies, Inc.	Warrant	7/5/2023	Common Stock	172,867	60	39
Poplicus, Inc.	Warrant	5/28/2014	Common Stock	132,168	—	—
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	447
Simon Data, Inc.	Warrant	3/22/2023	Common Stock	77,934	96	76	(12)
SingleStore, Inc.	Warrant	4/28/2020	Preferred Series D	312,596	103	386
Sisense Ltd.	Warrant	6/8/2023	Ordinary Shares	321,956	174	128	(5)(10)
Suzy, Inc.	Warrant	8/24/2023	Common Stock	292,936	367	354	(15)
The Faction Group LLC	Warrant	11/3/2014	Preferred Series AA	8,076	234	904
Tipalti Solutions Ltd.	Warrant	3/22/2023	Ordinary Shares	254,877	174	234	(5)(10)
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	186	(15)
Subtotal: Software (0.75%)*					10,445	13,549
Surgical Devices
TransMedics Group, Inc.	Warrant	9/11/2015	Common Stock	14,440	39	676	(4)
Subtotal: Surgical Devices (0.04%)*					39	676
Sustainable and Renewable Technology
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	36
Halio, Inc.	Warrant	4/22/2014	Preferred Series A	325,000	155	36
	Warrant	4/7/2015	Preferred Series B	131,883	63	11
Total Halio, Inc.				456,883	218	47
Polyera Corporation	Warrant	3/24/2015	Preferred Series C	150,036	269	—
Subtotal: Sustainable and Renewable Technology (0.00%)*					539	83
Total: Warrant Investments (1.88%)*					$28,954	$33,969
Total Investments in Securities (179.92%)*					$3,242,550	$3,243,438

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			$3,783	$3,619	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			319	611	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.23%)*					4,102	4,230
Software
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			381	378	(5)(10)
Subtotal: Software (0.02%)*					381	378
Total: Investment Funds & Vehicles Investments (0.26%)*					$4,483	$4,608
Total Investments before Cash and Cash Equivalents (180.18%)*					$3,247,033	$3,248,046

Cash & Cash Equivalents
GS Financial Square Government Fund	Cash & Cash Equivalents		FGTXX/38141W273		$56,000	$56,000
Total: Investments in Cash & Cash Equivalents (3.11%)*					$56,000	$56,000
Total: Investments after Cash & Cash Equivalents (183.28%)*					$3,303,033	$3,304,046

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Value
Great British Pound (GBP)	6/3/2024	Goldman Sachs Bank USA	£19,288	Sold	$23,810	$(766)
Total: Total Foreign Currency Forward ((0.04))*					$23,810	$(766)
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
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business
Hercules Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed and institutional-backed companies in a variety of technology, life sciences, and sustainable and renewable technology industries. The Company sources its investments through its principal office located in San Mateo, CA, as well as through its additional offices in Boston, MA, New York, NY, Bethesda, MD, San Diego, CA, Denver, CO, and London, United Kingdom. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated interim financial statements have been prepared in conformity with U.S. GAAP for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair statement of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023. The year-end Consolidated Statements of Assets and Liabilities data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The Company’s functional currency is U.S. dollars (“USD”) and these consolidated financial statements have been prepared in that currency.

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
As of March 31, 2024, approximately 96.6% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Company's Valuation Committee and approved by the Board. Fair Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the valuation designee of the Board. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. The Company provides financing solutions to high-growth and innovative venture capital-backed and institutional-backed companies in technology-related industries including technology, drug discovery and development, biotechnology, life sciences, healthcare, and sustainable and renewable technology at all stages of development. Given the nature of investing in these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy established by the Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by the Company's Valuation Committee and approved by the Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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
Debt Investments
The Company principally invests in debt securities with a particular emphasis on Structured Debt. The Company uses the term “Structured Debt” to refer to a debt investment that is structured with an equity, warrant, option, or other right to purchase or convert into common or preferred stock. Given the nature of lending to venture capital-backed and institutional-backed companies in technology-related industries, substantially all of the Company’s debt investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for debt instruments for these investment securities to be traded or exchanged. The Company may, from time to time, invest in public debt of companies that meet the Company’s investment objectives, and to the extent market quotations or other pricing indicators (i.e. broker quotes) are available, these investments are considered Level 1 or 2 assets in line with ASC Topic 820.
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
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value. As of March 31, 2024, the Company held $588 thousand (Cost basis $628 thousand) of foreign cash. As of December 31, 2023, the Company held $804 thousand (Cost basis $842 thousand) of foreign cash. Restricted cash includes amounts that are held as collateral securing certain of the Company’s financing transactions, including amounts held in a securitization trust by trustees related to its 2031 Asset-Backed Notes (refer to “Note 5 – Debt”).
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
The Company has elected to be treated as a RIC under Subchapter M of the Code. To qualify as a RIC, the Company is required to meet certain income and asset tests in addition to distributing dividends of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for distributions paid, to its stockholders. See “Certain United States Federal Income Tax Considerations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 15, 2024 for additional information.
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
Comprehensive Income
The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income for the three months ended March 31, 2024 or 2023. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.
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

3. Fair Value of Financial Instruments
Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2024 and December 31, 2023.

(in thousands)	Balance as of March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Other assets
Escrow and Other Investment Receivables	$5,020	$—	$—	$5,020

Investments
Senior Secured Debt	$3,312,225	$—	$—	$3,312,225
Unsecured Debt	70,745	—	—	70,745
Preferred Stock	52,309	—	—	52,309
Common Stock (2)	97,890	57,852	—	40,038
Warrants	32,693	—	13,411	19,282
	$3,565,862	$57,852	$13,411	$3,494,599
Investment Funds & Vehicles measured at Net Asset Value (3)	5,779
Total Investments, at fair value	$3,571,641
Derivative Instruments (4)	(537)
Total Investments, at fair value including derivative instruments	$3,571,104

(in thousands)	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash and cash equivalents
Money Market Fund (1)	$56,000	$56,000	$—	$—

Other assets
Escrow and Other Investment Receivables	$10,888	$—	$—	$10,888

Investments
Senior Secured Debt	$2,987,577	$—	$—	$2,987,577
Unsecured Debt	69,722	—	—	69,722
Preferred Stock	53,038	—	—	53,038
Common Stock (2)	99,132	57,342	—	41,790
Warrants	33,969	—	11,881	22,088
	$3,243,438	$57,342	$11,881	$3,174,215
Investment Funds & Vehicles measured at Net Asset Value(3)	4,608
Total Investments, at fair value	$3,248,046
Derivative Instruments (4)	(766)
Total Investments including cash and cash equivalents and derivative instruments	$3,303,280
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

The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and 2023.

(in thousands)	Balance as of January 1, 2024	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (4)	Sales	Repayments(5)	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance as of March 31, 2024

Investments
Senior Secured Debt	$2,987,577	$—	$(104)	$498,787	$—	$(174,035)	$—	$—	$3,312,225
Unsecured Debt	69,722	—	481	542	—	—	—	—	70,745
Preferred Stock	53,038	—	(2,326)	1,597	—	—	—	—	52,309
Common Stock	41,790	—	(1,752)	—	—	—	—	—	40,038
Warrants	22,088	904	(2,113)	1,232	(2,829)	—	—	—	19,282
Other Assets
Escrow and Other Investment Receivables	10,888	13	7,353	—	(13,234)	—	—	—	5,020
Total	$3,185,103	$917	$1,539	$502,158	$(16,063)	$(174,035)	$—	$—	$3,499,619

(in thousands)	Balance as of January 1, 2023	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (4)	Sales	Repayments(5)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance as of March 31, 2023
Investments
Senior Secured Debt	$2,741,388	$—	$16,023	$362,781	$—	$(209,666)	$—	$—	$2,910,526
Unsecured Debt	54,056	—	3,746	323	—	—	—	—	58,125
Preferred Stock	41,488	—	(1,143)	—	—	—	—	—	40,345
Common Stock	25,059	—	5,632	—	(207)	—	—	—	30,484
Warrants	19,419	(858)	1,508	948	(7)	—	—	—	21,010
Other Assets
Escrow Receivable	875	26	—	—	(98)	—	—	—	803
Total	$2,882,285	$(832)	$25,766	$364,052	$(312)	$(209,666)	$—	$—	$3,061,293
(1)Included in net realized gains (losses) in the accompanying Consolidated Statements of Operations.
(2)Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)There were no transfers into or out of Level 3 during the three months ended March 31, 2024 and 2023.
(4)Amounts listed above are inclusive of loan origination fees received at the inception of the loan which are deferred and amortized into fee income as well as the accretion of existing loan discounts and fees during the period. Escrow receivable purchases may include additions due to proceeds held in escrow from the liquidation of level 3 investments. Amounts are net of purchases assigned to the Adviser Funds.
(5)Amounts listed above include the acceleration and payment of loan discounts and loan fees due to early payoffs or restructures along with regularly scheduled amortization.
The following table presents the net unrealized appreciation (depreciation) recorded for debt, preferred stock, common stock, and warrant Level 3 investments relating to assets still held at the reporting date.

(in millions)	Three Months Ended March 31,
	2024	2023
Debt Investments	$0.4	$(22.6)
Preferred Stock	(2.3)	(1.1)
Common Stock	(1.8)	5.6
Warrant Investments	0.7	(0.6)
The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level 3 Debt Investments	Fair Value as of March 31, 2024 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(2)
Pharmaceuticals	$973,558	Market Comparable Companies	Hypothetical Market Yield	10.69% - 21.21%	13.34%
			Premium/(Discount)	(2.00)% - 4.00%	0.03%
	5,215	Liquidation (3)	Probability weighting of alternative outcomes	20.00% - 60.00%	51.20%

Technology	1,078,024	Market Comparable Companies	Hypothetical Market Yield	10.26% - 19.04%	13.96%
			Premium/(Discount)	(1.50)% - 3.50%	0.19%
	24,227	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 60.00%	39.55%
	54,837	Liquidation (3)	Probability weighting of alternative outcomes	30.00% - 100.00%	52.01%

Sustainable and Renewable Technology	1,566	Market Comparable Companies	Hypothetical Market Yield	11.27% - 11.27%	11.27%
			Premium/(Discount)	1.50% - 1.50%	1.50%

Medical Devices	30,480	Market Comparable Companies	Hypothetical Market Yield	12.79% - 12.79%	12.79%
			Premium/(Discount)	0.50% - 0.50%	0.50%

Lower Middle Market	399,205	Market Comparable Companies	Hypothetical Market Yield	10.92% - 18.83%	13.85%
			Premium/(Discount)	0.00% - 3.00%	0.92%
Debt Investments for which Cost Approximates Fair Value
	615,126	Debt Investments originated within 6 months
	64,479	Imminent Payoffs(4)
	136,253	Debt Investments Maturing in Less than One Year
	$3,382,970	Total Level 3 Debt Investments
Other Investment Receivables	2,856	Liquidation(3)	Probability weighting of alternative outcomes	10.00% - 50.00%	39.97%
	$3,385,826	Total Level Three Debt Investments and Other Investment Receivables
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
(3)The significant unobservable input used in the fair value measurement of impaired debt securities and other investment receivables is the probability weighting of alternative outcomes.
(4)Imminent Payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level 3 Debt Investments	Fair Value as of December 31, 2023 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(2)
Pharmaceuticals	$971,775	Market Comparable Companies	Hypothetical Market Yield	10.91% - 21.43%	13.46%
			Premium/(Discount)	(1.00)% - 3.50%	0.04%
	8,455	Liquidation(3)	Probability weighting of alternative outcomes	10.00% - 50.00%	41.83%

Technology	1,181,823	Market Comparable Companies	Hypothetical Market Yield	11.30% - 20.74%	15.03%
			Premium/(Discount)	(1.00)% - 5.00%	0.47%
	23,244	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 50.00%	39.32%
	—	Liquidation(3)	Probability weighting of alternative outcomes	100.00% - 100.00%	100.00%

Sustainable and Renewable Technology	1,678	Market Comparable Companies	Hypothetical Market Yield	10.75% - 10.75%	10.75%
			Premium/(Discount)	0.75% - 0.75%	0.75%

Lower Middle Market	322,162	Market Comparable Companies	Hypothetical Market Yield	12.54% - 20.15%	14.13%
			Premium/(Discount)	(0.75)% - 2.25%	0.56%
Debt Investments for which Cost Approximates Fair Value
	431,512	Debt Investments originated within 6 months
	54,430	Imminent Payoffs(4)
	62,220	Debt Investments Maturing in Less than One Year
	$3,057,299	Total Level 3 Debt Investments
Other Investment Receivables	9,648	Liquidation(3)	Probability weighting of alternative outcomes	10.00% - 50.00%	41.83%
	$3,066,947	Total Level Three Debt Investments and Other Investment Receivables
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
(3)The significant unobservable input used in the fair value measurement of impaired debt securities and other investment receivables is the probability weighting of alternative outcomes.
(4)Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of March 31, 2024 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(5)
Equity Investments	$46,154	Market Comparable Companies	Revenue Multiple(2)	0.3x - 19.2x	6.8x
			Tangible Book Value Multiple(2)	1.7x - 1.7x	1.7x
			Discount for Lack of Marketability(3)	9.22% - 92.88%	36.10%
	13,271	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(85.55)% - 58.41%	27.06%
	29,884	Discounted Cash Flow	Discount Rate(7)	20.68% - 33.53%	31.62%
	3,038	Other(6)
Warrant Investments	16,912	Market Comparable Companies	Revenue Multiple(2)	1.0x - 12.5x	4.3x
			Discount for Lack of Marketability(3)	7.65% - 34.83%	23.42%
	2,370	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(33.06)% - 67.82%	16.48%
	—	Other(6)
Total Level 3 Equity and Warrant Investments	$111,629
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
(5)Weighted averages are calculated based on the fair market value of each investment.
(6)The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.
(7)The discount rate used is based on current portfolio yield adjusted for uncertainty of actual performance and timing in capital deployments.

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of December 31, 2023 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (5)
Equity Investments	$52,094	Market Comparable Companies	EBITDA Multiple (2)	12.3x - 12.3x	12.3x
			Revenue Multiple (2)	0.3x - 20.1x	7.2x
			Tangible Book Value Multiple (2)	1.8x - 1.8x	1.8x
			Discount for Lack of Marketability (3)	7.11% - 92.72%	31.57%
	11,096	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(86.14)% - 32.69%	7.47%
	28,713	Discounted Cash Flow	Discount Rate (7)	19.88% - 31.97%	30.51%
	2,925	Other (6)
Warrant Investments	19,014	Market Comparable Companies	EBITDA Multiple (2)	12.3x -12.3x	12.3x
			Revenue Multiple (2)	0.9x - 10.2x	4.2x
			Discount for Lack of Marketability (3)	6.21% - 33.12%	21.70%
	3,074	Market Adjusted OPM Backsolve	Market Equity Adjustment (4)	(70.67)% - 34.86%	13.17%
	—	Other (6)
Total Level 3 Equity and Warrant Investments	$116,916
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
As of March 31, 2024 and December 31, 2023, the 2033 Notes were trading on the New York Stock Exchange (“NYSE”) at $25.00 and $25.25 per unit at par value. The par value at underwriting for the 2033 Notes was $25.00 per unit. Based on market quotations on or around March 31, 2024 and December 31, 2023, the 2031 Asset-Backed Notes were quoted for 0.958 and 0.950. The fair values of the SBA debentures, July 2024 Notes, February 2025 Notes, June 2025 Notes, June 2025 3-Year Notes, March 2026 A Notes, March 2026 B Notes, September 2026, and January 2027 Notes are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms. The fair values of the outstanding debt under the MUFG Bank Facility and the SMBC Facility are equal to their outstanding principal balances as of March 31, 2024 and December 31, 2023.
The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
SBA Debentures	$170,469	$147,970	$—	$—	$147,970
July 2024 Notes	104,902	105,145	—	—	105,145
February 2025 Notes	49,895	48,922	—	—	48,922
June 2025 Notes	69,798	68,342	—	—	68,342
June 2025 3-Year Notes	49,810	49,813	—	—	49,813
March 2026 A Notes	49,818	47,335	—	—	47,335
March 2026 B Notes	49,802	47,381	—	—	47,381
September 2026 Notes	322,585	288,832	—	—	288,832
January 2027 Notes	346,266	314,530	—	—	314,530
2031 Asset-Backed Notes	148,691	143,700	—	143,700	—
2033 Notes	38,962	40,000	—	40,000	—
MUFG Bank Facility	136,000	136,000	—	—	136,000
SMBC Facility	215,000	215,000	—	—	215,000
Total	$1,751,998	$1,652,970	$—	$183,700	$1,469,270

(in thousands)	December 31, 2023
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
SBA Debentures	$170,323	$142,011	$—	$—	$142,011
July 2024 Notes	104,828	105,755	—	—	105,755
February 2025 Notes	49,866	49,144	—	—	49,144
June 2025 Notes	69,757	67,198	—	—	67,198
June 2025 3-Year Notes	49,771	48,983	—	—	48,983
March 2026 A Notes	49,795	47,702	—	—	47,702
March 2026 B Notes	49,776	47,759	—	—	47,759
September 2026 Notes	322,339	288,711	—	—	288,711
January 2027 Notes	345,935	315,832	—	—	315,832
2031 Asset-Backed Notes	148,544	142,500	—	142,500	—
2033 Notes	38,935	40,400	—	40,400	—
MUFG Bank Facility	61,000	61,000	—	—	61,000
SMBC Facility	94,000	94,000	—	—	94,000
Total	$1,554,869	$1,450,995	$—	$182,900	$1,268,095
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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three months ended March 31, 2024 and 2023.

(in thousands)			Three Months Ended March 31, 2024
Portfolio Company(1)	Type	Fair Value as of March 31, 2024	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$283	$—	$—	$21	$—
Gibraltar Acquisition LLC (2)	Control	57,931	1,033	36	(4,621)	—
Hercules Adviser LLC(3)	Control	41,884	1,752	—	1,171	—
Tectura Corporation	Control	12,117	172	—	600	—
Total Control Investments		$112,215	$2,957	$36	$(2,829)	$—

(in thousands)			Three Months Ended March 31, 2023
Portfolio Company(1)	Type	Fair Value as of March 31, 2023	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$256	$—	$—	$(63)	$—
Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)	Control	40,701	796	19	3,735	—
Hercules Adviser LLC	Control	36,595	150	—	5,442	—
Tectura Corporation	Control	7,774	170	—	(268)	—
Total Control Investments		$85,326	$1,116	$19	$8,846	$—
(1)In accordance with Rules 3-09, 4-08(g), and Rule 10-01(b)(1) of Regulation S-X, (“Rule 3-09”, “Rule 4-08(g)”, and “Rule 10-01(b)(1)”, respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of March 31, 2024 and March 31, 2023, there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.
(2)Gibraltar Acquisition LLC is a wholly-owned subsidiary, which is the holding company for their wholly-owned affiliated portfolio companies, Gibraltar Business Capital, LLC and Gibraltar Equipment Finance, LLC. The subsidiary has no significant assets or liabilities, other than their equity and debt investments and equity interest in Gibraltar Business Capital, LLC and Gibraltar Equipment Finance, LLC, respectively.
(3)Hercules Adviser LLC is owned by Hercules Capital Management LLC and presented with Hercules Partner Holdings, LLC which are both wholly owned by the Company. Please refer to “Note 1” for additional disclosure.
Portfolio Composition
The following table shows the fair value of the Company’s portfolio of investments by asset class as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$3,312,225	92.7%	$2,987,577	92.0%
Unsecured Debt	70,745	2.0%	69,722	2.2%
Preferred Stock	52,309	1.5%	53,038	1.6%
Common Stock	97,890	2.7%	99,132	3.1%
Warrants	32,693	0.9%	33,969	1.0%
Investment Funds & Vehicles	5,779	0.2%	4,608	0.1%
Total	$3,571,641	100.0%	$3,248,046	100.0%
A summary of the Company’s investment portfolio, at value, by geographic location as of March 31, 2024 and December 31, 2023 is shown as follows:

(in thousands)	March 31, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$3,181,414	89.1%	$2,861,615	88.1%
United Kingdom	230,240	6.5%	222,136	6.9%
Netherlands	90,894	2.5%	89,995	2.8%
Israel	46,710	1.3%	52,868	1.6%
Canada	16,392	0.5%	15,730	0.5%
Denmark	4,211	0.1%	4,173	0.1%
Germany	1,166	0.0%	1,144	0.0%
Other	614	0.0%	385	0.0%
Total	$3,571,641	100.0%	$3,248,046	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$1,223,365	34.3%	$1,257,699	38.7%
Software	833,917	23.4%	764,985	23.6%
Consumer & Business Services	537,431	15.1%	525,973	16.2%
Healthcare Services, Other	480,002	13.4%	300,079	9.3%
Information Services	128,282	3.6%	126,605	3.9%
Diversified Financial Services	111,526	3.1%	114,722	3.5%
Electronics & Computer Hardware	76,014	2.1%	20,324	0.6%
Medical Devices & Equipment	55,332	1.6%	22,096	0.7%
Biotechnology Tools	50,351	1.4%	48,381	1.5%
Communications & Networking	29,482	0.8%	29,400	0.9%
Sustainable and Renewable Technology	21,052	0.6%	9,581	0.3%
Media/Content/Info	12,084	0.3%	12,704	0.4%
Manufacturing Technology	8,486	0.2%	11,006	0.3%
Consumer & Business Products	2,676	0.1%	2,589	0.1%
Semiconductors	998	0.0%	1,205	0.0%
Surgical Devices	622	0.0%	676	0.0%
Drug Delivery	21	0.0%	21	0.0%
Total	$3,571,641	100.0%	$3,248,046	100.0%
No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of March 31, 2024 or December 31, 2023.
Concentrations of Credit Risk
The Company’s customers are primarily privately held companies and public companies which are active in the “Drug Discovery & Development”, “Software”, “Consumer & Business Services”, “Healthcare Services, Other”, and “Information Services” sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.
Industry and sector concentrations vary as new loans are recorded and loans are paid off. Investment income, consisting of interest, fees, and recognition of gains on equity and warrant or other equity interests, can fluctuate materially when a loan is paid off or a related warrant or equity interest is sold. Investment income recognized in any given year can be highly concentrated among several portfolio companies.
As of March 31, 2024 and December 31, 2023, the Company’s ten largest portfolio companies represented approximately 29.9% and 29.7% of the total fair value of the Company’s investments in portfolio companies, respectively. As of March 31, 2024 and December 31, 2023, the Company had six and five portfolio companies, respectively, that represented 5% or more of the Company’s net assets. As of March 31, 2024, the Company had four equity investments representing approximately 48.4% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. As of December 31, 2023, the Company had five equity investments which represented approximately 56.5% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of such investments.
Investment Collateral
In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. The Company's investments were collateralized as follows as of March 31, 2024 and December 31, 2023:

	Percentage of debt investments (at fair value), as of
	March 31, 2024	December 31, 2023
Senior Secured First Lien
All assets including intellectual property	57.8%	52.3%
All assets with negative pledge on intellectual property	19.3%	24.0%
“Last-out” with security interest in all of the assets	11.3%	12.5%
Total senior secured first lien position	88.4%	88.8%
Second lien	9.5%	8.9%
Unsecured	2.1%	2.3%
Total debt investments at fair value	100.0%	100.0%
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The following is a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of March 31, 2024 and December 31, 2023:

(in thousands)		Fair Value
Derivative Instrument	Statement Location	March 31, 2024	December 31, 2023
Foreign currency forward contract	Accounts payable and accrued liabilities	$537	$766
	Total	$537	$766
Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the three months ended March 31, 2024 and 2023 are in the following locations in the Consolidated Statements of Operations:

(in thousands)		Three Months Ended March 31,
Derivative Instrument	Statement Location	2024	2023
Foreign currency forward contract	Net realized gain (loss) - Non-control / Non-affiliate investments	$—	$—
Foreign currency forward contract	Net change in unrealized appreciation (depreciation) - Non-control / Non-affiliate investments	229	—
	Total	$229	$—
Investment Income
The Company’s investment portfolio generates interest, fee, and dividend income. The composition of the Company’s interest income and fee income is as follows:

(in thousands)	Three Months Ended March 31,
	2024	2023
Contractual interest income	$90,714	$82,791
Exit fee interest income	11,880	9,382
PIK interest income	9,897	5,528
Dividend income	1,600	—
Other investment income (1)	1,688	2,196
Total interest and dividend income	$115,779	$99,897

(in thousands)	Three Months Ended March 31,
	2024	2023
Recurring fee income	$2,455	$2,040
Fee income - expired commitments	647	243
Accelerated fee income - early repayments	2,672	2,910
Total fee income	$5,774	$5,193
(1)Other investment income includes OID interest income and interest recorded on other assets.

As of March 31, 2024 and December 31, 2023, unamortized capitalized fee income was recorded as follows:

(in millions)	March 31, 2024	December 31, 2023
Offset against debt investment cost	$37.0	$32.9
Deferred obligation contingent on funding or other milestone	10.6	9.4
Total Unamortized Fee Income	$47.6	$42.3
As of March 31, 2024 and December 31, 2023, loan exit fees receivable were recorded as follows:

(in millions)	March 31, 2024	December 31, 2023
Included within debt investment cost	$36.8	$35.9
Deferred receivable related to expired commitments	5.0	4.3
Total Exit Fees Receivable	$41.8	$40.2
5. Debt
As of March 31, 2024 and December 31, 2023, the Company had the following available and outstanding debt:

(in thousands)	March 31, 2024			December 31, 2023
	Total Available	Principal	Carrying Value (1)	Total Available	Principal	Carrying Value (1)
SBA Debentures (2)	$175,000	$175,000	$170,469	$175,000	$175,000	$170,323
July 2024 Notes	105,000	105,000	104,902	105,000	105,000	104,828
February 2025 Notes	50,000	50,000	49,895	50,000	50,000	49,866
June 2025 Notes	70,000	70,000	69,798	70,000	70,000	69,757
June 2025 3-Year Notes	50,000	50,000	49,810	50,000	50,000	49,771
March 2026 A Notes	50,000	50,000	49,818	50,000	50,000	49,795
March 2026 B Notes	50,000	50,000	49,802	50,000	50,000	49,776
September 2026 Notes	325,000	325,000	322,585	325,000	325,000	322,339
January 2027 Notes	350,000	350,000	346,266	350,000	350,000	345,935
2031 Asset-Backed Notes	150,000	150,000	148,691	150,000	150,000	148,544
2033 Notes	40,000	40,000	38,962	40,000	40,000	38,935
MUFG Bank Facility (2)	400,000	136,000	136,000	400,000	61,000	61,000
SMBC Facility (2)(3)	400,000	215,000	215,000	400,000	94,000	94,000
Total	$2,215,000	$1,766,000	$1,751,998	$2,215,000	$1,570,000	$1,554,869
(1)Except for the SMBC Facility and MUFG Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the debt as of the balance sheet date.
(2)Availability subject to the Company meeting the borrowing base requirements.
(3)Includes $175.0 million of available commitment through the letter of credit facility as of March 31, 2024 and December 31, 2023.

Debt issuance costs, net of accumulated amortization, were as follows as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
SBA Debentures	$4,531	$4,677
July 2024 Notes	98	172
February 2025 Notes	105	134
June 2025 Notes	202	243
June 2025 3-Year Notes	190	229
March 2026 A Notes	182	205
March 2026 B Notes	198	224
September 2026 Notes	2,415	2,661
January 2027 Notes	3,734	4,065
2031 Asset-Backed Notes	1,309	1,456
2033 Notes	1,038	1,065
MUFG Bank Facility(1)	3,120	3,540
SMBC Facility (1)	1,595	1,775
Total	$18,717	$20,446
(1)The MUFG Bank Facility and SMBC Facility, are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.
For the three months ended March 31, 2024, the components of interest expense, related fees, and cash paid for interest expense for debt were as follows:

(in thousands)	Three Months Ended March 31, 2024
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$1,137	$146	$—	$1,283	$2,275
July 2024 Notes	1,252	74	—	1,326	2,504
February 2025 Notes	535	29	—	564	1,070
June 2025 Notes	754	40	—	794	—
June 2025 3-Year Notes	750	39	—	789	—
March 2026 A Notes	563	24	—	587	1,125
March 2026 B Notes	569	26	—	595	1,138
September 2026 Notes	2,175	203	—	2,378	4,265
January 2027 Notes	3,079	207	—	3,286	5,906
2031 Asset-Backed Notes	1,903	100	—	2,003	1,856
2033 Notes	625	27	—	652	625
MUFG Bank Facility	1,933	447	609	2,989	1,566
SMBC Facility	2,349	180	246	2,775	1,754
Total	$17,624	$1,542	$855	$20,021	$24,084

(1)Interest expense includes amortization of original issue discounts for the three months ended March 31, 2024 of $42 thousand, $126 thousand, and $47 thousand related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.

For the three months ended March 31, 2023, the components of interest expense, related fees, and cash paid for interest expense for debt were as follows:

(in thousands)	Three Months Ended March 31, 2023
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$1,125	$144	$—	$1,269	$2,262
July 2024 Notes	1,252	74	—	1,326	2,504
February 2025 Notes	535	29	—	564	1,070
June 2025 Notes	754	40	—	794	—
June 2025 3-Year Notes	750	39	—	789	—
March 2026 A Notes	563	24	—	587	1,125
March 2026 B Notes	569	26	—	595	1,139
September 2026 Notes	2,174	204	—	2,378	4,266
January 2027 Notes	3,079	207	—	3,286	5,906
2031 Asset-Backed Notes	1,903	100	—	2,003	1,856
2033 Notes	625	27	—	652	625
MUFG Bank Facility	1,713	442	617	2,772	1,837
SMBC Facility	1,583	153	203	1,939	1,250
Total	$16,625	$1,509	$820	$18,954	$23,840

(1)Interest expense includes amortization of original issue discounts for the three months ended March 31, 2023 of $42 thousand, $126 thousand, and $47 thousand related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.
As of March 31, 2024 and December 31, 2023, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company’s debt.
SBA Debentures
The Company held the following SBA debentures outstanding principal balances as of March 31, 2024 and December 31, 2023:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	March 31, 2024	December 31, 2023
March 26, 2021	September 1, 2031	1.58%	$37,500	$37,500
June 25, 2021	September 1, 2031	1.58%	16,200	16,200
July 28, 2021	September 1, 2031	1.58%	5,400	5,400
August 20, 2021	September 1, 2031	1.58%	5,400	5,400
October 21, 2021	March 1, 2032	3.21%	14,000	14,000
November 1, 2021	March 1, 2032	3.21%	21,000	21,000
November 15, 2021	March 1, 2032	3.21%	5,200	5,200
November 30, 2021	March 1, 2032	3.21%	20,800	20,800
December 20, 2021	March 1, 2032	3.21%	10,000	10,000
December 23, 2021	March 1, 2032	3.21%	10,000	10,000
December 28, 2021	March 1, 2032	3.21%	5,000	5,000
January 14, 2022	March 1, 2032	3.21%	4,500	4,500
January 21, 2022	March 1, 2032	3.21%	20,000	20,000
Total SBA Debentures			$175,000	$175,000
(1)Interest rates are determined initially at issuance and reset to a fixed rate at the debentures pooling date. The rates are inclusive of annual SBA charges.
SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments. The SBA as part of its oversight periodically examines and audits to determine SBICs compliance with SBA regulations. Our SBIC was in compliance with all SBIC terms, including those pertaining to the SBA Debentures as of March 31, 2024 and December 31, 2023.
HC IV received its license to operate as a SBIC on October 27, 2020. The license has a 10-year term. Through the license, HC IV has access to $175.0 million of capital through the SBA debenture program, in addition to the Company’s regulatory capital commitment of $87.5 million to HC IV. As of March 31, 2024 and December 31, 2023, HC IV has issued a total of $175.0 million in SBA guaranteed debentures.

As of March 31, 2024, the Company held 27 investments through HC IV, with a fair value of approximately $324.3 million, accounting for approximately 9.1% of the Company’s total investment portfolio. Further, HC IV held approximately $350.4 million in tangible assets which accounted for approximately 9.5% of the Company’s total assets as of March 31, 2024.
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
Under the terms of the 2031 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2031 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2031 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of March 31, 2024 and December 31, 2023, there was approximately $10.1 million and $17.1 million, respectively, of funds segregated as restricted cash related to the 2031 Asset-Backed Notes.
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
Credit Facilities
As of March 31, 2024 and December 31, 2023, the Company has two available credit facilities, the MUFG Bank Facility and the SMBC Facility (together, the “Credit Facilities”). For the three months ended March 31, 2024 and year ended December 31, 2023, the weighted average interest rate was 7.76% and 7.41%, respectively, and the average debt outstanding under the Credit Facilities was $220.9 million and $192.3 million, respectively.
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
Under the MUFG Bank Facility, the lenders have made commitments of $400.0 million, which may be further increased via an accordion feature up to an aggregate $600.0 million, funded by existing or additional lenders and with the agreement of MUFG Bank and subject to other customary conditions. There can be no assurances that additional lenders will join the MUFG Bank Facility to increase available borrowings. Debt under the MUFG Bank Facility generally bears interest at a rate per annum equal to SOFR plus 2.75% for SOFR loans. The MUFG Bank Facility matures on January 13, 2026, plus a twelve-month amortization period, unless sooner terminated in accordance with its terms. The MUFG Bank Facility is secured by all of the assets of Hercules Funding IV. The MUFG Bank Facility requires payment of a non-use fee during the revolving credit availability period.
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
SMBC Facility
On June 14, 2022, the Company entered into a second amendment to a revolving credit agreement, which amends the revolving credit agreement, dated as of November 9, 2021, with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”), as administrative agent, and the lenders and issuing banks to the SMBC Facility. As of March 31, 2024, the SMBC Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies of up to $225.0 million, from which the Company may access subject to certain conditions. The SMBC Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $500.0 million, funded by existing or additional lenders and with the agreement of SMBC Bank and subject to other customary conditions. Availability under the SMBC Facility will terminate on November 7, 2025, and the outstanding loans under the SMBC Facility will mature on November 9, 2026. Borrowings under the SMBC Facility are subject to compliance with a borrowing base and an aggregate portfolio balance. The Company’s obligations under the SMBC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and the subsidiary guarantors thereunder.
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
6. Income Taxes
The determination of taxable income pursuant to U.S. federal income tax regulations differs from U.S. GAAP. As a result, permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. During the year ended December 31, 2023, the Company reclassified $0.8 million from accumulated net realized gains (losses) to additional paid-in capital for book purposes primarily related to net realized gains from portfolio companies which are held in taxable subsidiaries and are not consolidated with the Company for income tax purposes.
Taxable income and taxable net realized gains (losses) for the three months ended March 31, 2024 and 2023 appears as follows:

(in millions, except share data)	Three Months Ended March 31,
Description	2024	2023
Taxable income	$78.3	$64.1
Taxable income per share	$0.50	$0.47
Taxable net realized gains (losses)	$5.9	$7.2
Taxable net realized gains (losses) per share	$0.04	$0.05
Weighted average shares outstanding	157.4	135.3

The aggregate gross unrealized appreciation of the Company’s investments over cost for U.S. federal income tax purposes appears as follows:

(in millions)
	March 31, 2024	December 31, 2023
Aggregate Gross Unrealized Appreciation	127.7	118.3
Aggregate Gross Unrealized Depreciation	129.5	115.9
Net Unrealized Appreciation (Depreciation) over cost for U.S. federal income tax purposes	(1.8)	2.4
Aggregate cost of securities for U.S. federal income tax purposes (in billions)	3.6	3.2
For the three months ended March 31, 2024, the Company paid approximately $4.9 million of income tax, including excise tax, and had $1.9 million of accrued, but unpaid tax expense as of March 31, 2024. For the three months ended March 31, 2023, the Company paid approximately $4.8 million of income tax, including excise tax, and had $1.8 million of accrued, but unpaid tax expense as of March 31, 2023.
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
In accordance with ASC 740, the Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2020 - 2023 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2019 – 2023 state tax years for the Company remain subject to examination by the state taxing authorities.
7. Stockholders’ Equity and Distributions
The Company has issued and outstanding 162,230,026 and 157,758,072 shares of common stock as of March 31, 2024 and December 31, 2023, respectively. The Company currently sell shares through its equity distribution agreement with JMP Securities LLC (“JMP”) and Jefferies LLC (“Jefferies”) (the “2023 Equity Distribution Agreement”) entered into on May 5, 2023. The 2023 Equity Distribution Agreement provides that the Company may offer and sell up to 25.0 million shares of its common stock from time to time through JMP or Jefferies, as the Company's sales agents. Sales of the Company's common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. The 2023 Equity Distribution Agreement replaced the ATM equity distribution agreement between the Company, JMP and Jefferies executed on May 9, 2022.
The Company issued and sold the following shares of common stock during the three months ended March 31, 2024 and 2023:

(in millions, except per share data)
Three Months Ended March 31,	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Price/Share
2023	4.7	$66.1	$0.8	$65.3	$14.03
2024	3.7	$67.3	$0.9	$66.4	$17.83
The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of March 31, 2024, approximately 13.6 million shares remain available for issuance and sale under the current equity distribution agreement.

The Company currently pays quarterly distributions to its stockholders. The following table summarizes the Company’s distributions declared during the three months ended March 31, 2024 and year ended December 31, 2023:

(in thousands, except per share data)
Distribution Type	Declared Date	Record Date	Payment Date	Per Share Amount	Total Amount
Base	February 9, 2023	March 2, 2023	March 9, 2023	$0.39	$53,749
Supplemental	February 9, 2023	March 2, 2023	March 9, 2023	$0.08	$11,025
Base	April 27, 2023	May 16, 2023	May 23, 2023	$0.39	$55,910
Supplemental	April 27, 2023	May 16, 2023	May 23, 2023	$0.08	$11,469
Base	July 28, 2023	August 18, 2023	August 25, 2023	$0.40	$60,445
Supplemental	July 28, 2023	August 18, 2023	August 25, 2023	$0.08	$12,089
Base	October 26, 2023	November 15, 2023	November 22, 2023	$0.40	$61,345
Supplemental	October 26, 2023	November 15, 2023	November 22, 2023	$0.08	$12,269
Total distributions declared during the year ended December 31, 2023				$1.90	$278,301
Base	February 8, 2024	February 28, 2024	March 6, 2024	$0.40	$63,359
Supplemental	February 8, 2024	February 28, 2024	March 6, 2024	$0.08	$12,672
Total distributions declared during the three months ended March 31, 2024				$0.48	$76,031
During the three months ended March 31, 2024, for income tax purposes, the distributions paid of $0.48 per share were comprised of ordinary income. As of March 31, 2024, the Company estimates that it has generated undistributed taxable earnings “spillover” of $0.88 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements.
The Company has a distribution reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend record date. During the three months ended March 31, 2024 and 2023, the Company issued 99,413 and 61,383 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan.
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
The Company has granted equity-based awards that have service and performance conditions. Certain of the Company’s equity-based awards are classified as liability awards in accordance with ASC Topic 718, Compensation – Stock Compensation. All of the Company’s equity-based awards require future service, and are expensed over the relevant service period. The Company does not estimate forfeitures, and reverses all unvested costs associated with equity-awards in the period they are forfeited. For the three months ended March 31, 2024, and 2023, the Company recognized $3.1 million and $3.2 million of stock-based compensation expense in the Consolidated Statements of Operations, respectively. As of March 31, 2024, and 2023, approximately $26.3 million and $27.1 million of total unrecognized compensation costs expected to be recognized over the next 2.6 and 2.9 years, respectively.

Service-Vesting Awards
The Company grants equity-based awards which have service conditions, which generally begin to vest one-third after one year after the date of grant and ratably over the succeeding 2 years in accordance with the individual award terms. Certain awards have service conditions of longer duration and may begin to vest up to seven years after the date of grant. These equity-based awards which vest upon achievement of service conditions are collectively referred to as the “Service Vesting Awards”. The grant date fair value of Service Vesting Awards granted during the three months ended March 31, 2024, and 2023, were approximately $14.2 million, and $17.7 million, respectively.
The Company has granted restricted stock equity awards in the form of restricted stock awards and restricted stock units. The Company determines the grant date fair values of restricted stock equity awards using the grant date stock close price. The activities for the Company's unvested restricted stock equity awards for each of the three months ended March 31, 2024, and 2023, are summarized below:

	Three Months Ended March 31,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested Shares Beginning of Period	1,880,409	$14.52	958,985	$16.35
Granted	813,676	$17.41	1,277,607	$13.81
Vested	(416,661)	$14.13	(300,399)	$16.42
Forfeited	(18,434)	$15.12	(4,427)	$17.00
Unvested Shares End of Period	2,258,990	$12.93	1,931,766	$14.66
In addition to the restricted stock equity-based awards, the Company has also issued stock options to certain employees. The fair value of options granted during the three months ended March 31, 2024 and 2023, was approximately $6,000 and $8,000, respectively. During the three months ended March 31, 2024 and 2023, approximately $32,000, and $23,000, of share-based cost due to stock option grants was expensed, respectively.
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
During the three months ended March 31, 2024 and 2023, no Performance Awards were granted or vested. During the three months ended March 31, 2024, no shares of Performance DEUs were issued or vested. During the three months ended March 31, 2023, 54,858 Performance DEUs were issued with a grant date fair value of $0.7 million. As of March 31, 2024 and 2023, there were no unvested Performance Awards.
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
Certain Liability Awards are structured similar to the Performance Awards, and increase in value with corresponding increases to the Company’s TSR and vest after four years. The Company remeasures the value of these awards each period based on the Company’s TSR achieved to date. Certain other Liability Awards are linked to attainment of investment funding goals. The Company determines the fair value of these Liability Awards based on the expected probability of the performance conditions being met and recognized over the service period. As of March 31, 2024, the Company determined that the weighted average expected probability of the performance conditions being met within each Liability Award was 100%. The expected probability is re-evaluated each period, and may be adjusted to reflect changes in this assumption. These other Liability Awards vest over a three-year service term.
As of March 31, 2024, all Liability Awards are unvested and there was approximately $0.1 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 0.1 years. For the three months ended March 31, 2024, there was approximately $0.4 million of compensation expense related to the Liability Awards recognized in the Consolidated Statements of Operations and $3.0 million accrued within Accounts Payable and Accrued Liabilities in the Consolidated Statements of Assets and Liabilities. During the three months ended March 31, 2024 and 2023, no Liability Awards vested.
As of March 31, 2023, all Liability Awards are unvested and there was approximately $1.6 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 1.1 years. For the three months ended March 31, 2023, there was approximately $0.4 million of compensation expense related to the Liability Awards recognized in the Consolidated Statements of Operations and $1.5 million accrued within Accounts Payable and Accrued Liabilities in the Consolidated Statements of Assets and Liabilities.
9. Earnings Per Share
Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

(in thousands, except per share data)	Three Months Ended March 31,
	2024	2023
Numerator
Net increase (decrease) in net assets resulting from operations	$90,964	$94,564
Less: Total distributions declared	(76,031)	(64,774)
Total Earnings (loss), net of total distributions	14,933	29,790

Earnings (loss), net of distributions attributable to common shares	14,776	29,442
Add: Distributions declared attributable to common shares	75,230	64,023
Numerator for basic and diluted change in net assets per common share	$90,006	$93,465

Denominator
Basic weighted average common shares outstanding	157,445	135,252
Common shares issuable	475	1,804
Weighted average common shares outstanding assuming dilution	157,920	137,056

Change in net assets per common share:
Basic	$0.57	$0.69
Diluted	$0.57	$0.68
In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.
The calculation of change in net assets resulting from operations per common share assuming dilution, excludes all anti-dilutive shares. For the three months ended March 31, 2024, and 2023, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

	Three Months Ended March 31,
Anti-dilutive Securities	2024	2023
Unvested common stock options	2,004	1,853
Restricted stock units	—	7,874
Unvested restricted stock awards	895	54,361

As of March 31, 2024 and December 31, 2023, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

10. Financial Highlights
Following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023:

(in thousands, except per share data and ratios)	Three Months Ended March 31,
	2024	2023
Per share data: (1)
Net asset value at beginning of period	$11.43	$10.53
Net investment income	0.50	0.48
Net realized gain (loss)	0.05	0.06
Net unrealized appreciation (depreciation)	0.02	0.16
Total from investment operations	0.57	0.70
Net increase (decrease) in net assets from capital share transactions (1)	0.09	0.05
Distributions of net investment income (6)	(0.48)	(0.48)
Stock-based compensation expense included in net investment income and other movements(2)	0.02	0.02
Net asset value at end of period	$11.63	$10.82

Ratios and supplemental data:
Per share market value at end of period	$18.45	$12.89
Total return (3)	13.57%	0.80%
Shares outstanding at end of period	162,230	138,596
Weighted average number of common shares outstanding	157,445	135,252
Net assets at end of period	$1,885,938	$1,499,006
Ratio of total expense to average net assets (4)	9.32%	10.94%
Ratio of net investment income before investment gains and losses to average net assets (4)	17.40%	18.10%
Portfolio turnover rate(5)	4.83%	6.90%
Weighted average debt outstanding	$1,635,890	$1,604,533
Weighted average debt per common share	$10.39	$11.86
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
(3)The total return for the three months ended March 31, 2024, and 2023 equals to the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.
(4)The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)The portfolio turnover rate for the three months ended March 31, 2024, and 2023 equals to the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
(6)Includes distributions on unvested restricted stock awards.
11. Commitments and Contingencies
The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. As of March 31, 2024, a portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones.
As of March 31, 2024, and December 31, 2023, the Company had approximately $483.4 million and $335.3 million, respectively, of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The amounts disclosed exclude unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) related to the portion of portfolio company investments assigned to or directly committed by the Adviser Funds as described in “Note -12 Related Party Transactions”. The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations embedded in the borrowing agreements.
As of March 31, 2024, and December 31, 2023, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	March 31, 2024	December 31, 2023
Debt Investments:
Madrigal Pharmaceutical, Inc.	$51,000	$—
Thumbtack, Inc.	30,000	40,000
Automation Anywhere, Inc.	29,400	29,400
Axsome Therapeutics, Inc.	25,375	—
Checkr Group, Inc.	23,625	23,625
Skydio, Inc.	22,500	22,500
HilleVax, Inc.	20,000	—
Shield AI, Inc.	18,750	—
Strive Health Holdings, LLC	18,000	—
TG Therapeutics, Inc.	16,250	—
Phathom Pharmaceuticals, Inc.	15,300	6,120
Dragos	13,000	13,000
Suzy, Inc.	12,000	12,000
Harness, Inc.	11,550	—
Main Street Rural, Inc.	10,500	10,500
Tipalti Solutions Ltd.	10,500	10,500
Armis, Inc.	10,000	—
Marathon Health, LLC	10,000	—
Next Insurance, Inc.	10,000	10,000
Curana Health Holdings, LLC	8,412	—
Curevo, Inc.	7,500	—
Elation Health, Inc.	7,500	7,500
ATAI Life Sciences N.V.	7,000	—
Reveleer	6,775	—
Modern Life, Inc.	6,500	6,500
Dronedeploy, Inc.	6,250	6,250
Brain Corporation	5,000	5,000
Babel Street	4,367	3,375
Heron Therapeutics, Inc.	4,000	4,000
Leapwork ApS	3,900	3,900
Saama Technologies, LLC	3,875	3,875
Zimperium, Inc.	3,727	3,727
Allvue Systems, LLC	3,590	3,590
Altumint, Inc.	3,500	2,500
Sight Sciences, Inc.	3,500	—
Riviera Partners LLC	3,000	3,000
Plentific Ltd	2,625	2,625
Zappi, Inc.	2,571	2,571
Loftware, Inc.	2,277	2,277
Yipit, LLC	2,250	2,250
Streamline Healthcare Solutions	2,200	2,200
New Relic, Inc.	2,176	2,176
Cutover, Inc.	2,150	2,650

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	March 31, 2024	December 31, 2023
Debt Investments:
Dashlane, Inc.	$2,137	$2,137
Sumo Logic, Inc.	2,000	2,000
Ceros, Inc.	1,707	1,707
ThreatConnect, Inc.	1,600	1,600
LogicSource	1,209	1,209
Ikon Science Limited	1,050	1,050
LinenMaster, LLC	1,000	1,000
Fortified Health Security	840	840
Agilence, Inc.	800	800
Omeda Holdings, LLC	731	731
3GTMS, LLC	698	1,182
Flight Schedule Pro, LLC	639	639
Dispatch Technologies, Inc.	625	625
Constructor.io Corporation	625	625
Cybermaxx Intermediate Holdings, Inc.	390	390
ShadowDragon, LLC	333	333
Cytracom Holdings LLC	72	72
Tarsus Pharmaceuticals, Inc.	—	20,625
Kura Oncology, Inc.	—	19,250
Akero Therapeutics, Inc.	—	15,000
Senseonics Holdings, Inc.	—	8,750
Annex Cloud	—	1,750
Enmark Systems, Inc.	—	457
Alchemer LLC	—	445
Total Unfunded Debt Commitments:	478,851	330,828

Investment Funds & Vehicles:(2)
Forbion Growth Opportunities Fund I C.V.	1,757	1,757
Forbion Growth Opportunities Fund II C.V.	2,748	2,748
Total Unfunded Commitments in Investment Funds & Vehicles:	4,505	4,505

Total Unfunded Commitments	$483,356	$335,333
(1)For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. These amounts also exclude $156.0 million and $127.7 million of unfunded commitments as of March 31, 2024, and December 31, 2023, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds as described in “Note -12 Related Party Transactions”.
(2)For investment funds and vehicles, the amount represents uncalled capital commitments in private equity funds.

The following table provides additional information on the Company’s unencumbered unfunded commitments regarding milestones, expirations and type:

(in thousands) Unfunded Commitments
	March 31, 2024	December 31, 2023
Expiring during:
2024	$377,101	$291,896
2025	44,182	3,004
2026	18,630	7,537
2027	15,070	14,078
2028	6,102	6,547
2029	13,590	3,590
2030	4,176	4,176
Total Unfunded Debt Commitments	478,851	330,828

Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	1,757	1,757
2032	2,748	2,748
Total Unfunded Commitments in Investment Funds & Vehicles	4,505	4,505
Total Unfunded Commitments	$483,356	$335,333
The following tables provide the Company’s contractual obligations as of March 31, 2024 and December 31, 2023:

As of March 31, 2024:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (2)(3)	$1,766,000	$155,000	$1,246,000	$—	$365,000
Lease and License Obligations (4)	26,181	2,619	6,658	6,281	10,623
Total	$1,792,181	$157,619	$1,252,658	$6,281	$375,623

As of December 31, 2023:	Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt (5)(3)	$1,570,000	$105,000	$689,000	$411,000	$365,000
Lease and License Obligations (4)	26,741	2,539	6,629	6,248	11,325
Total	$1,596,741	$107,539	$695,629	$417,248	$376,325
(1)Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in investment funds.
(2)Includes $175.0 million in principal outstanding under the SBA Debentures, $105.0 million of the July 2024 Notes, $50.0 million of the February 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the June 2025 3-Year Notes, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $150.0 million of the 2031 Asset-Backed Notes, $40.0 million of the 2033 Notes, $325.0 million of the September 2026 Notes and $350.0 million of the January 2027 Notes as of March 31, 2024. There was also $215.0 million outstanding under the SMBC Facility and $136.0 million outstanding under the MUFG Bank Facility as of March 31, 2024.
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
Certain premises are leased or licensed under agreements which expire at various dates through July 2034. For the three months ended March 31, 2024 and 2023, total rent expense, including short-term leases, amounted to approximately $1.0 million and $0.8 million, respectively. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s incremental weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases as of March 31, 2024, and 2023:

(in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Total operating lease cost	$533	$698
Cash paid for amounts included in the measurement of lease liabilities	$122	$609

	As of March 31, 2024	As of December 31, 2023
Weighted-average remaining lease term (in years)	8.43	8.68
Weighted-average discount rate	6.79%	6.79%
The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of March 31, 2024:

(in thousands)	As of March 31, 2024
2024	$1,803
2025	3,268
2026	3,362
2027	3,483
Thereafter	14,090
Total lease payments	26,006
Less: imputed interest & other items	(6,607)
Total operating lease liability	$19,399
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
12. Related Party Transactions
As disclosed in “Note 1 - Description of Business”, the Adviser Subsidiary is the Company's wholly owned registered investment advisor business, composed of the collectively held and presented entities Hercules Adviser LLC,
Hercules Capital Management, LLC, and Hercules Partner Holdings, LLC entities. The Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value. The Adviser Subsidiary has entered into investment management agreements with its privately offered Adviser Funds, and it receives management fees based on the assets under management of the Adviser Funds. In addition, the general partner interests (the “GP Interests”) held by Hercules Partner Holdings, LLC may receive incentive fees based on the performance of the Adviser Funds. Both the Adviser
Subsidiary and Hercules Partner Holdings, LLC are owned by Hercules Capital Management LLC. During the three months ended March 31, 2024, the Advisor Subsidiary declared and paid dividend distributions to the Company of $1.6 million. No dividend distributions were made during the three months ended March 31, 2023. Refer to “Note 4 – Investments” for information related to income, gains and losses recognized related to the Company’s investment.
The Company has a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, through which the Adviser Subsidiary has access to the Company's human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology). Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the three months ended March 31, 2024 and 2023, are net of expenses allocated to the Adviser Subsidiary of $2.9 million and $2.7 million, respectively. As of March 31, 2024 and December 31, 2023, there was $0.1 million and $0.1 million receivable, respectively, from the Adviser Subsidiary.
In addition, the Company may from time-to-time make investments alongside the Adviser Funds or assign a portion of investments to the Adviser Funds in accordance with the Company’s allocation policy. During the three months ended March 31, 2024, $181.1 million of all investment commitments of the Company and the Adviser Subsidiary were assigned to or directly committed by the Adviser Funds. During the three months ended March 31, 2024, fundings of $113.4 million were assigned to, directly originated, or funded by the Adviser Funds. No amounts were received by the Company from the Adviser Funds relating to assigned investments during the three months ended March 31, 2024.
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
13. Subsequent Events
Dividend Distribution Declaration
On April 25, 2024, the Board declared a cash distribution of $0.40 per share to be paid on May 21, 2024 to stockholders of record as of May 14, 2024. In addition to the cash distribution, and as part of the supplemental cash distribution of $0.32 per share to be paid in four quarterly distributions of $0.08 per share, the Board declared a supplemental cash distribution of $0.08 per share to be paid on May 21, 2024 to stockholders of record as of May 14, 2024. Including the $0.08 per share supplemental cash distributions paid to stockholders of record as of March 6, 2024, the Board has declared a total of $0.16 per share of the $0.32 per share of supplemental cash distribution declared on February 8, 2024.

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
The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A— “Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A— “Risk Factors” of our annual report on Form 10-K filed with the SEC on February 15, 2024 and under “Forward-Looking Statements” of this Item 2.
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
Since inception through March 31, 2024, we have originated more than $19.0 billion in commitments in over 650 companies. We, our subsidiaries or our affiliates, may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we may earn management or other fees for our services. As of March 31, 2024, Hercules and its Adviser Subsidiary actively manage more than $4.5 billion of assets.
We are structured as an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which includes securities of private U.S. companies, cash, cash equivalents, and high-quality debt investments that mature in one year or less. Consistent with requirements under the 1940 Act, we invest primarily in United States based companies and to a lesser extent in foreign companies. We source our investments through our principal office located in San Mateo, CA, as well as through our additional offices in Boston, MA, New York, NY, Bethesda, MD, San Diego, CA, Denver, CO, and London, United Kingdom.
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
Portfolio and Investment Activity
The total fair value of our investment portfolio as of March 31, 2024 and December 31, 2023 was as follows:

(in millions)	Fair Value
	March 31, 2024	December 31, 2023
Debt	$3,383.0	$3,057.3
Equity	150.2	152.2
Warrants	32.7	33.9
Investment Funds & Vehicles	5.8	4.6
Total Investment Portfolio	$3,571.7	$3,248.0
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

Our portfolio activity for the three months ended March 31, 2024 and March 31, 2023 was comprised of the following:

(in millions)	March 31, 2024	March 31, 2023
Investment Commitments (1)
Investment Commitments Originated by Hercules Capital and the Adviser Funds	$956.0	$526.0
Less: Commitments assigned to or directly committed by the Adviser Funds (3)	(181.1)	(174.7)
Net Total Investment Commitments	$774.9	$351.3

Gross Debt Commitments Originated by Hercules Capital and the Adviser Funds
New portfolio company	$865.0	$362.9
Existing portfolio company	87.5	163.1
Sub-total	952.5	526.0
Less: Debt commitments assigned to or directly committed by the Adviser Funds (3)	(180.1)	(174.7)
Net Total Debt Commitments	$772.4	$351.3

Investment Fundings (2)
Gross Debt Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$500.0	$184.2
Existing portfolio company	101.7	291.7
Sub-total	601.7	475.9
Less: Debt fundings assigned to or directly funded by the Adviser Funds (3)	(112.4)	(120.9)
Net Total Debt Fundings	$489.3	$355.0
Equity Investments and Investment Funds and Vehicles Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$—	$—
Existing portfolio company	3.5	0.3
Sub-total	$3.5	$0.3
Less: Equity fundings assigned to or directly funded by the Adviser Funds (3)	(1.0)	—
Net Total Equity and Investment Funds and Vehicle Fundings	$2.5	$0.3

Total Unfunded Contractual Commitments (4)	$483.4	$562.1

Non-Binding Term Sheets
New portfolio company	$100.0	$95.0
Existing portfolio company	—	1.0
Total	$100.0	$96.0
(1)Includes restructured loans and renewals in addition to new commitments.
(2)Funded amounts include borrowings on revolving facilities.
(3)Commitments and fundings include amounts assigned to, directly committed or originated, funded by the Adviser Funds, as applicable.
(4)Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $156.0 million and $178.2 million of unfunded commitments as of March 31, 2024, and 2023, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds.
We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the three months ended March 31, 2024, we received approximately $174.2 million in aggregate principal repayments. Approximately $13.1 million of the aggregate principal repayments related to scheduled principal payments and approximately $161.1 million were early principal repayments related to 14 portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for the three months ended March 31, 2024 and March 31, 2023 was as follows:

(in millions)	March 31, 2024	March 31, 2023
Beginning portfolio	$3,248.0	$2,963.9
New fundings and restructures	605.2	476.2
Fundings assigned to or directly funded by the Adviser Funds(1)	(113.4)	(120.9)
Warrants not related to current period fundings	0.4	0.1
Principal repayments received on investments	(13.1)	(5.1)
Early payoffs	(161.1)	(202.4)
Proceeds from sale of equity and warrant investments	(12.0)	(15.0)
Accretion of loan discounts and paid-in-kind interest	18.2	13.9
Net acceleration of loan discounts and loan fees due to early payoffs or restructures	0.1	(3.0)
New loan fees	(5.0)	(3.8)
Gain (loss) on investments due to sales or write offs	8.3	5.1
Net change in unrealized appreciation (depreciation)	(3.9)	21.1
Ending portfolio	$3,571.7	$3,130.1
(1)Funded amounts include $113.4 million and $115.3 million direct fundings of investments made by the Adviser Funds, for the three months ended March 31, 2024 and March 31, 2023, respectively.
Additionally, we may hold investments in debt, warrant, or equity positions of portfolio companies that have filed a registration statement with the SEC in contemplation of a potential initial public offering. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.
The following table presents certain selected information regarding our debt investment portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Number of portfolio companies with debt outstanding	127	125
Percentage of debt bearing a floating rate	97.3%	95.9%
Percentage of debt bearing a fixed rate	2.7%	4.1%
Weighted average core yield (1)(3)	14.0%	14.3%
Weighted average effective yield (2)(3)	14.9%	15.3%
Prime rate at the end of the period	8.50%	8.50%
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
(3)The core and effective yields represent the weighted average yields for the three-month periods ended March 31, 2024 and December 31, 2023. Please refer to the "Portfolio Yield" section below for further discussion of these measures.
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
As of March 31, 2024, our debt investments generally have a term of between two and five years and typically bear interest at a rate ranging from approximately 8.3% to approximately 17.7%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.
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
Loan origination and commitment fees are generally received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. As of March 31, 2024 and December 31, 2023, unamortized capitalized fee income was recorded as follows:

(in millions)	March 31, 2024	December 31, 2023
Offset against debt investment cost	$37.0	$32.9
Deferred obligation contingent on funding or other milestone	10.6	9.4
Total Unamortized Fee Income	$47.6	$42.3
Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of March 31, 2024 and December 31, 2023, loan exit fees receivable were recorded as follows:

(in millions)	March 31, 2024	December 31, 2023
Included within debt investment cost	$36.8	$35.9
Deferred receivable related to expired commitments	5.0	4.3
Total Exit Fees Receivable	$41.8	$40.2
Additionally, we have debt investments in our portfolio that earn PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our status as a RIC, the non-cash PIK income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. During the three months ended March 31, 2024 and 2023, we recorded approximately $9.9 million and $5.5 million in PIK income, respectively.
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
•“Core Yield” on total debt investments – The core yield is a Non-GAAP financial measure. The core yield is derived by dividing “Core investment income” from debt investments by the weighted average GAAP basis value of debt investment portfolio assets at amortized cost outstanding during the year. “Core investment income” adjusts GAAP basis “Total investment income” from debt investments(1) to exclude fee and other income accelerations attributed to early payoffs, deal restructuring, loan modifications, and other one-time income events, but includes income from expired commitments.

	Three months ended
	March 31, 2024	March 31, 2023
Total Yield	14.3%	14.1%
Effective Yield(1)	14.9%	15.1%
Core Yield (Non-GAAP)(1)	14.0%	14.0%
(1)Yield calculated using “Total investment income” excluding bank interest, dividend income, and investment income from other assets for the three months ended March 31, 2024.
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

(in thousands)	Three months ended
	March 31, 2024	March 31, 2023
GAAP Basis: Total investment income	$121,553	$105,090
Less: fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events except income from expired commitments	(7,325)	(7,121)
Non-GAAP Basis: Core investment income	$114,228	$97,969
Less: bank interest income, dividend income, and other investment income from other assets	(2,387)	(560)
Core investment income from debt portfolio	$111,841	$97,409
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
Another financial measure that we monitor is the total return for our investors, which was approximately 13.6% and 0.8% during the three months ended March 31, 2024 and 2023, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that may be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition
Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation and product and market extension opportunities.
The following table presents the fair value of the Company’s portfolio by industry sector as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$1,223,365	34.3%	$1,257,699	38.7%
Software	833,917	23.4%	764,985	23.6%
Consumer & Business Services	537,431	15.1%	525,973	16.2%
Healthcare Services, Other	480,002	13.4%	300,079	9.3%
All other industries (1)	496,926	13.8%	399,310	12.2%
Total	$3,571,641	100.0%	$3,248,046	100.0%
(1)See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of March 31, 2024, the fair value as a percentage of total portfolio does not exceed 5.0% for any individual industry sector other than “Drug Discovery & Development”, “Software”, “Consumer & Business Services”, or "Healthcare Services, Other".
Industry and sector concentrations vary as new loans are recorded and loans are paid off. Investment income, consisting of interest, fees, and recognition of gains on equity and warrants or other equity interests, can fluctuate materially when a loan is paid off or a warrant or equity interest is sold. Investment income recognized in any given year can be highly concentrated in several portfolio companies.
For the three months ended March 31, 2024 and the year ended December 31, 2023, our ten largest portfolio companies represented approximately 29.9% and 29.7% of the total fair value of our investments in portfolio companies, respectively. As of March 31, 2024 and December 31, 2023, we had six and five investments that represented 5% or more of our net assets, respectively. As of March 31, 2024 and December 31, 2023, we had four and five equity investments representing approximately 48.4% and 56.5%, respectively, of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. No single portfolio investment represented more than 10% of the fair value of our total investments as of March 31, 2024 and December 31, 2023.
As of March 31, 2024 and December 31, 2023, approximately 97.3% and 95.9% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime, SOFR, Eurodollar, or BSBY-based interest rate floor, respectively. Changes in interest rates, including Prime, SOFR, Eurodollar, or BSBY rates, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.
Our investments in Structured Debt generally have detachable equity enhancement features in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of March 31, 2024, we held warrants in 104 portfolio companies, with a fair value of approximately $32.7 million. The fair value of our warrant portfolio decreased by approximately $1.2 million, as compared to a fair value of $33.9 million as of December 31, 2023, primarily related to the decrease in fair value of the portfolio companies.
Our existing warrant holdings would require us to invest approximately $65.5 million to exercise such warrants as of March 31, 2024. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 42.71x based on the historical rate of return on our investments. We may also experience losses from our warrant portfolio in the event that warrants are terminated or expire unexercised.

Portfolio Grading
We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of March 31, 2024 and December 31, 2023, respectively:

(in thousands)	March 31, 2024			December 31, 2023
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	23	$792,226	23.4%	20	$626,770	20.5%
2	49	1,507,144	44.6%	52	1,286,195	42.1%
3	49	988,098	29.2%	47	1,040,629	34.0%
4	3	87,296	2.6%	5	103,705	3.4%
5	3	8,206	0.2%	1	—	0.0%
	127	$3,382,970	100.0%	125	$3,057,299	100.0%
As of March 31, 2024, our debt investments had a weighted average investment grading of 2.16 on a cost basis, as compared to 2.24 as of December 31, 2023. Changes in a portfolio company's investment grading may be a result of changes in portfolio company's performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or are underperforming relative to their respective business plans. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company's investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event. The overall downgrade of the portfolio's weighted average investment grading is reflective of the impact of current macroeconomic environment.
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
Non-accrual Investments
The following table shows the amortized cost of our performing and non-accrual investments as of March 31, 2024 and December 31, 2023:

(in millions)	As of March 31,		As of December 31,
	2024		2023
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	3,533	98.8%	3,216	99.0%
Non-accrual	42	1.2%	31	1.0%
Total Investments	3,575	100.0%	3,247	100.0%
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

Results of Operations
Our condensed consolidated operating results for the three months ended March 31, 2024 and 2023, were as follows:

(in thousands, except per share data)	Three Months Ended March 31,
	2024	2023
Total investment income	$121,553	$105,090
Total expenses	42,391	39,591
Net investment income	79,162	65,499
Net realized gain (loss):	8,168	7,960
Net change in unrealized appreciation (depreciation):	3,634	21,105
Net increase (decrease) in net assets resulting from operations	$90,964	$94,564

Net investment income before gains and losses per common share:
Basic	$0.50	$0.48

Change in net assets resulting from operations per common share:
Basic	$0.57	$0.69
Diluted	$0.57	$0.68
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
Investment Income
Total investment income for the three months ended March 31, 2024 was approximately $121.6 million as compared to approximately $105.1 million for the three months ended March 31, 2023. Investment income is primarily composed of interest income earned on our debt investments and fee income from commitments, facilities, and other loan related fees.
Interest and Dividend Income
The following table summarizes the components of interest and dividend income for the three months ended March 31, 2024 and 2023:

(in thousands)	Three Months Ended March 31,
	2024	2023
Contractual interest income	$90,714	$82,791
Exit fee interest income	11,880	9,382
PIK interest income	9,897	5,528
Dividend income	1,600	—
Other investment income (1)	1,688	2,196
Total interest and dividend income	$115,779	$99,897
(1)Other investment income includes OID interest income and interest recorded on other assets.
Interest and dividend income for the three months ended March 31, 2024 totaled approximately $115.8 million as compared to approximately $99.9 million for the three months ended March 31, 2023. The increase in interest and dividend income for the three months ended March 31, 2024 as compared to the period ended March 31, 2023 is primarily attributable to an increase in the weighted average principal.

Interest income is comprised of recurring interest income from the contractual servicing of loans and non-recurring interest income that is related to the acceleration of income due to early loan repayments and other one-time events during the period.
The following table summarizes recurring and non-recurring interest income for the three months ended March 31, 2024 and 2023:

(in thousands)	Three Months Ended March 31,
	2024	2023
Recurring interest income	$111,126	$95,685
Non-recurring interest income	4,653	4,212
Total interest income	$115,779	$99,897
A portion of interest income is earned in the form of PIK interest. The following table shows the PIK-related activity for the three months ended March 31, 2024 and 2023, at cost:

(in thousands)	Three Months Ended March 31,
	2024	2023
Beginning PIK interest receivable balance	$38,030	$25,713
PIK interest income during the period	9,897	5,528
Payments received from PIK loans	(2,879)	(545)
Ending PIK interest receivable balance	$45,048	$30,696
The increase in PIK interest income during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 is due to an increase in the weighted average principal outstanding for debt investments which earn PIK interest. Payments on PIK loans are normally received only in the event of payoffs. The PIK receivable for March 31, 2024 and March 31, 2023 was approximately 1% of total debt investments, respectively.
Fee Income
Fee income from commitment, facility and loan related fees for the three months ended March 31, 2024 totaled approximately $5.8 million as compared to approximately $5.2 million for the three months ended March 31, 2023. The increase in fee income for the three months ended March 31, 2024 is primarily due to an increase in the weighted average principal.
Fee income is comprised of recurring fee income from commitment, facility, and loan related fees, fee income due to expired commitments, and acceleration of fee income due to early loan repayments during the period. The following table summarizes the components of fee income for the three months ended March 31, 2024 and 2023:

(in thousands)	Three Months Ended March 31,
	2024	2023
Recurring fee income	$2,455	$2,040
Fee income - expired commitments	647	243
Accelerated fee income - early repayments	2,672	2,910
Total fee income	$5,774	$5,193
In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three months ended March 31, 2024 or 2023.
Operating Expenses
Our operating expenses are comprised of interest and fees on our debt borrowings, general and administrative expenses, taxes, and employee compensation and benefits. During the three months ended March 31, 2024 and 2023, our net operating expenses totaled approximately $42.4 million and $39.6 million, respectively.
Interest and Fees on our Debt
Interest and fees on our debt totaled approximately $20.0 million and $19.0 million for the three months ended March 31, 2024 and 2023, respectively. Interest and fee expense during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, increased due to higher weighted average borrowing costs and debt outstanding.

We had a weighted average cost of debt of approximately 4.9% and 4.7% for the three months ended March 31, 2024 and 2023, respectively. The weighted average cost of debt includes interest and fees on our debt, but excludes the impact of fee accelerations due to the extinguishment of debt. The increase in the weighted average cost of debt during 2024 as compared to 2023, was attributable to increased usage of our Credit Facilities which are floating rate instruments and thus, have a higher cost of debt.
General and Administrative Expenses and Tax Expenses
General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments, and various other expenses. Our general and administrative expenses increased to $5.1 million from $4.1 million for the three months ended March 31, 2024 and 2023, respectively. The increase in general and administrative expenses for the three months ended March 31, 2024 is primarily attributable to an increase in costs of office and technology expenses, and certain professional fees. Tax expenses primarily relate to excise tax accruals. Tax expenses were $0.7 million and $1.4 million during the three months ended March 31, 2024 and 2023, respectively.
Employee Compensation
Employee compensation and benefits totaled approximately $16.3 million, for the three months ended March 31, 2024 as compared to approximately $14.6 million for the three months ended March 31, 2023. The increase between the three months ended March 31, 2024 and 2023 was primarily due to an increase in variable compensation.
Employee stock-based compensation totaled approximately $3.1 million, for the three months ended March 31, 2024 as compared to approximately $3.2 million for the three months ended March 31, 2023. The decrease between comparative periods was primarily attributable to a decrease in fair value estimate of certain equity based awards.
Expenses allocated to the Adviser Subsidiary
The shared services agreement with the Adviser Subsidiary (the “Sharing Agreement”), provides the Adviser Subsidiary access to our human capital resources, including deal professionals, finance, and administrative functions, as well as other resources including infrastructure assets such as office space and technology. Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the three months ended March 31, 2024 and 2023, are net of expenses allocated to the Adviser Subsidiary of $2.9 million and $2.7 million, respectively. The increase in expenses allocated to the Adviser Subsidiary for the three months ended March 31, 2024 compared to 2023 is due to a result of higher average assets under management and higher allocations to the Adviser Funds. As of March 31, 2024 and December 31, 2023, there was $0.1 million and $0.1 million due from the Adviser Subsidiary, respectively.
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
A summary of net realized gains and losses for the three months ended March 31, 2024 and 2023 is as follows:

(in thousands)	Three Months Ended March 31,
	2024	2023
Realized gains	$9,191	$9,614
Realized losses	(942)	(1,659)
Realized foreign exchange gains (losses)	(81)	5
Net realized gains (losses)	$8,168	$7,960
During the three months ended March 31, 2024, we recognized a net realized gain of $8.2 million. The net realized gains (losses) were generated from gross realized gains of $9.2 million primarily from the sale of our equity and warrant positions in Palantir Technologies and DoorDash, Inc., and sale proceeds from the completed acquisition of Delphix Corp. Our gains were partially offset by gross realized losses of $0.9 million from the write-off of equity and warrant investments in Proterra, Inc., The Faction Group LLC, and ADMA Biologics, Inc. which had no value after the respective portfolio companies were acquired.

During the three months ended March 31, 2023, we recognized net realized gains of $7.9 million. The net realized gains were generated from gross realized gains of $9.6 million, primarily from the sale of our equity positions in Sprinklr, Inc. and Zeta Global Corp. Our gains were offset by gross realized losses of $1.7 million primarily from the write-off of equity and warrant investments in Concert Pharmaceuticals, Inc. and Fungible, Inc. which had no value after the respective portfolio companies were acquired.
The net change in unrealized appreciation and depreciation of our investments is derived from the changes in fair value of each investment determined in good faith by our Valuation Committee and approved by the Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Gross unrealized appreciation on portfolio investments	$34,267	$52,577
Gross unrealized depreciation on portfolio investments	(30,320)	(24,025)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	(7,469)	(8,151)
Net change in unrealized appreciation (depreciation) on portfolio investments	(3,522)	20,401
Other net changes in unrealized appreciation (depreciation) (1)	7,156	704
Total net change in unrealized appreciation (depreciation) on investments	$3,634	$21,105
(1)Includes the net change in unrealized appreciation (depreciation) related to derivative instruments and other assets.

During the three months ended March 31, 2024 and 2023, we recorded approximately $3.6 million and $21.1 million of net unrealized appreciation, respectively, on our investments.
The following table summarizes the key drivers of change in net unrealized appreciation (depreciation) of investments for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024			2023
(in thousands)	Debt	Equity, Warrants and Investment Funds(1)	Total	Debt	Equity, Warrants and Investment Funds(1)	Total
Investment valuation appreciation (depreciation)	$668	$3,279	$3,947	$22,013	$6,539	$28,552
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	25	(7,494)	(7,469)	(2,833)	(5,318)	(8,151)
Other net changes in unrealized appreciation (depreciation)	(316)	7,472	7,156	620	84	704
Net change in unrealized appreciation (depreciation)	$377	$3,257	$3,634	$19,800	$1,305	$21,105
(1)Includes the net change in unrealized appreciation (depreciation) related to derivative instruments and other assets.

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
The Adviser Subsidiary receives fee income for the services provided to the Adviser Funds. The Adviser Subsidiary’s contribution to our net investment income is derived from dividend income declared by the Adviser Subsidiary and interest income earned on loans to the Adviser Subsidiary. For the three months ended March 31, 2024 and 2023, $1.6 million and no dividends, respectively, were declared by the Adviser Subsidiary.
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
During the three months ended March 31, 2024, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) borrowings on our credit facilities, and (iv) equity offerings.
During the three months ended March 31, 2024, our operating activities used $240.9 million of cash and cash equivalents, compared to $80.9 million used during the three months ended March 31, 2023. The $160.0 million increase in cash used in operating activities was primarily due to a $136.5 million increase in purchases of investment and a $33.4 million decrease in principal, fee repayments, and proceeds from the sale of debt investments.
During the three months ended March 31, 2024, our investing activities used approximately $292 thousand of cash, compared to $94 thousand used during the three months ended March 31, 2023. The $198 thousand increase in cash used in investing activities was due to an increase in purchases of capital equipment.
During the three months ended March 31, 2024, our financing activities provided $185.5 million of cash, compared to $134.0 million provided by financing activities during the three months ended March 31, 2023. The $51.4 million increase in cash flows from financing activities was primarily due to an increase in net borrowing activity of $57.0 million. Additionally, during the three months ended March 31, 2024 and 2023, equity issued (net of offering costs) through our overnight offering and ATM program approximated $66.4 million and $65.3 million, respectively, representing a $1.1 million increase in equity issued. This was offset by increased dividend distributions of $10.4 million for a total $74.3 million during the three months ended March 31, 2024, compared to $63.8 million during the three months ended March 31, 2023.
As of March 31, 2024, our net assets totaled $1.9 billion, with a NAV per share of $11.63. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.
Available liquidity and capital resources as of March 31, 2024
As of March 31, 2024, we had $498.1 million in available liquidity, including $50.2 million in cash, cash equivalents, and available borrowing capacity of approximately $8.9 million under the SMBC Facility, $175.0 million under our SMBC letter of credit facility, and $264.0 million under the MUFG Bank Facility. Additional liquidity is available through accordion provisions within the terms of our Credit Facilities, through which the available borrowing capacity can be increased by an aggregate $475.0 million, subject to certain conditions. Further, the SMBC letter of credit facility may also be increased by an additional $225.0 million (up to $400.0 million), subject to certain conditions. Total amounts outstanding as of March 31, 2024, were $351.0 million outstanding under our Credit Facilities, which are floating interest rate obligations, and the remaining $1,415.0 million of term debt outstanding, which are all fixed interest rate debt obligations.

Not considered above, as of March 31, 2024, we held $10.1 million of cash classified as restricted cash. Our restricted cash relates to amounts that are held as collateral securing certain of our financing transactions, including collections of interest and principal payments on assets that are securitized related to the 2031 Asset-Backed Notes. Based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations. Refer to “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional discussion of our debt obligations.
The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of March 31, 2024, our asset coverage ratio under our regulatory requirements as a BDC was 218.1% excluding our SBA debentures. Our exemptive order from the SEC allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 206.7% as of March 31, 2024.
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
Equity Offerings
We may from time-to-time issue and sell shares of our common stock through public or ATM offerings. We currently sell shares through our equity distribution agreement with JMP Securities LLC (“JMP”) and Jefferies LLC (“Jefferies”) (the “2023 Equity Distribution Agreement”) entered into on May 5, 2023. The 2023 Equity Distribution Agreement provides that we may offer and sell up to 25.0 million shares of our common stock from time to time through JMP or Jefferies, as our sales agents. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. The 2023 Equity Distribution Agreement replaced the ATM equity distribution agreement between us, JMP and Jefferies executed on May 9, 2022. We generally use net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of March 31, 2024, approximately 13.6 million shares remain available for issuance and sale under the current equity distribution agreement.
During the three months ended March 31, 2024, we issued and sold 3.7 million shares of our common stock receiving total accumulated net proceeds of approximately $66.4 million. This is an increase from the approximately $65.3 million of accumulated net proceeds received from the issuance and sale of 4.7 million shares during the three months ended March 31, 2023.
Commitments and Obligations
Our significant cash requirements generally relate to our debt obligations. As of March 31, 2024, we had $1,766.0 million of debt outstanding, $155.0 million within the next year, $1,246.0 million within 1 to 3 years, and $365.0 million beyond 3 years.
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
As of March 31, 2024, we had approximately $483.4 million of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones, as well as uncalled capital commitments to make investments in private equity funds. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The available unfunded commitments excludes unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) $156.0 million of unfunded commitments which represent the portion of portfolio company commitments assigned to or directly committed by the Adviser Funds.
Additionally, we had approximately $100.0 million of non-binding term sheets outstanding to two new companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.
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

(in thousands)	Change in unrealized appreciation (depreciation)
Basis Point Change
(100)	$35,328
(50)	$19,373
50	$(22,091)
100	$(44,609)
For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to “Note 3 – Fair Value of Financial Instruments” included in the notes to our consolidated financial statements appearing elsewhere in this report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including Prime, SOFR, and BSBY rates, to the extent our debt investments include variable interest rates. As of March 31, 2024, approximately 97.3% of the loans in our portfolio had variable rates based on floating Prime, SOFR, or BSBY rates with a floor. The majority of our loans are linked to the Prime rate and comprise 73.1% of the loan portfolio as of March 31, 2024. Our debt borrowings under the Credit Facilities bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2024, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt:

(in thousands)	Interest Income	Interest Expense	Net Income	EPS
Basis Point Change
(200)	$(41,354)	$(4,418)	$(36,936)	$(0.23)
(100)	$(22,910)	$(2,209)	$(20,701)	$(0.13)
(75)	$(18,045)	$(1,657)	$(16,388)	$(0.10)
(50)	$(12,582)	$(1,104)	$(11,478)	$(0.07)
(25)	$(6,493)	$(552)	$(5,941)	$(0.04)
25	$7,278	$552	$6,726	$0.04
50	$14,371	$1,104	$13,267	$0.08
75	$21,425	$1,657	$19,768	$0.13
We generally do not engage in hedging activities. From time-to-time, we may hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2024, we have entered into a foreign currency forward to limit our foreign currency exposure with respect to the British Pound. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this report.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 15, 2024 (the “Annual Report”).
Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.
Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected, and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies as of March 31, 2024 that represent greater than 5% of our net assets:

(in thousands)	March 31, 2024
	Fair Value	Percentage of Net Assets
Axsome Therapeutics, Inc.	162,009	8.6%
Marathon Health, LLC	152,970	8.1%
Phathom Pharmaceuticals, Inc.	137,489	7.3%
SeatGeek, Inc.	109,969	5.8%
Corium, Inc.	109,343	5.8%
Worldremit Group Limited	97,316	5.2%
•Axsome Therapeutics, Inc. is a biopharmaceutical company developing novel therapies for the management of central nervous system disorders for which there are limited treatment options.
•Marathon Health, LLC is a provider of employer-sponsored healthcare platform intended to provide convenient and unhurried patient-centered care services.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Dividend Reinvestment Plan
During the three months ended March 31, 2024, we issued 99,413 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $1.8 million.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS

Exhibit Number	Description
3(a)	Articles of Amendment and Restatement.(1)
3(b)	Articles of Amendment, dated March 6, 2007.(2)
3(c)	Articles of Amendment, dated April 5, 2011.(3)
3(d)	Articles of Amendment, dated April 3, 2015.(4)
3(e)	Articles of Amendment, dated February 23, 2016.(5)
3(f)	Amended and Restated Bylaws of Hercules Capital, Inc.(5)
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
For the Three Months Ended March 31, 2024 (unaudited)

(in thousands)	Investment(1)	Amount of Interest, Dividends, and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2023	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of March 31, 2024
Portfolio Company
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Stock	$—	$—	$260	$—	$—	$22	$282
	Common Stock	—	—	2	—	—	(1)	1
Gibraltar Acquisition LLC (p.k.a. Gibraltar Business Capital, LLC)(5)	Unsecured Debt	1,069	—	34,478	40	—	—	34,518
	Member Units	—	—	28,034	—	—	(4,621)	23,413
Hercules Adviser LLC(6)	Unsecured Debt	1,752	—	12,000	—	—	—	12,000
	Member Units	—	—	28,713	—	—	1,171	29,884
Total Majority Owned Control Investments		$2,821	$—	$103,487	$40	$—	$(3,429)	$100,098
Other Control Investments
Tectura Corporation(7)	Senior Debt	$172	$—	$8,250	$—	$—	$—	$8,250
	Preferred Stock	—	—	3,263	—	—	593	3,856
	Common Stock	—	—	4	—	—	7	11
Total Other Control Investments		$172	$—	$11,517	$—	$—	$600	$12,117
Total Control Investments		$2,993	$—	$115,004	$40	$—	$(2,829)	$112,215
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
For the Three Months Ended March 31, 2023 (unaudited)

(in thousands)	Investment(1)	Amount of Interest and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2022	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of March 31, 2023
Portfolio Company
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC (8)	Preferred Stock	$—	$—	$313	$—	$—	$(60)	$253
	Common Stock	—	—	6	—	—	(3)	3
Gibraltar Acquisition, LLC (pka Gibraltar Business Capital, LLC)(5)	Unsecured Debt	815	—	21,700	22	—	2,867	24,589
	Preferred Stock	—	—	14,137	—	—	805	14,942
	Common Stock	—	—	1,107	—	—	63	1,170
Hercules Adviser LLC (6)	Unsecured Debt	150	—	12,000	—	—	—	12,000
	Member Units	—	—	19,153	—	—	5,442	24,595
Total Majority Owned Control Investments		$965	$—	$68,416	$22	$—	$9,114	$77,552
Other Control Investments
Tectura Corporation(7)	Senior Debt	$170	$—	$8,042	$—	$—	$(268)	$7,774
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$170	$—	$8,042	$—	$—	$(268)	$7,774
Total Control Investments		$1,135	$—	$76,458	$22	$—	$8,846	$85,326
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
(6)Hercules Adviser LLC is a wholly-owned subsidiary providing investment management and other services to the Adviser Funds and other External Parties.
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
As of March 31, 2024 (unaudited)

(in thousands)	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Portfolio Company
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A Equity			5,000,000	$250	$282
	Medical Devices & Equipment	Common Stock			180,000	—	1
Total Coronado Aesthetics, LLC						$250	$283
Gibraltar Acquisition LLC (p.k.a. Gibraltar Business Capital, LLC)(3)	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 11.50%	$25,000	24,689	24,689
	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 11.95%	$10,000	9,830	9,829
	Diversified Financial Services	Member Units			1	34,006	23,413
Total Gibraltar Acquisition, LLC						$68,525	$57,931
Hercules Adviser LLC(4)	Diversified Financial Services	Unsecured Debt	June 2025	Interest rate FIXED 5.00%	$12,000	12,000	12,000
	Diversified Financial Services	Member Units			1	35	29,884
Total Hercules Adviser LLC						$12,035	$41,884
Total Majority Owned Control Investments (5.31%)*						$80,810	$100,098
Other Control Investments
Tectura Corporation	Consumer & Business Services	Senior Secured Debt	July 2024	Interest rate FIXED 8.25%	$8,250	$8,250	$8,250
	Consumer & Business Services	Common Stock			414,994,863	900	11
	Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	24
	Consumer & Business Services	Preferred Series C Equity			3,235,298	13,263	3,832
Total Tectura Corporation						$22,413	$12,117
Total Other Control Investments (0.64%)*						$22,413	$12,117
Total Control Investments (5.95%)*						$103,223	$112,215
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
As of and for the year ended December 31, 2023

(in thousands)	Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value (2)
Portfolio Company
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A Equity			5,000,000	$250	$260
	Medical Devices & Equipment	Common Stock			180,000	—	2
Total Coronado Aesthetics, LLC						$250	$262
Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)(3)	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 11.50%	$25,000	24,663	24,663
	Diversified Financial Services	Unsecured Debt	September 2026	Interest rate FIXED 11.95%	$10,000	9,815	9,815
	Diversified Financial Services	Member Units			1	34,006	28,034
Total Gibraltar Acquisition, LLC						$68,484	$62,512
Hercules Adviser LLC(4)	Diversified Financial Services	Unsecured Debt	June 2025	Interest rate FIXED 5.00%	$12,000	12,000	12,000
	Diversified Financial Services	Member Units			1	35	28,713
Total Hercules Adviser LLC						$12,035	$40,713
Total Majority Owned Control Investments (5.74%)*						$80,769	$103,487
Other Control Investments
Tectura Corporation	Consumer & Business Services	Senior Secured Debt	July 2024	Interest rate FIXED 8.25%	$8,250	$8,250	$8,250
	Consumer & Business Services	Common Stock			414,994,863	900	4
	Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	12
	Consumer & Business Services	Preferred Series C Equity			3,235,298	13,263	3,251
Total Tectura Corporation						$22,413	$11,517
Total Other Control Investments (0.64%)*						$22,413	$11,517
Total Control Investments (6.38%)*						$103,182	$115,004
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

HERCULES CAPITAL, INC. (Registrant)

Dated: May 2, 2024	/S/ SCOTT BLUESTEIN
Scott Bluestein
President, Chief Executive Officer, and Chief Investment Officer

Dated: May 2, 2024	/S/ SETH H. MEYER
Seth H. Meyer
Chief Financial Officer, and Chief Accounting Officer