Form 10-Q
period 2024-09-30
Hercules Capital, Inc.
filed 2024-10-30
CIK 1280784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 24, 2024, there were 162,449,710 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc., its wholly owned subsidiaries, and its affiliated securitization trust unless the context otherwise requires.
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)	September 30, 2024 (unaudited)	December 31, 2023
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $3,505,649 and $3,143,851, respectively)	$3,447,416	$3,133,042
Control investments (cost of $104,337 and $103,182, respectively)	113,097	115,004
Total investments, at fair value (cost of $3,609,986 and $3,247,033, respectively; fair value amounts related to a VIE $272,611 and $254,868, respectively)	3,560,513	3,248,046
Cash and cash equivalents	38,904	98,899
Restricted cash (amounts related to a VIE $5,113 and $17,114, respectively)	5,113	17,114
Interest receivable	31,450	32,741
Right of use asset	17,249	4,787
Other assets	3,130	15,339
Total assets	$3,656,359	$3,416,926

Liabilities
Debt (net of debt issuance costs of $11,791 and $15,131, respectively; amounts related to a VIE $148,985 and $148,544, respectively)	$1,739,209	$1,554,869
Accounts payable and accrued liabilities	46,860	54,156
Operating lease liability	18,480	5,195
Total liabilities	$1,804,549	$1,614,220

Net assets consist of:
Common stock, par value	$163	$158
Capital in excess of par value	1,741,975	1,662,535
Total distributable earnings	109,672	140,013
Total net assets	$1,851,810	$1,802,706
Total liabilities and net assets	$3,656,359	$3,416,926

Shares of common stock outstanding ($0.001 par value and 200,000 authorized)	162,505	157,758
Net asset value per share	$11.40	$11.43
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income:
Interest and dividend income:
Non-control/Non-affiliate investments	$115,563	$109,240	$342,457	$315,952
Control investments	3,487	1,099	9,901	3,270
Total interest and dividend income	119,050	110,339	352,358	319,222
Fee income:
Non-control/Non-affiliate investments	6,162	6,383	19,341	18,783
Control investments	36	22	108	60
Total fee income	6,198	6,405	19,449	18,843
Total investment income	125,248	116,744	371,807	338,065
Operating expenses:
Interest	20,370	16,428	57,156	50,237
Loan fees	1,993	2,524	6,736	7,317
General and administrative	4,596	4,591	14,135	13,868
Tax expenses	1,986	1,882	4,451	5,249
Employee compensation:
Compensation and benefits	12,159	13,604	42,917	41,062
Stock-based compensation	3,194	3,337	9,671	9,848
Total employee compensation	15,353	16,941	52,588	50,910
Total gross operating expenses	44,298	42,366	135,066	127,581
Expenses allocated to the Adviser Subsidiary	(2,214)	(2,416)	(7,943)	(7,509)
Total net operating expenses	42,084	39,950	127,123	120,072
Net investment income	83,164	76,794	244,684	217,993
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss):
Non-control/Non-affiliate investments	(559)	(2,587)	1,825	5,590
Total net realized gain (loss)	(559)	(2,587)	1,825	5,590
Net change in unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(15,167)	(45,141)	(41,920)	(18,597)
Control investments	1,273	(1,099)	(3,062)	12,320
Total net change in unrealized appreciation (depreciation)	(13,894)	(46,240)	(44,982)	(6,277)
Total net realized gain (loss) and net change in unrealized appreciation (depreciation)	(14,453)	(48,827)	(43,157)	(687)
Net increase (decrease) in net assets resulting from operations	$68,711	$27,967	$201,527	$217,306

Net investment income before gains and losses per common share:
Basic	$0.51	$0.52	$1.52	$1.53
Change in net assets resulting from operations per common share:
Basic	$0.42	$0.19	$1.25	$1.52
Diluted	$0.42	$0.19	$1.24	$1.51
Weighted average shares outstanding:
Basic	161,019	146,899	159,742	141,223
Diluted	161,515	147,110	160,253	142,126
Distributions paid per common share:
Basic	$0.48	$0.48	$1.44	$1.42
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

(in thousands)	Common Stock		Capital in excess of par value	Distributable Earnings (loss)	Net Assets
For the Three Months Ended September 30, 2024	Shares	Par Value
Balance as of June 30, 2024	162,428	$163	$1,737,478	$118,904	$1,856,545
Net increase (decrease) in net assets resulting from operations	—	—	—	68,711	68,711
Public offering, net of offering expenses	—	—	(88)	—	(88)
Issuance of common stock under equity-based award plans	10	—	75	—	75
Shares retired on vesting of equity-based awards	(69)	—	(1,165)	—	(1,165)
Distributions reinvested in common stock	136	—	2,445	—	2,445
Distributions	—	—	—	(77,943)	(77,943)
Stock-based compensation(1)	—	—	3,230	—	3,230
Balance as of September 30, 2024	162,505	$163	$1,741,975	$109,672	$1,851,810

For the Nine Months Ended September 30, 2024
Balance as of December 31, 2023	157,758	$158	$1,662,535	$140,013	$1,802,706
Net increase (decrease) in net assets resulting from operations	—	—	—	201,527	201,527
Public offering, net of offering expenses	3,725	4	66,280	—	66,284
Issuance of common stock under equity-based award plans	1,032	1	2,975	—	2,976
Shares retired on vesting of equity-based awards	(351)	—	(5,371)	—	(5,371)
Distributions reinvested in common stock	341	—	6,277	—	6,277
Distributions	—	—	—	(231,868)	(231,868)
Stock-based compensation(1)	—	—	9,279	—	9,279
Balance as of September 30, 2024	162,505	$163	$1,741,975	$109,672	$1,851,810
(1)Stock-based compensation includes $36 thousand and $107 thousand of restricted stock and option expense related to director compensation for the three and nine months ended September 30, 2024, respectively.

(in thousands)	Common Stock		Capital in excess of par value	Distributable Earnings (loss)	Net Assets
For the Three Months Ended September 30, 2023	Shares	Par Value
Balance as of June 30, 2023	144,641	$145	$1,468,270	$117,095	$1,585,510
Net increase (decrease) in net assets resulting from operations	—	—	—	27,967	27,967
Public offering, net of offering expenses	6,500	7	107,555	—	107,562
Issuance of common stock under equity-based award plans	21	—	163	—	163
Shares retired on vesting of equity-based awards	(48)	—	(675)	—	(675)
Distributions reinvested in common stock	65	—	1,057	—	1,057
Distributions	—	—	—	(72,534)	(72,534)
Stock-based compensation(1)	—	—	3,007	—	3,007
Balance as of September 30, 2023	151,179	$152	$1,579,377	$72,528	$1,652,057

For the Nine Months Ended September 30, 2023
Balance as of December 31, 2022	133,045	$134	$1,341,416	$59,909	$1,401,459
Net increase (decrease) in net assets resulting from operations	—	—	—	217,306	217,306
Public offering, net of offering expenses	16,221	16	238,294	—	238,310
Issuance of common stock under equity-based award plans	1,923	2	376	—	378
Shares retired on vesting of equity-based awards	(208)	—	(12,503)	—	(12,503)
Distributions reinvested in common stock	198	—	2,936	—	2,936
Distributions	—	—	—	(204,687)	(204,687)
Stock-based compensation(1)	—	—	8,858	—	8,858
Balance as of September 30, 2023	151,179	$152	$1,579,377	$72,528	$1,652,057
(1)Stock-based compensation includes $31 thousand and $81 thousand of restricted stock and option expense related to director compensation for the three and nine months ended September 30, 2023, respectively.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)	For the Nine Months Ended September 30,
	2024	2023
Cash flows provided by (used in) operating activities:
Net increase (decrease) in net assets resulting from operations	$201,527	$217,306
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments (1)	(1,180,071)	(1,291,627)
Fundings assigned to Adviser Funds (1)	118,379	294,468
Principal and fee repayments received and proceeds from the sale of debt investments	721,944	685,103
Proceeds from the sale of equity and warrant investments	23,423	34,877
Net change in unrealized (appreciation) depreciation	44,982	6,277
Net realized (gain) loss	(1,825)	(5,590)
Payments of derivative instruments	(849)	—
Accretion of paid-in-kind interest	(37,870)	(17,999)
Accretion of loan discounts	(3,160)	(5,344)
Accretion of loan exit fees	(19,761)	(14,140)
Change in loan income, net of collections	14,899	15,349
Unearned fees related to unfunded commitments	(159)	(279)
Amortization of debt fees and issuance costs	5,229	5,227
Depreciation and amortization	373	167
Stock-based compensation and amortization of restricted stock grants (2)	9,278	8,858
Change in operating assets and liabilities:
Interest receivable	1,191	(366)
Other assets	7,607	6,533
Accrued liabilities	6,019	(1,419)
Net cash (used in) operating activities	(88,844)	(62,599)
Cash flows provided by (used in) investing activities:
Purchases of capital equipment	(700)	(390)
Net cash (used in) investing activities	(700)	(390)
Cash flows provided by (used in) financing activities:
Issuance of common stock	67,275	243,609
Offering expenses	(991)	(5,299)
Retirement of employee shares, net	(2,395)	(12,125)
Distributions paid	(225,591)	(201,751)
Issuance of debt	939,000	533,000
Repayment of debt	(758,000)	(478,000)
Fees paid for credit facilities and debentures	(1,750)	(5,090)
Net cash provided by financing activities	17,548	74,344
Net increase (decrease) in cash, cash equivalents, and restricted cash	(71,996)	11,355
Cash, cash equivalents, and restricted cash at beginning of period	116,013	25,876
Cash, cash equivalents, and restricted cash at end of period	$44,017	$37,231

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$64,221	$57,410
Income tax, including excise tax, paid	$5,185	$5,205
Distributions reinvested	$6,277	$2,936
(1)Excluded from the amounts presented are certain investment funding allocations of $158.7 million, which were directly funded by the Adviser Funds during the nine month period ended September 30, 2024. Refer to Note 12 – Related Party Transaction for additional information.
(2)Stock-based compensation includes $107 thousand and $81 thousand of restricted stock and option expense related to director compensation for the nine months ended September 30, 2024 and 2023, respectively.
The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

(in thousands)	For the Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$38,904	$31,979
Restricted cash	5,113	5,252
Total cash, cash equivalents, and restricted cash presented in the Consolidated Statements of Cash Flows	$44,017	$37,231
See “Note 2 – Summary of Significant Accounting Policies” for a description of cash, cash equivalents, and restricted cash.
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Debt Investments
Biotechnology Tools
PathAI, Inc.	Senior Secured	January 2027	Prime + 2.15%, Floor rate 9.15%, 7.85% Exit Fee	$32,000	$32,572	$33,600	(12)(13)
Subtotal: Biotechnology Tools (1.81%)*					32,572	33,600
Communications & Networking
Aryaka Networks, Inc.	Senior Secured	July 2026	Prime + 3.25%, Floor rate 6.75%, PIK Interest 1.05%, 3.55% Exit Fee	$25,351	25,427	26,373	(12)(14)(19)
Subtotal: Communications & Networking (1.42%)*					25,427	26,373
Consumer & Business Services
Altumint, Inc.	Senior Secured	December 2027	Prime + 3.65%, Floor rate 12.15%, 2.50% Exit Fee	$10,000	9,958	10,107	(15)
Carwow LTD	Senior Secured	December 2027	Prime + 4.70%, Floor rate 11.45%, PIK Interest 1.45%, 4.95% Exit Fee	£20,287	27,650	27,128	(5)(10)(14)
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 10.00%	$25,011	25,011	25,745	(9)(14)
Jobandtalent USA, Inc.	Senior Secured	August 2025	1-month SOFR + 8.86%, Floor rate 9.75%, 2.87% Exit Fee	$13,123	13,345	13,345	(5)(10)
Plentific Ltd	Senior Secured	October 2026	Prime + 2.55%, Floor rate 11.05%, 2.95% Exit Fee	$3,325	3,264	3,324	(5)(10)(13)
Provi	Senior Secured	December 2026	Prime + 4.40%, Floor rate 10.65%, 2.95% Exit Fee	$15,000	15,043	15,229	(15)
Riviera Partners LLC	Senior Secured	April 2027	1-month SOFR + 8.27%, Floor rate 9.27%	$36,587	36,161	34,807	(17)(18)
RVShare, LLC	Senior Secured	December 2026	3-month SOFR + 5.50%, Floor rate 6.50%, PIK Interest 4.00%	$29,771	29,442	29,753	(13)(14)(15)
SeatGeek, Inc.	Senior Secured	May 2026	Prime + 7.00%, Floor rate 10.50%, PIK Interest 0.50%, 4.00% Exit Fee	$25,295	25,313	25,736	(11)(14)(16)
	Senior Secured	July 2026	Prime + 2.50%, Floor rate 10.75%, PIK Interest 0.50%, 3.00% Exit Fee	$77,939	77,594	78,952	(12)(14)(16)
Total SeatGeek, Inc.				$103,234	102,907	104,688
Skyword, Inc.	Senior Secured	November 2026	Prime + 2.75%, Floor rate 9.25%, PIK Interest 1.75%, 3.00% Exit Fee	$7,271	7,375	7,482	(13)(14)
Tectura Corporation	Senior Secured	January 2027	FIXED 8.25%	$8,250	8,250	8,250	(7)
Thumbtack, Inc.	Senior Secured	March 2028	Prime + 2.45%, Floor rate 10.95%, PIK Interest 1.50%	$20,839	20,460	21,069	(11)(14)(17)
Veem, Inc.	Senior Secured	March 2025	Prime + 4.00%, Floor rate 7.25%, PIK Interest 1.25%, 4.50% Exit Fee	$5,156	5,322	5,322	(13)(14)
	Senior Secured	March 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.50%, 4.50% Exit Fee	$5,169	5,338	5,338	(12)(14)
Total Veem, Inc.				$10,325	10,660	10,660
Worldremit Group Limited	Senior Secured	February 2026	3-month SOFR + 9.40%, Floor rate 10.25%	$24,617	24,485	24,863	(5)(10)(11)(12)(19)
	Senior Secured	February 2026	1-month SOFR + 9.35%, Floor rate 10.25%	$6,466	6,424	6,530	(5)(10)(19)
Total Worldremit Group Limited				$31,083	30,909	31,393
Subtotal: Consumer & Business Services (18.52%)*					340,435	342,980
Diversified Financial Services
Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)	Unsecured	September 2026	FIXED 3.45%, PIK Interest 8.05%	$26,033	25,774	25,774	(7)(14)(20)
	Unsecured	September 2026	FIXED 11.95%	$10,000	9,859	9,859	(7)(20)
Total Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)				$36,033	35,633	35,633
Hercules Adviser LLC	Unsecured	June 2025	FIXED 5.00%	$12,000	12,000	12,000	(7)(23)
Next Insurance, Inc.	Senior Secured	February 2028	Prime - (1.50%), Floor rate 4.75%, PIK Interest 5.50%	$10,918	10,757	11,149	(13)(14)(19)
Subtotal: Diversified Financial Services (3.17%)*					58,390	58,782
Drug Discovery & Development
Adaptimmune Therapeutics plc	Senior Secured	June 2029	Prime + 1.15%, Floor rate 9.65%, PIK Interest 2.00%, 5.85% Exit Fee	$30,108	29,878	29,878	(5)(10)(14)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Akero Therapeutics, Inc.	Senior Secured	March 2027	Prime + 3.65%, Floor rate 7.65%, 5.85% Exit Fee	$17,500	$17,603	$17,897	(10)(13)(17)
Aldeyra Therapeutics, Inc.	Senior Secured	April 2026	Prime + 3.10%, Floor rate 11.10%, 8.90% Exit Fee	$15,000	15,292	15,293	(11)
AmplifyBio, LLC	Senior Secured	January 2027	Prime + 2.50%, Floor rate 9.50%, Cap rate 10.75%, 5.85% Exit Fee	$24,000	24,502	24,891	(15)
Arcus Biosciences, Inc.	Senior Secured	September 2029	Prime + 1.95%, Floor rate 10.45%, 7.75% Exit Fee	$37,500	37,248	37,248	(6)(10)(15)(17)
ATAI Life Sciences N.V.	Senior Secured	August 2026	Prime + 4.30%, Floor rate 9.05%, 6.95% Exit Fee	$14,000	14,347	14,253	(5)(10)(17)
Axsome Therapeutics, Inc.	Senior Secured	January 2028	Prime + 2.20%, Floor rate 9.95%, Cap rate 10.70%, 5.78% Exit Fee	$143,350	144,974	152,241	(10)(11)(12)(16)
bluebird bio, Inc.	Senior Secured	April 2029	Prime + 1.45%, Floor rate 9.95%, PIK Interest 2.45%, 6.45% Exit Fee	$65,250	63,337	63,682	(14)
Braeburn, Inc.	Senior Secured	October 2028	Prime + 2.45%, Floor rate 10.95%, PIK Interest 1.10%, 5.45% Exit Fee	$53,045	53,079	54,450	(14)(17)
COMPASS Pathways plc	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.75%, PIK Interest 1.40%, 4.75% Exit Fee	$24,404	24,401	25,280	(5)(10)(14)
Corium, Inc.	Senior Secured	September 2026	Prime + 5.70%, Floor rate 8.95%, 7.75% Exit Fee	$105,225	109,041	110,394	(13)(16)
Curevo, Inc.	Senior Secured	June 2027	Prime + 1.70%, Floor rate 9.70%, 6.95% Exit Fee	$10,000	10,039	9,639	(15)
Eloxx Pharmaceuticals, Inc.	Senior Secured	April 2025	Prime + 6.25%, Floor rate 9.50%, 4.00% Exit Fee	$489	988	988	(15)
enGene, Inc.	Senior Secured	January 2028	Prime + 0.75%, Floor rate 9.25%, Cap rate 9.75%, PIK Interest 1.15%, 5.50% Exit Fee	$15,878	15,897	16,337	(5)(10)(14)(17)
Geron Corporation	Senior Secured	October 2025	Prime + 4.50%, Floor rate 9.00%, 6.55% Exit Fee	$30,200	31,690	32,353	(10)(12)(13)(17)
Gritstone Bio, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 7.15%, Cap rate 8.65%, PIK Interest 2.00%, 5.75% Exit Fee	$30,995	31,523	30,472	(13)(14)
Heron Therapeutics, Inc.	Senior Secured	February 2026	Prime + 1.70%, Floor rate 9.95%, PIK Interest 1.50%, 3.00% Exit Fee	$20,327	20,303	20,761	(14)(15)(17)
Hibercell, Inc.	Senior Secured	May 2025	Prime + 5.40%, Floor rate 8.65%, 4.95% Exit Fee	$6,233	6,980	6,980	(13)(15)
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 15.13% Exit Fee	$5,500	5,599	5,694	(10)(15)
Locus Biosciences, Inc.	Senior Secured	July 2025	Prime + 6.10%, Floor rate 9.35%, 4.95% Exit Fee	$3,009	3,343	3,343	(15)
Madrigal Pharmaceutical, Inc.	Senior Secured	May 2027	Prime + 2.45%, Floor rate 8.25%, 5.35% Exit Fee	$78,200	79,622	82,775	(10)(13)
NorthSea Therapeutics	Convertible Debt	December 2025	FIXED 6.00%	$273	273	273	(5)(9)(10)
Phathom Pharmaceuticals, Inc.	Senior Secured	December 2027	Prime + 1.35%, Floor rate 9.85%, Cap rate 10.35%, PIK Interest 2.15%, 6.59% Exit Fee	$153,201	155,420	158,117	(10)(12)(14)(15)(16) (17)(22)
Replimune Group, Inc.	Senior Secured	October 2027	Prime + 1.75%, Floor rate 7.25%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$31,769	32,076	33,784	(10)(12)(13)(14)
SynOx Therapeutics Limited	Senior Secured	May 2027	Prime + 1.40%, Floor rate 9.90%, 7.25% Exit Fee	$4,500	4,431	4,431	(5)(10)
uniQure B.V.	Senior Secured	January 2027	Prime + 4.70%, Floor rate 7.95%, 6.10% Exit Fee	$35,000	35,962	37,135	(5)(10)(11)(12)
Viridian Therapeutics, Inc.	Senior Secured	October 2026	Prime + 4.20%, Floor rate 7.45%, Cap rate 8.95%, 6.00% Exit Fee	$8,000	8,191	8,350	(10)(13)(17)
X4 Pharmaceuticals, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 10.15%, 3.72% Exit Fee	$75,000	75,292	75,304	(11)(12)(13)
Subtotal: Drug Discovery & Development (57.90%)*					1,051,331	1,072,243
Electronics & Computer Hardware
Locus Robotics Corp.	Senior Secured	June 2026	Prime + 4.50%, Floor rate 8.00%, 4.00% Exit Fee	$18,281	18,498	18,846	(19)
Shield AI, Inc.	Senior Secured	February 2029	Prime + 0.85%, Floor rate 6.85%, Cap rate 9.60%, PIK Interest 2.50%, 2.50% Exit Fee	$75,790	75,200	76,132	(12)(14)(17)
Subtotal: Electronics & Computer Hardware (5.13%)*					93,698	94,978
Healthcare Services, Other
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	1-month SOFR + 5.11%, Floor rate 6.00%, PIK Interest 4.45%	$71,414	70,813	70,397	(11)(12)(13)(14)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Carbon Health Technologies, Inc.	Senior Secured	June 2026	Prime - (1.50%), Floor rate 7.00%, PIK Interest 7.00%, 5.64% Exit Fee	$49,524	$51,125	$49,393	(11)(13)(14)
	Convertible Debt	December 2025	FIXED 12.00%	$202	202	202	(9)
Total Carbon Health Technologies, Inc.				$49,726	51,327	49,595
Curana Health Holdings, LLC	Senior Secured	January 2028	Prime + 1.45%, Floor rate 9.20%, 4.95% Exit Fee	$27,500	27,630	28,053	(13)(17)(19)
Equality Health, LLC	Senior Secured	February 2026	Prime + 6.25%, Floor rate 9.50%, PIK Interest 1.55%	$70,402	70,084	70,078	(11)(12)(14)
Main Street Rural, Inc.	Senior Secured	July 2027	Prime + 1.95%, Floor rate 9.95%, 6.85% Exit Fee	$38,500	38,859	39,132	(13)(15)(17)
Marathon Health, LLC	Senior Secured	February 2029	Prime - (0.90%), Floor rate 7.10%, PIK Interest 4.00%, 3.00% Exit Fee	$157,577	156,581	157,857	(14)(16)(17)
Modern Life, Inc.	Senior Secured	February 2027	Prime + 2.75%, Floor rate 8.75%, 5.00% Exit Fee	$18,200	18,208	18,393	(13)
NeueHealth, Inc.	Senior Secured	June 2028	Prime + 1.15%, Floor rate 9.65%, PIK Interest 2.50%, 2.50% Exit Fee	$24,874	23,990	24,141	(12)(14)
Recover Together, Inc.	Senior Secured	July 2027	Prime + 1.90%, Floor rate 10.15%, 7.50% Exit Fee	$40,000	40,257	40,110	(13)(17)
Strive Health Holdings, LLC	Senior Secured	September 2027	Prime + 0.70%, Floor rate 9.20%, 5.95% Exit Fee	$12,000	12,015	12,359	(15)
Vida Health, Inc.	Senior Secured	July 2026	FIXED 8.50%, PIK Interest 2.05%, 4.95% Exit Fee	$36,571	37,000	36,636	(11)(14)
WellBe Senior Medical, LLC	Senior Secured	May 2029	Prime + 0.75%, Floor rate 7.75%, PIK Interest 2.65%, 6.75% Exit Fee	$20,148	20,023	19,633	(14)(15)(17)
Subtotal: Healthcare Services, Other (30.59%)*					566,787	566,384
Information Services
Checkr Group, Inc.	Senior Secured	August 2028	Prime + 1.45%, Floor rate 8.00%, PIK Interest 2.00%, 2.75% Exit Fee	$48,354	48,371	50,620	(12)(14)(17)
Saama Technologies, LLC	Senior Secured	July 2027	Prime + 0.70%, Floor rate 8.95%, PIK Interest 2.00%, 2.95% Exit Fee	$19,679	19,591	20,300	(12)(14)(17)
Signal Media Limited	Senior Secured	June 2025	Prime + 5.50%, Floor rate 9.00%, Cap rate 12.00%, 3.45% Exit Fee	$6,150	6,220	6,424	(5)(10)
Subtotal: Information Services (4.18%)*					74,182	77,344
Medical Devices & Equipment
Senseonics Holdings, Inc.	Senior Secured	September 2027	Prime + 1.40%, Floor rate 9.90%, 6.95% Exit Fee	$30,625	30,650	31,136	(11)
Sight Sciences, Inc.	Senior Secured	July 2028	Prime + 2.35%, Floor rate 10.35%, 5.95% Exit Fee	$24,500	24,273	24,277	(17)
Subtotal: Medical Devices & Equipment (2.99%)*					54,923	55,413
Software
3GTMS, LLC	Senior Secured	February 2025	3-month SOFR + 10.40%, Floor rate 11.30%	$13,042	13,013	13,013	(11)(17)(18)
	Senior Secured	February 2025	3-month SOFR + 7.25%, Floor rate 8.15%	$6,209	6,184	6,184	(17)(18)
Total 3GTMS, LLC				$19,251	19,197	19,197
Alchemer LLC	Senior Secured	May 2028	1-month SOFR + 8.14%, Floor rate 9.14%	$21,302	20,955	21,302	(13)(18)
Allvue Systems, LLC	Senior Secured	September 2029	3-month SOFR + 7.25%, Floor rate 8.25%	$36,410	35,612	36,651	(17)
AlphaSense, Inc.	Senior Secured	June 2029	1-month SOFR + 6.25%, Floor rate 8.25%	$20,000	19,808	19,808	(17)
Annex Cloud	Senior Secured	February 2027	1-month BSBY + 10.00%, Floor rate 11.00%	$11,408	11,260	11,016	(13)
Armis, Inc.	Senior Secured	March 2028	Prime + 0.00%, Floor rate 7.50%, PIK Interest 2.00%, 2.25% Exit Fee	$50,477	50,154	50,974	(12)(14)(17)
	Senior Secured	March 2028	Prime + 1.25%, Floor rate 7.50%, PIK Interest 2.00%, 2.25% Exit Fee	$25,031	24,802	24,880	(14)(17)
Total Armis, Inc.				$75,508	74,956	75,854
Automation Anywhere, Inc.	Senior Secured	September 2027	Prime + 4.25%, Floor rate 9.00%, 4.50% Exit Fee	$19,600	19,587	20,354	(11)(19)
Babel Street	Senior Secured	December 2027	3-month SOFR + 8.01%, Floor rate 9.01%	$65,500	64,138	64,956	(15)(17)(18)
Behavox Limited	Senior Secured	September 2027	Prime - (0.55%), Floor rate 7.45%, PIK Interest 3.00%, 4.95% Exit Fee	$7,000	6,972	6,972	(5)(10)(17)
Brain Corporation	Senior Secured	September 2028	Prime + 1.35%, Floor rate 9.85%, PIK Interest 2.50%, 3.95% Exit Fee	$31,849	31,468	31,614	(13)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Catchpoint Systems, Inc.	Senior Secured	November 2025	1-month SOFR + 9.41%, Floor rate 11.81%	$9,996	$9,905	$9,985	(18)
Ceros, Inc.	Senior Secured	September 2026	3-month SOFR + 8.99%, Floor rate 9.89%	$22,762	22,483	22,261	(17)(18)
Constructor.io Corporation	Senior Secured	July 2027	1-month SOFR + 8.44%, Floor rate 9.44%	$4,688	4,608	4,687	(13)(17)(18)
Convoy, Inc.	Senior Secured	March 2026	Prime + 3.20%, Floor rate 6.45%, PIK Interest 1.95%, 4.55% Exit Fee	$31,049	30,916	—	(8)(14)(19)
Copper CRM, Inc	Senior Secured	March 2025	Prime + 4.50%, Floor rate 8.25%, Cap rate 10.25%, PIK Interest 1.95%, 4.50% Exit Fee	$8,669	8,954	8,954	(11)(14)
Coronet Cyber Security Ltd.	Senior Secured	October 2028	Prime - (2.95%), Floor rate 3.55%, PIK Interest 5.85%	$8,500	8,348	8,348	(17)
Cutover, Inc.	Senior Secured	October 2025	Prime + 5.20%, Floor rate 9.95%, 4.95% Exit Fee	$5,500	5,634	5,757	(5)(10)(12)
	Senior Secured	October 2025	Prime + 5.20%, Floor rate 9.95%, 4.95% Exit Fee	£1,250	1,597	1,774	(5)(10)
Total Cutover, Inc.					7,231	7,531
Cybermaxx Intermediate Holdings, Inc.	Senior Secured	August 2026	6-month SOFR + 8.63%, Floor rate 9.38%, 0.58% Exit Fee	$8,207	8,120	8,071	(13)(17)(18)
	Senior Secured	August 2026	6-month SOFR + 12.36%, Floor rate 13.11%, 0.58% Exit Fee	$2,527	2,489	2,581	(13)(17)(18)
Total Cybermaxx Intermediate Holdings, Inc.				$10,734	10,609	10,652
Dashlane, Inc.	Senior Secured	December 2027	Prime + 3.05%, Floor rate 11.55%, PIK Interest 1.10%, 6.28% Exit Fee	$45,350	46,088	47,370	(11)(13)(14)(19)
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 8.01%, Floor rate 8.76%	$8,792	8,643	8,533	(17)(18)
Dragos, Inc.	Senior Secured	July 2027	Prime + 2.00%, Floor rate 8.75%, PIK Interest 2.00%, 1.00% Exit Fee	$6,500	6,162	6,163	(17)
DroneDeploy, Inc.	Senior Secured	July 2026	Prime + 4.50%, Floor rate 8.75%, 4.00% Exit Fee	$9,375	9,271	9,457	(13)(17)
Earnix, Inc.	Senior Secured	June 2029	Prime - (1.15%), Floor rate 5.35%, PIK Interest 4.45%	$18,952	18,631	18,631	(14)(17)
Elation Health, Inc.	Senior Secured	March 2026	Prime + 4.25%, Floor rate 9.00%, PIK Interest 1.95%, 3.95% Exit Fee	$12,815	12,699	13,074	(14)(17)(19)
Flight Schedule Pro, LLC	Senior Secured	October 2027	1-month SOFR + 7.80%, Floor rate 8.70%	$6,907	6,758	6,955	(17)(18)
Fortified Health Security	Senior Secured	December 2027	1-month SOFR + 7.64%, Floor rate 8.54%	$7,000	6,873	7,037	(11)(17)(18)
Harness, Inc.	Senior Secured	March 2029	Prime - (2.25%), Floor rate 5.25%, Cap rate 6.50%, PIK Interest 6.25%, 1.00% Exit Fee	$17,849	17,650	17,887	(14)(17)(19)
iGrafx, LLC	Senior Secured	May 2027	1-month SOFR + 8.61%, Floor rate 9.51%, 0.47% Exit Fee	$4,962	4,884	4,915	(18)
Ikon Science Limited	Senior Secured	October 2024	3-month SOFR + 9.26%, Floor rate 10.00%	$5,950	5,947	5,947	(5)(10)(17)(18)
Khoros (p.k.a Lithium Technologies)	Senior Secured	January 2025	PIK 3-month SOFR + 4.50%, Floor rate 5.50%	$61,341	61,317	20,723	(8)(14)
Leapwork ApS	Senior Secured	February 2026	Prime + 0.25%, Floor rate 7.00%, PIK Interest 1.95%, 2.70% Exit Fee	$3,871	3,901	3,999	(5)(10)(12)(14)(17)
LinenMaster, LLC	Senior Secured	August 2028	1-month SOFR + 6.25%, Floor rate 7.25%, PIK Interest 2.15%	$15,342	15,090	15,495	(12)(14)(17)
Loftware, Inc.	Senior Secured	March 2028	3-month SOFR + 7.88%, Floor rate 8.88%	$27,206	26,696	27,646	(17)(18)
LogicSource	Senior Secured	July 2027	1-month SOFR + 8.93%, Floor rate 9.93%	$13,178	12,993	13,178	(17)(18)
LogRhythm, Inc.	Senior Secured	July 2029	3-month SOFR + 7.50%, Floor rate 8.50%	$25,000	24,277	24,277	(17)
Marigold Group, Inc. (p.k.a. Campaign Monitor Limited)	Senior Secured	November 2026	PIK Interest 6-month SOFR + 10.55%, Floor rate 11.55%	$37,413	36,875	31,863	(13)(14)(19)
Mobile Solutions Services	Senior Secured	December 2025	6-month SOFR + 9.31%, Floor rate 10.06%	$18,366	18,205	17,609	(18)
New Relic, Inc.	Senior Secured	November 2030	3-month SOFR + 6.75%, Floor rate 7.75%	$20,890	20,412	20,291	(17)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$7,688	7,524	7,687	(11)(17)(18)
Pindrop Security, Inc.	Senior Secured	June 2029	Prime + 3.50%, Floor rate 10.00%, 2.00% Exit Fee	$31,000	30,521	30,521	(15)(17)
Reveleer	Senior Secured	February 2027	Prime + 0.65%, Floor rate 9.15%, PIK Interest 2.00%, 5.05% Exit Fee	$36,191	36,071	36,095	(14)(15)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Semperis Technologies Inc.	Senior Secured	April 2028	Prime - (1.75%), Floor rate 6.75%, PIK Interest 3.25%	$15,124	$15,016	$15,016	(14)(17)(19)
ShadowDragon, LLC	Senior Secured	December 2026	3-month SOFR + 8.92%, Floor rate 9.82%	$6,000	5,909	5,977	(17)(18)
Simon Data, Inc.	Senior Secured	March 2027	Prime + 1.00%, Floor rate 8.75%, PIK Interest 1.95%, 2.95% Exit Fee	$13,022	13,051	13,125	(12)(14)
Sisense Ltd.	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.50%, PIK Interest 1.95%, 5.95% Exit Fee	$33,894	34,126	34,298	(5)(10)(14)
Streamline Healthcare Solutions	Senior Secured	March 2028	3-month SOFR + 7.25%, Floor rate 8.25%	$17,600	17,306	17,763	(11)(13)(17)(18)
Sumo Logic, Inc.	Senior Secured	May 2030	3-month SOFR + 6.50%, Floor rate 7.50%	$23,000	22,504	23,212	(17)
Suzy, Inc.	Senior Secured	August 2027	Prime + 1.75%, Floor rate 10.00%, PIK Interest 1.95%, 3.45% Exit Fee	$16,264	16,071	16,605	(14)(15)(17)
ThreatConnect, Inc.	Senior Secured	May 2026	3-month SOFR + 9.15%, Floor rate 10.00%	$10,794	10,658	10,794	(17)(18)
Tipalti Solutions Ltd.	Senior Secured	April 2027	Prime + 0.45%, Floor rate 7.95%, PIK Interest 2.00%, 3.75% Exit Fee	$42,455	41,989	43,092	(5)(10)(14)
Zappi, Inc.	Senior Secured	December 2027	3-month SOFR + 8.03%, Floor rate 9.03%	$12,761	12,540	12,786	(5)(10)(13)(17)(18)
Zimperium, Inc.	Senior Secured	May 2027	3-month SOFR + 8.31%, Floor rate 9.31%	$14,790	14,602	14,459	(17)(18)
Subtotal: Software (53.06%)*					1,048,267	982,622
Space Technologies
Voyager Space Holdings, Inc.	Senior Secured	July 2028	Prime + 1.25%, Floor rate 9.75%, PIK Interest 2.50%, 5.50% Exit Fee	$45,153	44,839	44,839	(14)(15)
Subtotal: Space Technologies (2.42%)*					44,839	44,839
Sustainable and Renewable Technology
Ampion, PBC	Senior Secured	May 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 3.95% Exit Fee	$3,970	4,063	4,063	(13)(14)
Electric Hydrogen Co.	Senior Secured	May 2028	Prime + 2.25%, Floor rate 10.75%, PIK Interest 1.25%, 4.89% Exit Fee	$20,069	19,514	19,610	(14)(15)(19)
Pineapple Energy LLC	Senior Secured	June 2027	FIXED 10.00%	$1,371	1,371	1,347	(19)
Subtotal: Sustainable and Renewable Technology (1.35%)*					24,948	25,020
Total: Debt Investments (182.56%)*					$3,415,799	$3,380,578

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Equity Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Equity	2/21/2024	Preferred Series C	503,778	$1,500	$1,492
Subtotal: Biotechnology Tools (0.08%)*					1,500	1,492
Consumer & Business Products
Fabletics, Inc.	Equity	4/30/2010	Common Stock	42,989	128	43
	Equity	7/16/2013	Preferred Series B	130,191	1,101	279
Total Fabletics, Inc.				173,180	1,229	322
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	12,260	433	17	(4)
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	172,328	13	482
Subtotal: Consumer & Business Products (0.04%)*					1,675	821
Consumer & Business Services
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	214,869	1,151	647	(5)(10)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	$5,263	$1,284	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	98	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	439
	Equity	10/25/2016	Preferred Series A-1	108,710	632	167
Total OfferUp, Inc.				394,790	2,295	606
Oportun	Equity	6/28/2013	Common Stock	48,365	577	136	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	40	—
Rhino Labs, Inc.	Equity	1/24/2022	Common Stock	7,063	1,000	—
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	6	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	15	(7)
	Equity	12/29/2023	Preferred Series C	3,235,298	13,263	3,772	(7)
Total Tectura Corporation				419,230,161	14,163	3,793
Worldremit Group Limited	Equity	6/24/2024	Preferred Series X	6,641	639	660	(5)(10)
Subtotal: Consumer & Business Services (0.39%)*					26,128	7,224
Diversified Financial Services
Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)	Equity	3/1/2018	Member Units	1	34,006	21,669	(7)(20)
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	35	31,433	(7)(23)
Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	403	327
Subtotal: Diversified Financial Services (2.89%)*					34,444	53,429
Drug Delivery
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	680	1,500	2	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	—
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	9	(4)
Talphera, Inc.	Equity	12/10/2018	Common Stock	8,836	1,329	8	(4)
Subtotal: Drug Delivery (0.00%)*					3,638	19
Drug Discovery & Development
Akero Therapeutics, Inc.	Equity	3/8/2024	Common Stock	34,483	1,000	989	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	42	1,000	—	(4)
Axsome Therapeutics, Inc.	Equity	5/9/2022	Common Stock	127,021	4,165	11,415	(4)(10)(16)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	2,220	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	5,890	(4)
Cyclo Therapeutics, Inc.	Equity	4/6/2021	Common Stock	134	42	—	(4)(10)
Dare Biosciences, Inc.	Equity	1/8/2015	Common Stock	1,129	1,000	4	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	223	(4)(10)
Gritstone Bio, Inc.	Equity	10/26/2022	Common Stock	442,477	1,000	257	(4)
Heron Therapeutics, Inc.	Equity	7/25/2023	Common Stock	364,963	500	726	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	253	(15)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
HilleVax, Inc.	Equity	5/3/2022	Common Stock	235,295	$4,000	$414	(4)
Kura Oncology, Inc.	Equity	6/16/2023	Common Stock	47,826	550	935	(4)(10)
Madrigal Pharmaceutical, Inc.	Equity	9/29/2023	Common Stock	5,100	773	1,082	(4)(10)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	1,334	(5)(10)
Phathom Pharmaceuticals, Inc.	Equity	6/9/2023	Common Stock	147,233	1,730	2,662	(4)(10)(16)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	18	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	47	(4)
Tarsus Pharmaceuticals, Inc.	Equity	5/5/2022	Common Stock	77,778	1,050	2,558	(4)(10)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	85	(4)(5)(10)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	2,126
	Equity	10/31/2022	Preferred Series C	170,102	1,000	1,029
Total Valo Health, LLC				680,410	4,000	3,155
Verge Analytics, Inc.	Equity	9/6/2023	Preferred Series C	208,588	1,500	1,488
Viridian Therapeutics, Inc.	Equity	11/6/2023	Common Stock	32,310	400	735	(4)(10)
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	1,566,064	2,945	1,048	(4)
Subtotal: Drug Discovery & Development (2.03%)*					38,616	37,538
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	277
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	566
Subtotal: Electronics & Computer Hardware (0.05%)*					2,150	843
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	825,732	5,094	287	(4)
Carbon Health Technologies, Inc.	Equity	3/30/2021	Preferred Series C	217,880	1,687	6
Click Therapeutics, Inc.	Equity	5/20/2024	Common Stock	560,000	1,662	1,800	(15)
Curana Health Holdings, LLC	Equity	5/13/2024	Common Units	1,114,380	2,500	2,837
WellBe Senior Medical, LLC	Equity	6/10/2024	Common Units	181,163	1,600	1,720
Subtotal: Healthcare Services, Other (0.36%)*					12,543	6,650
Information Services
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	3,907
Subtotal: Information Services (0.21%)*					3,825	3,907
Manufacturing Technology
Xometry, Inc.	Equity	5/9/2018	Common Stock	52,126	47	958	(4)
Subtotal: Manufacturing Technology (0.05%)*					47	958
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	1	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	318	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	319
Subtotal: Medical Devices & Equipment (0.02%)*					250	319
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	$160	$194
Subtotal: Semiconductors (0.01%)*					160	194
Software
3GTMS, LLC	Equity	8/9/2021	Common Stock	1,000,000	1,000	745
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	2,406	2,406	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	—
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	323	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	895	(5)(10)
Total Contentful Global, Inc.				149,500	638	1,218
DNAnexus, Inc.	Equity	3/21/2014	Preferred Series C	51,948	97	5
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	210
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	2,617
	Equity	8/24/2017	Preferred Series 3	93,620	300	560
Total Druva Holdings, Inc.				552,461	1,300	3,177
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Leapwork ApS	Equity	8/25/2023	Preferred Series B2	183,073	250	155	(5)(10)
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	25
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	2,528	(4)
Palantir Technologies	Equity	9/23/2020	Common Stock	300,000	1,834	11,160	(4)
SingleStore, Inc.	Equity	11/25/2020	Preferred Series E	580,983	2,000	1,842
	Equity	8/12/2021	Preferred Series F	52,956	280	207
Total SingleStore, Inc.				633,939	2,280	2,049
Sirion Labs, Inc.	Equity	6/30/2024	Preferred Series F1	152,250	1,791	1,999	(5)(10)
Verana Health, Inc.	Equity	7/8/2021	Preferred Series E	952,562	2,000	318
Subtotal: Software (1.40%)*					23,357	25,995
Space Technologies
Planet Labs, Inc.	Equity	6/21/2019	Common Stock	547,880	615	1,222	(4)
Subtotal: Space Technologies (0.07%)*					615	1,222
Sustainable and Renewable Technology
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	112
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
NantEnergy, LLC	Equity	8/31/2013	Common Units	59,665	102	—
Pineapple Energy LLC	Equity	12/10/2020	Common Stock	20,299	3,153	3	(4)
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	2,309
Subtotal: Sustainable and Renewable Technology (0.13%)*					10,255	2,424
Total: Equity Investments (7.72%)*					$159,203	$143,035

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Warrant Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Preferred Series C	75,567	$36	$124
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	460	95	(12)
Subtotal: Biotechnology Tools (0.01%)*					496	219
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	229,611	123	92	(12)
Subtotal: Communications & Networking (0.00%)*					123	92
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	17	464
Subtotal: Consumer & Business Products (0.03%)*					245	464
Consumer & Business Services
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	54	(5)(10)
	Warrant	2/13/2024	Preferred Series D-4	109,257	20	11	(5)(10)
Total Carwow LTD				283,420	184	65
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	—
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	140	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	22
Plentific Ltd	Warrant	10/3/2023	Ordinary Shares	27,298	60	38	(5)(10)
Provi	Warrant	12/22/2022	Common Stock	117,042	166	65	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	—	(15)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,379,761	842	4,464	(16)
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	57	13
	Warrant	8/23/2019	Preferred Series B	444,444	83	1
Total Skyword, Inc.				2,051,587	140	14
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	—
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	—
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	—
Total Snagajob.com, Inc.				3,611,537	860	—
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	343,497	985	741
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	9	(12)
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	69	(5)(10)(12)
	Warrant	8/27/2021	Preferred Series E	1,868	26	—	(5)(10)
Total Worldremit Group Limited				79,083	155	69
Subtotal: Consumer & Business Services (0.30%)*					4,163	5,627

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Diversified Financial Services
Next Insurance, Inc.	Warrant	2/3/2023	Common Stock	522,930	$214	$498
Subtotal: Diversified Financial Services (0.03%)*					214	498
Drug Delivery
BioQ Pharma Incorporated	Warrant	10/27/2014	Common Stock	459,183	1	—
Subtotal: Drug Delivery (0.00%)*					1	—
Drug Discovery & Development
Akero Therapeutics, Inc.	Warrant	6/15/2022	Common Stock	32,128	330	547	(4)(10)
AmplifyBio, LLC	Warrant	12/27/2022	Class A Units	69,239	238	172	(15)
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	61,004	1,290	1,813	(4)(10)(12)(16)
bluebird bio, Inc.	Warrant	3/15/2024	Common Stock	2,224,137	1,744	514	(4)
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	64	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	—	(4)
COMPASS Pathways plc	Warrant	6/30/2023	Ordinary Shares	75,376	278	136	(4)(5)(10)
Curevo, Inc.	Warrant	6/9/2023	Common Stock	95,221	233	149	(15)
Dermavant Sciences Ltd.	Warrant	5/31/2019	Common Stock	223,642	101	—	(5)(10)
enGene, Inc.	Warrant	12/22/2023	Common Stock	43,689	118	105	(4)(5)(10)
Fresh Tracks Therapeutics, Inc.	Warrant	2/18/2016	Common Stock	201	119	—	(4)
Heron Therapeutics, Inc.	Warrant	8/9/2023	Common Stock	238,095	228	233	(4)(15)
Kineta, Inc.	Warrant	12/20/2019	Common Stock	2,202	110	—	(4)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	92	(4)(10)(15)
Madrigal Pharmaceutical, Inc.	Warrant	5/9/2022	Common Stock	13,229	570	1,539	(4)(10)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	128	(4)(10)(12)(15)(16)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	23	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	4	(4)
SynOx Therapeutics Limited	Warrant	4/18/2024	Preferred Series B	251,195	83	83	(5)(10)
TG Therapeutics, Inc.	Warrant	2/28/2019	Common Stock	264,226	1,284	3,514	(4)(10)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	102
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	1,392,787	510	137	(4)
Subtotal: Drug Discovery & Development (0.51%)*					9,068	9,355
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	9	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,503	34	51
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	244
Subtotal: Electronics & Computer Hardware (0.02%)*					692	304
Healthcare Services, Other
Curana Health Holdings, LLC	Warrant	1/4/2024	Common Units	447,410	156	562

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Modern Life, Inc.	Warrant	3/30/2023	Common Stock	52,665	$210	$113
NeueHealth, Inc.	Warrant	6/21/2024	Common Stock	185,625	716	726	(4)(12)
Recover Together, Inc.	Warrant	7/3/2023	Common Stock	194,830	382	193
Strive Health Holdings, LLC	Warrant	9/28/2023	Common Units	51,760	83	121	(15)
Vida Health, Inc.	Warrant	3/28/2022	Preferred Series E	192,431	121	1
Subtotal: Healthcare Services, Other (0.09%)*					1,668	1,716
Information Services
INMOBI Inc.	Warrant	11/19/2014	Common Stock	149,165	82	—	(5)(10)
NetBase Quid, Inc. (p.k.a NetBase Solutions)	Warrant	8/22/2017	Preferred Series 1	60,000	356	—
Signal Media Limited	Warrant	6/29/2022	Common Stock	129,638	57	15	(5)(10)
Subtotal: Information Services (0.00%)*					495	15
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	1,006
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	132
Subtotal: Manufacturing Technology (0.06%)*					1,065	1,138
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	369,370	67	55
Subtotal: Media/Content/Info (0.00%)*					67	55
Medical Devices & Equipment
Outset Medical, Inc.	Warrant	9/27/2013	Common Stock	62,794	401	2	(4)
Senseonics Holdings, Inc.	Warrant	9/8/2023	Common Stock	1,032,718	277	88	(4)
Sight Sciences, Inc.	Warrant	1/22/2024	Common Stock	94,980	327	331	(4)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	—	(4)
Subtotal: Medical Devices & Equipment (0.02%)*					1,066	421
Semiconductors
Achronix Semiconductor Corporation	Warrant	6/26/2015	Preferred Series D-2	750,000	99	461
Subtotal: Semiconductors (0.02%)*					99	461
Software
Aria Systems, Inc.	Warrant	5/22/2015	Preferred Series G	231,535	74	—
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	449	338
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	417
Brain Corporation	Warrant	10/4/2021	Common Stock	435,396	215	90
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	—
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	—
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	665	(5)(10)
Coronet Cyber Security Ltd.	Warrant	9/26/2024	Ordinary Shares	39,183	254	254
Couchbase, Inc.	Warrant	4/25/2019	Common Stock	105,350	462	728	(4)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	$26	$44	(5)(10)(12)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	770,838	461	1,077
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	135
Dragos, Inc.	Warrant	6/28/2023	Common Stock	57,528	1,576	867
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	295
Earnix, Inc.	Warrant	6/6/2024	Common Stock	20,762	220	295
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	362,837	583	226
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	24
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	255
Harness, Inc.	Warrant	3/12/2024	Common Stock	193,618	534	554
Kore.ai, Inc.	Warrant	3/31/2023	Preferred Series C	64,293	208	196
Leapwork ApS	Warrant	1/23/2023	Common Stock	39,948	16	22	(5)(10)(12)
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series LB-2	86,984	131	24
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	231
Pindrop Security, Inc.	Warrant	6/26/2024	Common Stock	134,542	494	427	(15)
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	595
Semperis Technologies Inc.	Warrant	4/23/2024	Common Stock	72,122	115	161
Simon Data, Inc.	Warrant	3/22/2023	Common Stock	77,934	96	63	(12)
SingleStore, Inc.	Warrant	4/28/2020	Preferred Series D	312,596	103	430
Sisense Ltd.	Warrant	6/8/2023	Ordinary Shares	321,956	174	54	(5)(10)
Suzy, Inc.	Warrant	8/24/2023	Common Stock	292,936	367	230	(15)
Tipalti Solutions Ltd.	Warrant	3/22/2023	Ordinary Shares	509,753	359	323	(5)(10)
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	203	(15)
Subtotal: Software (0.50%)*					10,429	9,223
Space Technologies
Capella Space Corp.	Warrant	10/21/2021	Common Stock	176,200	207	21	(15)
Subtotal: Space Technologies (0.00%)*					207	21
Sustainable and Renewable Technology
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	51
Electric Hydrogen Co.	Warrant	3/27/2024	Common Stock	246,618	507	363	(15)
Halio, Inc.	Warrant	4/7/2015	Common Stock	144,914	63	—
Subtotal: Sustainable and Renewable Technology (0.02%)*					622	414
Total: Warrant Investments (1.62%)*					$30,720	$30,023
Total Investments in Securities (191.90%)*					$3,605,722	$3,553,636
Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			2,847	5,123	(5)(10)(17)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2024 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			$1,036	$1,358	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.35%)*					3,883	6,481
Software
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			381	396	(5)(10)
Subtotal: Software (0.02%)*					381	396
Total: Investment Funds & Vehicles Investments (0.37%)*					$4,264	$6,877
Total Investments (192.27%)*					$3,609,986	$3,560,513

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Value
Great British Pound (GBP)	6/3/2025	Goldman Sachs Bank USA	£20,511	Sold	$26,178	$(1,168)
Total Foreign Currency Forward ((0.06%))*					$26,178	$(1,168)

*Value as a percent of net assets. All amounts are stated in U.S. Dollars unless otherwise noted. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(1)Prime represents 8.00% as of September 30, 2024. 1-month SOFR, 3-month SOFR and 6-month SOFR represent 4.85%, 4.59%, and 4.25%, respectively, as of September 30, 2024.
(2)Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $121.3 million, $169.9 million and $48.6 million, respectively. The tax cost of investments is $3.6 billion.
(3)Preferred and common stock, warrants, and equity interest are generally non-income producing.
(4)Except for warrants in 22 publicly traded companies and common stock in 33 publicly traded companies, all investments are restricted as of September 30, 2024 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s valuation committee (the “Valuation Committee”) and approved by the board of directors (the “Board”).
(5)Non-U.S. company or the company’s principal place of business is outside the United States.
(6)Denotes that all or a portion of the investment in this portfolio company is held by Hercules SBIC V, L.P., the Company’s wholly owned small business investment company.
(7)Control investment as defined under the 1940 Act in which Hercules owns at least 25% of the company’s voting securities or has greater than 50% representation on its board.
(8)Debt is on non-accrual status as of September 30, 2024, and is therefore considered non-income producing.
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
(16)Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of September 30, 2024.
(17)Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of September 30, 2024 (Refer to “Note 11 - Commitments and Contingencies”).
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
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2024 (unaudited)
(dollars in thousands)
(21)Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of Common Stock for Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of September 30, 2024, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $2.4 million.
(22)Denotes the security holds rights to royalty fee income associated with certain products of the portfolio company. The approximate cost and fair value of the royalty contract are $12.0 million and $10.9 million, respectively.
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
(1)Prime represents 8.50% as of December 31, 2023. 1-month SOFR, 3-month SOFR, and 6-month SOFR represent 5.34%, 5.36%, and 5.35%, respectively, as of December 31, 2023.
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
Pursuant to the amended SEC Rule 2a-5 of the 1940 Act, the Board has designated the Company’s Valuation Committee as the “valuation designee”. As of September 30, 2024, approximately 97.4% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Company's Valuation Committee and approved by the Board. Fair Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the valuation designee of the Board. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820. The Company provides financing solutions to high-growth and innovative venture capital-backed and institutional-backed companies in technology-related industries including drug discovery and development, software, consumer & business services, and other healthcare services at all stages of development. Given the nature of investing in these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy established by the Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by the Company's Valuation Committee and approved by the Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2024, the Company held $102 thousand (Cost basis $102 thousand) of foreign cash. As of December 31, 2023, the Company held $804 thousand (Cost basis $842 thousand) of foreign cash. Restricted cash includes amounts that are held as collateral securing certain of the Company’s financing transactions, including amounts held in a securitization trust by trustees related to its 2031 Asset-Backed Notes (refer to “Note 5 – Debt”).
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
Comprehensive Income
The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income for the three and nine months ended September 30, 2024 or 2023. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.
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

3. Fair Value of Financial Instruments
Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2024 and December 31, 2023.

(in thousands)	Balance as of September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Other assets and liabilities
Escrow and Other Investment Receivables	$158	$—	$—	$158
Accounts Payable and Accrued Liabilities	(1,770)	—	—	(1,770)

Investments
Senior Secured Debt	$3,306,724	$—	$—	$3,306,724
Unsecured Debt	73,854	—	—	73,854
Preferred Stock	47,342	—	—	47,342
Common Stock(2)	95,693	49,018	—	46,675
Warrants	30,023	—	10,647	19,376
	$3,553,636	$49,018	$10,647	$3,493,971
Investment Funds & Vehicles measured at Net Asset Value(3)	6,877
Total Investments, at fair value	$3,560,513
Derivative Instruments(4)	(1,168)
Total Investments, at fair value including derivative instruments	$3,559,345

(in thousands)	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash and cash equivalents
Money Market Fund(1)	$56,000	$56,000	$—	$—

Other assets
Escrow and Other Investment Receivables	$10,888	$—	$—	$10,888

Investments
Senior Secured Debt	$2,987,577	$—	$—	$2,987,577
Unsecured Debt	69,722	—	—	69,722
Preferred Stock	53,038	—	—	53,038
Common Stock(2)	99,132	57,342	—	41,790
Warrants	33,969	—	11,881	22,088
	$3,243,438	$57,342	$11,881	$3,174,215
Investment Funds & Vehicles measured at Net Asset Value(3)	4,608
Total Investments, at fair value	$3,248,046
Derivative Instruments(4)	(766)
Total Investments including cash and cash equivalents and derivative instruments	$3,303,280
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

The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2024 and 2023.

(in thousands)	Balance as of January 1, 2024	Net Realized Gains (Losses)(1)	Net Change in Unrealized Appreciation (Depreciation)(2)	Purchases(5)	Sales	Repayments(6)	Gross Transfers into Level 3(3)*	Gross Transfers out of Level 3(3)*	Balance as of September 30, 2024

Investments
Senior Secured Debt	$2,987,577	$(9,120)	$(34,978)	$1,099,563	$—	$(732,225)	$—	$(4,093)	$3,306,724
Unsecured Debt	69,722	—	828	3,304	—	—	—	—	73,854
Preferred Stock	53,038	(711)	(9,013)	1,597	—	—	2,431	—	47,342
Common Stock	41,790	(1,351)	474	4,100	—	—	1,662	—	46,675
Warrants	22,088	(464)	(2,367)	2,948	(2,829)	—	—	—	19,376
Other Assets and Liabilities
Escrow and Other Investment Receivables	10,888	85	5,869	43	(18,497)	—	—	1,770	158
Accounts Payable and Accrued Liabilities	—	—	—	—	—	—	(1,770)	—	(1,770)
Total	$3,185,103	$(11,561)	$(39,187)	$1,111,555	$(21,326)	$(732,225)	$2,323	$(2,323)	$3,492,359

(in thousands)	Balance as of January 1, 2023	Net Realized Gains (Losses)(1)	Net Change in Unrealized Appreciation (Depreciation)(2)	Purchases(5)	Sales	Repayments(6)	Gross Transfers into Level 3(4)*	Gross Transfers out of Level 3(4)*	Balance as of September 30, 2023
Investments
Senior Secured Debt	$2,741,388	$(5,400)	$(22,135)	$1,003,953	$—	$(695,856)	$—	$—	$3,021,950
Unsecured Debt	54,056	—	4,958	10,916	—	—	—	—	69,930
Preferred Stock	41,488	(3,441)	1,392	2,851	—	—	—	—	42,290
Common Stock	25,059	—	10,684	4,500	(594)	—	—	—	39,649
Warrants	19,419	(3,443)	1,539	3,711	(1,108)	—	—	—	20,118
Other Assets
Escrow Receivable	875	80	—	—	(207)	—	—	—	748
Total	$2,882,285	$(12,204)	$(3,562)	$1,025,931	$(1,909)	$(695,856)	$—	$—	$3,194,685
* The Company recognizes transfers as of the transaction date.
(1)Included in net realized gains (losses) in the accompanying Consolidated Statements of Operations.
(2)Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)Transfers out of Level 3 during the nine months ended September 30, 2024 related to the conversion of the Company's Level 3 debt investments in Better Therapeutics, Inc. and Eigen Technologies Ltd. into common stock and preferred stock Level 3 investments in acquiring companies.
(4)There were no transfers into or out of Level 3 during the nine months ended September 30, 2023.
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

(in millions)	Nine Months Ended September 30,
	2024	2023
Debt Investments	$(32.3)	$(16.9)
Preferred Stock	(9.2)	(2.0)
Common Stock	(0.3)	10.7
Warrant Investments	(0.8)	(0.9)

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level 3 Debt Investments	Fair Value as of September 30, 2024 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(2)
Pharmaceuticals	$990,349	Market Comparable Companies	Hypothetical Market Yield	9.90% - 16.55%	12.74%
			Premium/(Discount)	(2.00)% - 4.00%	0.08%

Technology	1,202,375	Market Comparable Companies	Hypothetical Market Yield	10.08% - 19.19%	13.26%
			Premium/(Discount)	(0.75)% - 3.00%	0.33%
	25,745	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 70.00%	50.64%
	52,586	Liquidation(3)	Probability weighting of alternative outcomes	5.00% - 100.00%	57.86%

Sustainable and Renewable Technology	20,957	Market Comparable Companies	Hypothetical Market Yield	12.13% - 15.66%	15.43%
			Premium/(Discount)	0.25% - 3.00%	0.43%

Medical Devices	55,413	Market Comparable Companies	Hypothetical Market Yield	12.23% - 13.19%	12.65%
			Premium/(Discount)	0.00% - 0.50%	0.28%

Lower Middle Market	601,995	Market Comparable Companies	Hypothetical Market Yield	8.66% - 19.68%	14.61%
			Premium/(Discount)	(0.25)% - 3.25%	0.84%
Debt Investments for which Cost Approximates Fair Value
	240,443	Debt Investments originated within 6 months
	70,171	Imminent Payoffs(4)
	72,911	Debt Investments Maturing in Less than One Year
	47,633	Debt Investments in Wholly-Owned Subsidiaries
	$3,380,578	Total Level 3 Debt Investments
Accounts Payable and Accrued Liabilities	(1,770)	Liquidation(3)	Probability weighting of alternative outcomes	10.00% - 50.00%	38.97%
	$3,378,808	Total Level Three Debt Investments and Other Investment Receivables (Payables)
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

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of September 30, 2024 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(5)
Equity Investments	$43,990	Market Comparable Companies	Revenue Multiple(2)	0.4x - 14.8x	13.4x
			Tangible Book Value Multiple(2)	1.6x - 1.6x	1.6x
			Discount for Lack of Marketability(3)	13.48% - 92.82%	36.18%
	13,781	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(83.75)% - 30.35%	(8.48)%
	33,234	Discounted Cash Flow	Discount Rate(7)	11.52% - 33.40%	31.14%
	3,012	Other(6)
Warrant Investments	15,466	Market Comparable Companies	Revenue Multiple(2)	0.9x - 11.9x	4.1x
			Discount for Lack of Marketability(3)	12.93% - 33.96%	24.63%
	3,910	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(62.04)% - 30.35%	(1.40)%
Total Level 3 Equity and Warrant Investments	$113,393
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
As of September 30, 2024 and December 31, 2023, the 2033 Notes were trading on the New York Stock Exchange (“NYSE”) at $25.63 and $25.25 per unit at par value. The par value at underwriting for the 2033 Notes was $25.00 per unit. Based on market quotations on or around September 30, 2024 and December 31, 2023, the 2031 Asset-Backed Notes were quoted for 0.970 and 0.950. The fair values of the SBA debentures, February 2025 Notes, June 2025 Notes, June 2025 3-Year Notes, March 2026 A Notes, March 2026 B Notes, September 2026, and January 2027 Notes are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms. The fair values of the outstanding debt under the MUFG Bank Facility and the SMBC Facility are equal to their outstanding principal balances as of September 30, 2024 and December 31, 2023.
The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
SBA Debentures	$170,763	$155,728	$—	$—	$155,728
February 2025 Notes	49,952	49,902	—	—	49,902
June 2025 Notes	69,879	69,890	—	—	69,890
June 2025 3-Year Notes	49,887	50,560	—	—	50,560
March 2026 A Notes	49,866	48,691	—	—	48,691
March 2026 B Notes	49,854	48,726	—	—	48,726
September 2026 Notes	323,075	301,311	—	—	301,311
January 2027 Notes	346,932	327,712	—	—	327,712
2031 Asset-Backed Notes	148,985	145,500	—	145,500	—
2033 Notes	39,016	41,008	—	41,008	—
MUFG Bank Facility	240,000	240,000	—	—	240,000
SMBC Facility	201,000	201,000	—	—	201,000
Total	$1,739,209	$1,680,028	$—	$186,508	$1,493,520

(in thousands)	December 31, 2023
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
SBA Debentures	$170,323	$142,011	$—	$—	$142,011
July 2024 Notes	104,828	105,755	—	—	105,755
February 2025 Notes	49,866	49,144	—	—	49,144
June 2025 Notes	69,757	67,198	—	—	67,198
June 2025 3-Year Notes	49,771	48,983	—	—	48,983
March 2026 A Notes	49,795	47,702	—	—	47,702
March 2026 B Notes	49,776	47,759	—	—	47,759
September 2026 Notes	322,339	288,711	—	—	288,711
January 2027 Notes	345,935	315,832	—	—	315,832
2031 Asset-Backed Notes	148,544	142,500	—	142,500	—
2033 Notes	38,935	40,400	—	40,400	—
MUFG Bank Facility	61,000	61,000	—	—	61,000
SMBC Facility	94,000	94,000	—	—	94,000
Total	$1,554,869	$1,450,995	$—	$182,900	$1,268,095
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
The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three and nine months ended September 30, 2024 and 2023.

(in thousands)			Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
Portfolio Company(1)	Type	Fair Value as of September 30, 2024	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$319	$—	$—	$133	$—	$—	$—	$57	$—
Gibraltar Acquisition LLC(2)	Control	57,302	1,359	36	(74)	—	3,926	108	(6,365)	—
Hercules Adviser LLC(3)	Control	43,433	1,954	—	705	—	5,457	—	2,720	—
Tectura Corporation	Control	12,043	174	—	509	—	518	—	526	—
Total Control Investments		$113,097	$3,487	$36	$1,273	$—	$9,901	$108	$(3,062)	$—

(in thousands)			Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
Portfolio Company(1)	Type	Fair Value as of September 30, 2023	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$247	$—	$—	$(50)	$—	$—	$—	$(72)	$—
Gibraltar Acquisition, LLC(2)	Control	55,992	772	22	(1,726)	—	2,299	60	4,676	—
Hercules Adviser LLC(3)	Control	40,668	153	—	1,507	—	455	—	9,515	—
Tectura Corporation	Control	6,243	174	—	(830)	—	516	—	(1,799)	—
Total Control Investments		$103,150	$1,099	$22	$(1,099)	$—	$3,270	$60	$12,320	$—
(1)In accordance with Rules 3-09, 4-08(g), and Rule 10-01(b)(1) of Regulation S-X, (“Rule 3-09”, “Rule 4-08(g)”, and “Rule 10-01(b)(1)”, respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of September 30, 2024 and September 30, 2023, there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.
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
Portfolio Composition
The following table shows the fair value of the Company’s portfolio of investments by asset class as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$3,306,724	92.9%	$2,987,577	92.0%
Unsecured Debt	73,854	2.1%	69,722	2.2%
Preferred Stock	47,342	1.3%	53,038	1.6%
Common Stock	95,693	2.7%	99,132	3.1%
Warrants	30,023	0.8%	33,969	1.0%
Investment Funds & Vehicles	6,877	0.2%	4,608	0.1%
Total	$3,560,513	100.0%	$3,248,046	100.0%
A summary of the Company’s investment portfolio, at value, by geographic location as of September 30, 2024 and December 31, 2023 is shown as follows:

(in thousands)	September 30, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$3,219,874	90.4%	$2,861,615	88.1%
United Kingdom	174,566	4.9%	222,136	6.9%
Israel	77,767	2.2%	52,868	1.6%
Netherlands	59,562	1.7%	89,995	2.8%
Canada	16,441	0.5%	15,730	0.5%
Ireland	4,513	0.1%	—	0.0%
Denmark	4,176	0.1%	4,173	0.1%
Singapore	1,999	0.1%	—	0.0%
Germany	1,219	0.0%	1,144	0.0%
Other	396	0.0%	385	0.0%
Total	$3,560,513	100.0%	$3,248,046	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$1,125,617	31.6%	$1,257,699	38.7%
Software	1,018,236	28.6%	764,985	23.6%
Healthcare Services, Other	574,750	16.1%	300,079	9.3%
Consumer & Business Services	355,831	10.0%	525,973	16.2%
Diversified Financial Services	112,709	3.2%	114,722	3.5%
Electronics & Computer Hardware	96,125	2.7%	20,324	0.6%
Information Services	81,266	2.3%	126,605	3.9%
Medical Devices & Equipment	56,153	1.6%	22,096	0.7%
Space Technologies	46,082	1.3%	—	0.0%
Biotechnology Tools	35,311	1.0%	48,381	1.5%
Sustainable and Renewable Technology	27,858	0.8%	9,581	0.3%
Communications & Networking	26,465	0.7%	29,400	0.9%
Manufacturing Technology	2,096	0.1%	11,006	0.3%
Consumer & Business Products	1,285	0.0%	2,589	0.1%
Semiconductors	655	0.0%	1,205	0.0%
Media/Content/Info	55	0.0%	12,704	0.4%
Drug Delivery	19	0.0%	21	0.0%
Surgical Devices	—	0.0%	676	0.0%
Total	$3,560,513	100.0%	$3,248,046	100.0%
No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of September 30, 2024 or December 31, 2023.
Concentrations of Credit Risk
As of September 30, 2024, the Company’s customers are primarily privately held companies and public companies which are active in the “Drug Discovery & Development”, “Software”, “Healthcare Services, Other”, “Consumer & Business Services”, and “Diversified Financial Services” sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.
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
As of September 30, 2024 and December 31, 2023, the Company’s ten largest portfolio companies represented approximately 30.6% and 29.7% of the total fair value of the Company’s investments in portfolio companies, respectively. As of September 30, 2024 and December 31, 2023, the Company had five and five portfolio companies, respectively, that represented 5% or more of the Company’s net assets. As of September 30, 2024 and December 31, 2023, the Company had four and five equity investments, respectively, that represented 5% or more of the total fair value of the Company’s equity investments. These equity investments represented approximately 52.9% and 56.5% of the total fair value of the Company’s equity investments as of September 30, 2024 and December 31, 2023, respectively.
Investment Collateral
In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. The Company's investments were collateralized as follows as of September 30, 2024 and December 31, 2023:

	Percentage of debt investments (at fair value), as of
	September 30, 2024	December 31, 2023
Senior Secured First Lien
All assets including intellectual property	63.1%	52.3%
All assets with negative pledge on intellectual property	16.1%	24.0%
“Last-out” with security interest in all of the assets	10.3%	12.5%
Total senior secured first lien position	89.5%	88.8%
Second lien	8.3%	8.9%
Unsecured	2.2%	2.3%
Total debt investments at fair value	100.0%	100.0%
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The following is a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of September 30, 2024 and December 31, 2023:

(in thousands)		Fair Value
Derivative Instrument	Statement Location	September 30, 2024	December 31, 2023
Foreign currency forward contract	Other assets	$—	$—
Foreign currency forward contract	Accounts payable and accrued liabilities	1,168	766
	Total	$1,168	$766
Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the three and nine months ended September 30, 2024 and 2023 are in the following locations in the Consolidated Statements of Operations:

(in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2024	2023	2024	2023
Foreign currency forward contract	Net realized gain (loss) - Non-control / Non-affiliate investments	$—	$—	$(849)	$—
Foreign currency forward contract	Net change in unrealized appreciation (depreciation) - Non-control / Non-affiliate investments	(1,356)	784	(402)	230
	Total	$(1,356)	$784	$(1,251)	$230
Investment Income
The Company’s investment portfolio generates interest, fee, and dividend income. The composition of the Company’s interest income and fee income is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest income	$90,288	$89,747	$268,441	$258,685
Exit fee interest income	12,047	10,904	34,519	34,340
PIK interest income	12,706	6,652	37,870	17,999
Dividend income	2,100	—	5,800	—
Other investment income(1)	1,909	3,036	5,728	8,198
Total interest and dividend income	$119,050	$110,339	$352,358	$319,222
(1)Other investment income includes OID interest income and interest recorded on other assets.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Recurring fee income	$2,423	$2,243	$7,081	$6,418
Fee income - expired commitments	413	300	1,790	651
Accelerated fee income - early repayments	3,362	3,862	10,578	11,774
Total fee income	$6,198	$6,405	$19,449	$18,843
As of September 30, 2024 and December 31, 2023, unamortized capitalized fee income was recorded as follows:

(in millions)	September 30, 2024	December 31, 2023
Offset against debt investment cost	$36.7	$32.9
Deferred obligation contingent on funding or other milestone	9.7	9.4
Total Unamortized Fee Income	$46.4	$42.3
As of September 30, 2024 and December 31, 2023, loan exit fees receivable were recorded as follows:

(in millions)	September 30, 2024	December 31, 2023
Included within debt investment cost	$37.0	$35.9
Deferred receivable related to expired commitments	3.4	4.3
Total Exit Fees Receivable	$40.4	$40.2
5. Debt
As of September 30, 2024 and December 31, 2023, the Company had the following available and outstanding debt:

(in thousands)	September 30, 2024			December 31, 2023
	Total Available	Principal	Carrying Value(1)	Total Available	Principal	Carrying Value(1)
SBA Debentures(2)(4)	$350,000	$175,000	$170,763	$175,000	$175,000	$170,323
July 2024 Notes	—	—	—	105,000	105,000	104,828
February 2025 Notes	50,000	50,000	49,952	50,000	50,000	49,866
June 2025 Notes	70,000	70,000	69,879	70,000	70,000	69,757
June 2025 3-Year Notes	50,000	50,000	49,887	50,000	50,000	49,771
March 2026 A Notes	50,000	50,000	49,866	50,000	50,000	49,795
March 2026 B Notes	50,000	50,000	49,854	50,000	50,000	49,776
September 2026 Notes	325,000	325,000	323,075	325,000	325,000	322,339
January 2027 Notes	350,000	350,000	346,932	350,000	350,000	345,935
2031 Asset-Backed Notes	150,000	150,000	148,985	150,000	150,000	148,544
2033 Notes	40,000	40,000	39,016	40,000	40,000	38,935
MUFG Bank Facility(2)	400,000	240,000	240,000	400,000	61,000	61,000
SMBC Facility(2)(3)	400,000	201,000	201,000	400,000	94,000	94,000
Total	$2,285,000	$1,751,000	$1,739,209	$2,215,000	$1,570,000	$1,554,869
(1)Except for the SMBC Facility and MUFG Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the debt as of the balance sheet date.
(2)Availability subject to the Company meeting the borrowing base requirements.
(3)“Total Available” includes $175.0 million of available commitment through the letter of credit facility as of September 30, 2024 and December 31, 2023.
(4)As of September 30, 2024, the total available debt under the SBA Debentures was $350.0 million, of which $175.0 million was available to HC IV and $175.0 million was available to SBIC V. As of December 31, 2023, the total available debt under the SBA debentures was $175.0 million, all of which was available to HC IV.

Debt issuance costs, net of accumulated amortization, were as follows as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
SBA Debentures	$4,237	$4,677
July 2024 Notes	—	172
February 2025 Notes	48	134
June 2025 Notes	121	243
June 2025 3-Year Notes	113	229
March 2026 A Notes	134	205
March 2026 B Notes	146	224
September 2026 Notes	1,925	2,661
January 2027 Notes	3,068	4,065
2031 Asset-Backed Notes	1,015	1,456
2033 Notes	984	1,065
MUFG Bank Facility(1)	2,220	3,540
SMBC Facility(1)	1,235	1,775
Total	$15,246	$20,446
(1)The MUFG Bank Facility and SMBC Facility, are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.
For the three and nine months ended September 30, 2024, the components of interest expense, related fees, and cash paid for interest expense for debt were as follows:

(in thousands)	Three Months Ended September 30, 2024					Nine Months Ended September 30, 2024
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$1,149	$147	$—	$1,296	$2,300	$3,424	$439	$—	$3,863	$4,575
July 2024 Notes	202	24	—	226	2,504	2,706	172	—	2,878	5,008
February 2025 Notes	535	29	—	564	1,070	1,605	86	—	1,691	2,140
June 2025 Notes	755	40	—	795	—	2,263	121	—	2,384	1,508
June 2025 3-Year Notes	750	38	—	788	—	2,250	116	—	2,366	1,500
March 2026 A Notes	563	24	—	587	1,125	1,688	71	—	1,759	2,250
March 2026 B Notes	568	25	—	593	1,138	1,706	77	—	1,783	2,276
September 2026 Notes	2,174	205	—	2,379	4,266	6,523	612	—	7,135	8,531
January 2027 Notes	3,080	208	—	3,288	5,906	9,236	622	—	9,858	11,812
2031 Asset-Backed Notes	1,903	100	—	2,003	1,856	5,710	300	—	6,010	5,568
2033 Notes	625	27	—	652	625	1,875	81	—	1,956	1,875
MUFG Bank Facility	4,105	443	329	4,877	3,875	8,181	1,328	1,572	11,081	7,596
SMBC Facility	3,961	180	174	4,315	4,020	9,989	540	599	11,128	9,582
Total	$20,370	$1,490	$503	$22,363	$28,685	$57,156	$4,565	$2,171	$63,892	$64,221

(1)Interest expense includes amortization of original issue discounts for the three months ended September 30, 2024 of $42 thousand, $126 thousand, and $47 thousand related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively. Interest expense includes amortization of original issue discounts for the nine months ended September 30, 2024 of $125 thousand, $377 thousand, and $141 thousand, related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.

For the three and nine months ended September 30, 2023, the components of interest expense, related fees, and cash paid for interest expense for debt were as follows:

(in thousands)	Three Months Ended September 30, 2023					Nine Months Ended September 30, 2023
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$1,150	$146	$—	$1,296	$2,300	$3,412	$436	$—	$3,848	$4,562
July 2024 Notes	1,252	74	—	1,326	2,505	3,756	222	—	3,978	5,009
February 2025 Notes	535	29	—	564	1,070	1,605	86	—	1,691	2,140
June 2025 Notes	754	40	—	794	—	2,263	121	—	2,384	1,509
June 2025 3-Year Notes	750	39	—	789	—	2,250	117	—	2,367	1,500
March 2026 A Notes	563	24	—	587	1,125	1,688	71	—	1,759	2,250
March 2026 B Notes	569	26	—	595	1,138	1,706	78	—	1,784	2,275
September 2026 Notes	2,174	203	—	2,377	4,266	6,523	611	—	7,134	8,532
January 2027 Notes	3,079	207	—	3,286	5,906	9,236	621	—	9,857	11,812
2031 Asset-Backed Notes	1,902	101	—	2,003	1,857	5,709	301	—	6,010	5,570
2033 Notes	625	27	—	652	625	1,875	81	—	1,956	1,875
MUFG Bank Facility	1,247	443	709	2,399	1,240	4,323	1,327	2,017	7,667	4,673
SMBC Facility	1,828	180	276	2,284	1,715	5,891	513	715	7,119	5,703
Total	$16,428	$1,539	$985	$18,952	$23,747	$50,237	$4,585	$2,732	$57,554	$57,410

(1)Interest expense includes amortization of original issue discounts for the three months ended September 30, 2023 of $42 thousand, $126 thousand, and $47 thousand related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively. Interest expense includes amortization of original issue discounts for the nine months ended September 30, 2023, of $125 thousand, $377 thousand, and $141 thousand, related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.
The overall weighted average cost of debt for the Company was approximately 5.1% and 4.8% for the three months ended September 30, 2024 and 2023, respectively and 5.0% and 4.8% for the nine months ended September 30, 2024 and 2023, respectively. The weighted average cost of debt includes interest and fees on the Company's debt but excludes the impact of fee accelerations due to the extinguishment of debt, as applicable. As of September 30, 2024 and December 31, 2023, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company’s debt.
SBA Debentures
The Company held the following SBA debentures outstanding principal balances as of September 30, 2024 and December 31, 2023:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	September 30, 2024	December 31, 2023
March 26, 2021	September 1, 2031	1.58%	$37,500	$37,500
June 25, 2021	September 1, 2031	1.58%	16,200	16,200
July 28, 2021	September 1, 2031	1.58%	5,400	5,400
August 20, 2021	September 1, 2031	1.58%	5,400	5,400
October 21, 2021	March 1, 2032	3.21%	14,000	14,000
November 1, 2021	March 1, 2032	3.21%	21,000	21,000
November 15, 2021	March 1, 2032	3.21%	5,200	5,200
November 30, 2021	March 1, 2032	3.21%	20,800	20,800
December 20, 2021	March 1, 2032	3.21%	10,000	10,000
December 23, 2021	March 1, 2032	3.21%	10,000	10,000
December 28, 2021	March 1, 2032	3.21%	5,000	5,000
January 14, 2022	March 1, 2032	3.21%	4,500	4,500
January 21, 2022	March 1, 2032	3.21%	20,000	20,000
Total SBA Debentures			$175,000	$175,000
(1)Interest rates are determined initially at issuance and reset to a fixed rate at the debentures pooling date. The rates are inclusive of annual SBA charges.
SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments. The SBA as part of its oversight periodically examines and audits to determine SBICs compliance with SBA regulations. Our SBIC was in compliance with all SBIC terms, including those pertaining to the SBA Debentures as of September 30, 2024 and December 31, 2023.
HC IV received its license to operate as an SBIC on October 27, 2020. The license has a 10-year term. Through the license, HC IV has access to $175.0 million of capital through the SBA debenture program, subject to maintaining certain conditions. As of September 30, 2024 and December 31, 2023, HC IV has issued a total of $175.0 million in SBA guaranteed debentures.
On July 9, 2024, SBIC V received its license to operate as an SBIC. This is Hercules' fourth SBIC license, through which the Company has access to $175.0 million of SBA debentures, subject to meeting certain conditions. The license has a 10-year term and SBA debentures bear fixed interest based on the treasury rate plus a spread applicable for the period the debentures are drawn. As of the latest debenture pooling date in September 2024, SBA debentures were issued with an interest rate of approximately 4.509%. The actual rates may vary depending on the timing of drawdown and pooling period.
The following table summarizes information related to our SBICs as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
Description	HC IV	SBIC V	HC IV	SBIC V
Number of investments held	28	1	25	—
Fair value of investments (in millions)	$352.4	$11.2	$331.5	$—
Percentage of fair value of investments based on the Company's total investment portfolio	9.9%	0.3%	10.2%	0.0%
Tangible assets (in millions)	$369.7	$13.3	$341.8	$—
Percentage of tangible assets based on the Company's total assets	10.1%	0.4%	10.0%	0.0%
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
Under the terms of the 2031 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2031 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2031 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of September 30, 2024 and December 31, 2023, there was approximately $5.1 million and $17.1 million, respectively, of funds segregated as restricted cash related to the 2031 Asset-Backed Notes. The reinvestment period for 2031 Asset-Backed Notes ended on July 20, 2024, and as a result all principal payments received from portfolio companies will no longer be eligible for reinvestment and will be utilized to pay down the outstanding principal amount.
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
Credit Facilities
As of September 30, 2024 and December 31, 2023, the Company has two available credit facilities, the MUFG Bank Facility and the SMBC Facility (together, the “Credit Facilities”). For the nine months ended September 30, 2024 and year ended December 31, 2023, the weighted average interest rate was 7.79% and 7.41%, respectively, and the average debt outstanding under the Credit Facilities was $311.0 million and $192.3 million, respectively.
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
SMBC Facility
On June 14, 2022, the Company entered into a second amendment to a revolving credit agreement, which amends the revolving credit agreement, dated as of November 9, 2021, with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”), as administrative agent, and the lenders and issuing banks to the SMBC Facility. As of September 30, 2024, the SMBC Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies of up to $225.0 million, from which the Company may access subject to certain conditions. The SMBC Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $500.0 million, funded by existing or additional lenders and with the agreement of SMBC Bank and subject to other customary conditions. Availability under the SMBC Facility will terminate on November 7, 2025, and the outstanding loans under the SMBC Facility will mature on November 9, 2026. Borrowings under the SMBC Facility are subject to compliance with a borrowing base and an aggregate portfolio balance. The Company’s obligations under the SMBC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and the subsidiary guarantors thereunder.
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
Taxable income and taxable net realized gains (losses) for the three and nine months ended September 30, 2024 and 2023 appears as follows:

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2024	2023	2024	2023
Taxable income	$75.8	$72.7	$230.0	$197.7
Taxable income per share	$0.47	$0.50	$1.44	$1.40
Taxable net realized gains (losses)	$8.7	$6.8	$18.1	$34.2
Taxable net realized gains (losses) per share	$0.05	$0.04	$0.11	$0.24
Weighted average shares outstanding	161.0	146.9	159.7	141.2
The aggregate gross unrealized appreciation of the Company’s investments over cost for U.S. federal income tax purposes appears as follows:

(in millions)
	September 30, 2024	December 31, 2023
Aggregate Gross Unrealized Appreciation	$121.3	$118.3
Aggregate Gross Unrealized Depreciation	169.9	115.9
Net Unrealized Appreciation (Depreciation) over cost for U.S. federal income tax purposes	(48.6)	2.4
Aggregate cost of securities for U.S. federal income tax purposes (in billions)	3.6	3.2
For the three and nine months ended September 30, 2024, the Company paid zero and $5.2 million of income tax, including excise tax, and had $5.3 million of accrued, but unpaid tax expense as of September 30, 2024. For the three and nine months ended September 30, 2023, the Company paid approximately $0.1 million and $5.2 million of income tax, including excise tax, and had $5.3 million of accrued, but unpaid tax expense as of September 30, 2023.
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
7. Stockholders’ Equity and Distributions
The Company has issued and outstanding 162,505,144 and 157,758,072 shares of common stock as of September 30, 2024 and December 31, 2023, respectively. The Company currently sell shares through its equity distribution agreement with JMP Securities LLC (“JMP”) and Jefferies LLC (“Jefferies”) (the “2023 Equity Distribution Agreement”) entered into on May 5, 2023. The 2023 Equity Distribution Agreement provides that the Company may offer and sell up to 25.0 million shares of its common stock from time to time through JMP or Jefferies, as the Company's sales agents. Sales of the Company's common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. Additionally, on August 7, 2023, the Company sold 6.5 million shares of common stock through an upsized public offering pursuant to an underwriting agreement with Morgan Stanley & Co. LLC, UBS Securities, and Wells Fargo Securities, LLC as joint book-running managers to sell.
The Company issued and sold the following shares of common stock during the nine months ended September 30, 2024 and 2023:

(in millions, except per share data)
Nine Months Ended September 30,	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Price/Share
2024	3.7	$67.3	$1.0	$66.3	$17.83
2023	16.2	$243.6	$5.3	$238.3	$14.69
The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of September 30, 2024, approximately 13.6 million shares remain available for issuance and sale under the current equity distribution agreement.
The Company currently pays quarterly distributions to its stockholders. The following table summarizes the Company’s distributions declared during the nine months ended September 30, 2024 and year ended December 31, 2023:

(in thousands, except per share data)
Distribution Type	Declared Date	Record Date	Payment Date	Per Share Amount	Total Amount
Base	February 9, 2023	March 2, 2023	March 9, 2023	$0.39	$53,749
Supplemental	February 9, 2023	March 2, 2023	March 9, 2023	$0.08	$11,025
Base	April 27, 2023	May 16, 2023	May 23, 2023	$0.39	$55,910
Supplemental	April 27, 2023	May 16, 2023	May 23, 2023	$0.08	$11,469
Base	July 28, 2023	August 18, 2023	August 25, 2023	$0.40	$60,445
Supplemental	July 28, 2023	August 18, 2023	August 25, 2023	$0.08	$12,089
Base	October 26, 2023	November 15, 2023	November 22, 2023	$0.40	$61,345
Supplemental	October 26, 2023	November 15, 2023	November 22, 2023	$0.08	$12,269
Total distributions declared during the year ended December 31, 2023				$1.90	$278,301
Base	February 8, 2024	February 28, 2024	March 6, 2024	$0.40	$63,359
Supplemental	February 8, 2024	February 28, 2024	March 6, 2024	$0.08	$12,672
Base	April 25, 2024	May 14, 2024	May 21, 2024	$0.40	$64,912
Supplemental	April 25, 2024	May 14, 2024	May 21, 2024	$0.08	$12,982
Base	July 25, 2024	August 13, 2024	August 20, 2024	$0.40	$64,953
Supplemental	July 25, 2024	August 13, 2024	August 20, 2024	$0.08	$12,990
Total distributions declared during the nine months ended September 30, 2024				$1.44	$231,868
During the nine months ended September 30, 2024, for income tax purposes, the distributions paid of $1.44 per share were comprised of ordinary income. As of September 30, 2024, the Company estimates that it has generated undistributed taxable earnings “spillover” of $0.94 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements.
The Company has a distribution reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend record date. During the nine months ended September 30, 2024 and 2023, the Company issued 342,129 and 197,592 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan.
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
The Company has granted equity-based awards that have service and performance conditions. Certain of the Company’s equity-based awards are classified as liability awards in accordance with ASC Topic 718, Compensation – Stock Compensation. All of the Company’s equity-based awards require future service, and are expensed over the relevant service period. The Company does not estimate forfeitures, and reverses all unvested costs associated with equity-awards in the period they are forfeited. For the three months ended September 30, 2024, and 2023, the Company recognized $3.2 million and $3.3 million of stock-based compensation expense in the Consolidated Statements of Operations, respectively. For the nine months ended September 30, 2024, and 2023, the company recognized $9.7 million and $9.8 million of stock-based compensation expense in the Consolidated Statements of Operations, respectively. As of September 30, 2024, and 2023, approximately $20.0 million and $21.3 million of total unrecognized compensation costs expected to be recognized over the next 2.3 and 2.8 years, respectively.
Service-Vesting Awards
The Company grants equity-based awards which have service conditions, which generally begin to vest one-third after one year after the date of grant and ratably over the succeeding 2 years in accordance with the individual award terms. Certain awards have service conditions of longer duration and may begin to vest up to seven years after the date of grant. These equity-based awards which vest upon achievement of service conditions are collectively referred to as the “Service Vesting Awards”. The grant date fair value of Service Vesting Awards granted during the nine months ended September 30, 2024, and 2023, were approximately $14.7 million, and $18.3 million, respectively.
The Company has granted restricted stock equity awards in the form of restricted stock awards and restricted stock units. The Company determines the grant date fair values of restricted stock equity awards using the grant date stock close price. The activities for the Company's unvested restricted stock equity awards for each of the nine months ended September 30, 2024, and 2023, are summarized below:

	Nine Months Ended September 30,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested Shares Beginning of Period	1,880,409	$14.52	958,985	$16.35
Granted	835,481	$17.48	1,314,268	$13.83
Vested	(687,360)	$14.46	(526,292)	$16.18
Forfeited	(38,128)	$15.45	(11,572)	$15.42
Unvested Shares End of Period	1,990,402	$12.70	1,735,389	$14.50
In addition to the restricted stock equity-based awards, the Company has also issued stock options to certain employees. The fair value of options granted during the nine months ended September 30, 2024 and 2023, was approximately $134,000 and $134,000, respectively. During the nine months ended September 30, 2024 and 2023, approximately $98,000, and $73,000, of share-based cost due to stock option grants was expensed, respectively.
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
During the nine months ended September 30, 2024 and 2023, no Performance Awards were granted or vested. During the nine months ended September 30, 2024, no shares of Performance DEUs were issued or vested. During the nine months ended September 30, 2023, 54,858 Performance DEUs were issued with a grant date fair value of $0.7 million. As of September 30, 2024 and 2023, there were no unvested Performance Awards.
Liability Classified Awards
The Company has granted equity-based awards which are subject to both service and performance conditions. These awards are settled either in cash or a fixed dollar value of shares, subject to the terms of each individual award, and therefore classified as liability awards (the “Liability Awards”). As of September 30, 2024, all Liability Awards have vested and have been settled. Generally, if the performance conditions of these types of awards are not met, the total compensation expense related to the Liability Awards may be less than the maximum granted value of the awards. The Company records Liability Awards as deferred compensation within Accounts Payable and Accrued Liabilities included on the Consolidated Statements of Assets and Liabilities.
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
For the nine months ended September 30, 2024, there was approximately $0.5 million of compensation expense related to the Liability Awards recognized in the Consolidated Statements of Operations and no amounts remain outstanding. During the nine months ended September 30, 2024 and 2023, $3.1 million and no Liability Awards vested, respectively.
As of September 30, 2023, all Liability Awards were unvested and there was approximately $0.9 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 0.6 years. For the nine months ended September 30, 2023, there was approximately $1.1 million of compensation expense related to the Liability Awards recognized in the Consolidated Statements of Operations and $2.2 million accrued within Accounts Payable and Accrued Liabilities in the Consolidated Statements of Assets and Liabilities.

9. Earnings Per Share
Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net increase (decrease) in net assets resulting from operations	$68,711	$27,967	$201,527	$217,306
Less: Total distributions declared	(77,943)	(72,534)	(231,868)	(204,687)
Total Earnings (loss), net of total distributions	(9,232)	(44,567)	(30,341)	12,619

Earnings (loss), net of distributions attributable to common shares	(9,232)	(44,567)	(30,341)	12,486
Add: Distributions declared attributable to common shares	77,263	71,860	229,650	202,556
Numerator for basic and diluted change in net assets per common share	$68,031	$27,293	$199,309	$215,042

Denominator
Basic weighted average common shares outstanding	161,019	146,899	159,742	141,223
Common shares issuable	496	211	511	903
Weighted average common shares outstanding assuming dilution	161,515	147,110	160,253	142,126

Change in net assets per common share:
Basic	$0.42	$0.19	$1.25	$1.52
Diluted	$0.42	$0.19	$1.24	$1.51
In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.
The calculation of change in net assets resulting from operations per common share assuming dilution, excludes all anti-dilutive shares. For the three and nine months ended September 30, 2024, and 2023, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-dilutive Securities	2024	2023	2024	2023
Unvested common stock options	832	347	1,212	1,782
Restricted stock units	—	—	—	5,810
Unvested restricted stock awards	152	395	398	40,034

As of September 30, 2024 and December 31, 2023, the Company was authorized to issue 200.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.
On October 28, 2024, the Company filed Articles of Amendment (the “Charter Amendment”) with the Secretary of State of the State of Maryland. The Charter Amendment amended the Company’s Articles of Incorporation to increase the number of authorized shares of Company stock from 200.0 million shares to 300.0 million shares, as approved by the Company’s Board. The Charter Amendment is effective as of October 28, 2024.

10. Financial Highlights
Following is a schedule of financial highlights for the nine months ended September 30, 2024 and 2023:

(in thousands, except per share data and ratios)	Nine Months Ended September 30,
	2024	2023
Per share data: (1)
Net asset value at beginning of period	$11.43	$10.53
Net investment income	1.53	1.54
Net realized gain (loss)	0.01	0.04
Net unrealized appreciation (depreciation)	(0.28)	(0.04)
Total from investment operations	1.26	1.54
Net increase (decrease) in net assets from capital share transactions(1)	0.10	0.25
Distributions of net investment income(6)	(1.45)	(1.45)
Stock-based compensation expense included in net investment income and other movements(2)	0.06	0.06
Net asset value at end of period	$11.40	$10.93

Ratios and supplemental data:
Per share market value at end of period	$19.64	$16.42
Total return(3)	26.84%	36.09%
Shares outstanding at end of period	162,505	151,179
Weighted average number of common shares outstanding	159,742	141,223
Net assets at end of period	$1,851,810	$1,652,057
Ratio of total expense to average net assets(4)	9.18%	10.38%
Ratio of net investment income before investment gains and losses to average net assets(4)	17.67%	18.85%
Portfolio turnover rate(5)	20.06%	22.20%
Weighted average debt outstanding	$1,696,442	$1,601,552
Weighted average debt per common share	$10.62	$11.34
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
(3)The total return for the nine months ended September 30, 2024, and 2023 equals to the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.
(4)The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)The portfolio turnover rate for the nine months ended September 30, 2024, and 2023 equals to the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
(6)Includes distributions on unvested restricted stock awards.
11. Commitments and Contingencies
The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. As of September 30, 2024, a portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones.
As of September 30, 2024, and December 31, 2023, the Company had approximately $489.0 million and $335.3 million, respectively, of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The amounts disclosed exclude unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) related to the portion of portfolio company investments assigned to or directly committed by the Adviser Funds as described in “Note -12 Related Party Transactions”. The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations embedded in the borrowing agreements.
As of September 30, 2024, and December 31, 2023, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	September 30, 2024	December 31, 2023
Debt Investments:
Earnix Ltd.	$41,250	$—
Arcus Biosciences, Inc.	37,500	—
Shield AI, Inc.	37,500	—
Thumbtack, Inc.	30,000	40,000
Armis, Inc.	25,000	—
Checkr Group, Inc.	23,625	23,625
Skydio, Inc.	22,500	22,500
Pindrop Security, Inc.	19,375	—
Braeburn Pharmaceuticals	17,500	—
Coronet Cyber Security Ltd.	17,000	—
Phathom Pharmaceuticals, Inc.	15,300	6,120
Akero Therapeutics, Inc.	15,000	15,000
Main Street Rural, Inc.	14,000	10,500
Harness, Inc.	11,550	—
Marathon Health, LLC	10,000	—
Viridian Therapeutics	10,000	—
Suzy, Inc.	8,000	12,000
WellBe Senior Medical, LLC	8,000	—
Geron Corporation	7,800	—
Semperis Technologies Inc.	7,500	—
Elation Health, Inc.	7,500	7,500
Curana Health Holdings, LLC	7,500	—
ATAI Life Sciences N.V.	7,000	—
Behavox Limited	7,000	—
Dragos	6,500	13,000
Leapwork ApS	6,345	3,900
enGene, Inc.	5,250	—
Babel Street	4,367	3,375
Heron Therapeutics, Inc.	4,000	4,000
AlphaSense Inc.	4,000	—
Saama Technologies, LLC	3,875	3,875
Allvue Systems, LLC	3,590	3,590
Sight Sciences, Inc.	3,500	—
LogRhythm, Inc.	3,142	—
Recover Together, Inc.	2,500	—
Dronedeploy, Inc.	3,125	6,250
Riviera Partners LLC	3,000	3,000
Zappi, Inc.	2,571	2,571
Loftware, Inc.	2,277	2,277

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	September 30, 2024	December 31, 2023
Debt Investments:
Streamline Healthcare Solutions	$2,200	$2,200
New Relic, Inc.	2,176	2,176
Sumo Logic, Inc.	2,000	2,000
Ceros, Inc.	1,707	1,707
ThreatConnect, Inc.	1,600	1,600
LogicSource	1,209	1,209
3GTMS, LLC	1,155	1,182
Zimperium, Inc.	1,088	3,727
Flight Schedule Pro, LLC	1,080	639
Ikon Science Limited	1,050	1,050
LinenMaster, LLC	1,000	1,000
Fortified Health Security	840	840
Omeda Holdings, LLC	731	731
Dispatch Technologies, Inc.	688	625
Constructor.io Corporation	625	625
ShadowDragon, LLC	333	333
Cybermaxx Intermediate Holdings, Inc.	12	390
Automation Anywhere, Inc.	—	29,400
Tarsus Pharmaceuticals, Inc.	—	20,625
Kura Oncology, Inc.	—	19,250
Tipalti Solutions Ltd.	—	10,500
Next Insurance, Inc.	—	10,000
Senseonics Holdings, Inc.	—	8,750
Modern Life, Inc.	—	6,500
Brain Corporation	—	5,000
Cutover, Inc.	—	2,650
Plentific Ltd	—	2,625
Altumint, Inc.	—	2,500
Yipit, LLC	—	2,250
Dashlane, Inc.	—	2,137
Annex Cloud	—	1,750
Agilence, Inc.	—	800
Enmark Systems, Inc.	—	457
Alchemer LLC	—	445
Cytracom Holdings LLC	—	72
Total Unfunded Debt Commitments:	484,936	330,828

Investment Funds & Vehicles:(2)
Forbion Growth Opportunities Fund I C.V.	1,757	1,757
Forbion Growth Opportunities Fund II C.V.	2,277	2,748
Total Unfunded Commitments in Investment Funds & Vehicles:	4,034	4,505

Total Unfunded Commitments	$488,970	$335,333
(1)For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. These amounts also exclude $152.2 million and $127.7 million of unfunded commitments as of September 30, 2024, and December 31, 2023, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds as described in “Note -12 Related Party Transactions”.
(2)For investment funds and vehicles, the amount represents uncalled capital commitments in private equity funds.

The following table provides additional information on the Company’s unencumbered unfunded commitments regarding milestones, expirations and type:

(in thousands) Unfunded Commitments
	September 30, 2024	December 31, 2023
Expiring during:
2024	$162,870	$291,896
2025	236,470	3,004
2026	32,202	7,537
2027	15,071	14,078
2028	6,164	6,547
2029	27,983	3,590
2030	4,176	4,176
Total Unfunded Debt Commitments	484,936	330,828

Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	1,757	1,757
2032	2,277	2,748
Total Unfunded Commitments in Investment Funds & Vehicles	4,034	4,505
Total Unfunded Commitments	$488,970	$335,333
The following tables provide the Company’s contractual obligations as of September 30, 2024 and December 31, 2023:

As of September 30, 2024:	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt(2)(3)	$1,751,000	$170,000	$1,216,000	$—	$365,000
Lease and License Obligations(4)	24,528	3,206	6,551	5,560	9,211
Total	$1,775,528	$173,206	$1,222,551	$5,560	$374,211

As of December 31, 2023:	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt(5)(3)	$1,570,000	$105,000	$689,000	$411,000	$365,000
Lease and License Obligations(4)	26,741	2,539	6,629	6,248	11,325
Total	$1,596,741	$107,539	$695,629	$417,248	$376,325
(1)Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in investment funds.
(2)Includes $175.0 million in principal outstanding under the SBA Debentures, $50.0 million of the February 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the June 2025 3-Year Notes, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $150.0 million of the 2031 Asset-Backed Notes, $40.0 million of the 2033 Notes, $325.0 million of the September 2026 Notes and $350.0 million of the January 2027 Notes as of September 30, 2024. There was also $201.0 million outstanding under the SMBC Facility and $240.0 million outstanding under the MUFG Bank Facility as of September 30, 2024.
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
Certain premises are leased or licensed under agreements which expire at various dates through July 2034. For the three months ended September 30, 2024 and 2023, total rent expense, including short-term leases, amounted to approximately $0.8 million and $0.9 million in each period, respectively. For the nine months ended September 30, 2024 and 2023, total rent expense, including short-term leases, amounted to approximately $2.7 million and $2.5 million in each period, respectively. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s incremental weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following table sets forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases as of September 30, 2024, and 2023:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total operating lease cost	$762	$691	$2,091	$1,995
Cash paid for amounts included in the measurement of lease liabilities	$371	$495	$1,268	$2,231

	As of September 30, 2024	As of December 31, 2023
Weighted-average remaining lease term (in years)	8.06	8.68
Weighted-average discount rate	6.85%	6.79%
The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of September 30, 2024:

(in thousands)	As of September 30, 2024
2024	$598
2025	3,088
2026	3,179
2027	3,452
Thereafter	14,090
Total lease payments	24,407
Less: imputed interest & other items	(5,927)
Total operating lease liability	$18,480
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
12. Related Party Transactions
As disclosed in “Note 1 - Description of Business”, the Adviser Subsidiary is the Company's wholly owned registered investment advisor business, composed of the collectively held and presented entities Hercules Adviser LLC, Hercules Capital Management, LLC, and Hercules Partner Holdings, LLC entities. The Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value. The Adviser Subsidiary has entered into investment management agreements with its privately offered Adviser Funds, and it receives management fees based on the assets under management of the Adviser Funds. In addition, the general partner interests (the “GP Interests”) held by Hercules Partner Holdings, LLC may receive incentive fees based on the performance of the Adviser Funds. Both the Adviser Subsidiary and Hercules Partner Holdings, LLC are owned by Hercules Capital Management LLC. During the three and nine months ended September 30, 2024, the Adviser Subsidiary declared and paid dividend distributions to the Company of $1.8 million and $5.0 million, respectively. No dividend distributions were made during the three and nine months ended September 30, 2023. Refer to “Note 4 – Investments” for information related to income, gains and losses recognized related to the Company’s investment.
The Company has a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, through which the Adviser Subsidiary has access to the Company's human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology). Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the three months ended September 30, 2024 and 2023, are net of expenses allocated to the Adviser Subsidiary of $2.2 million and $2.4 million, respectively. The Company's total expenses for the nine months ended September 30, 2024 and 2023, are net of expenses allocated to the Adviser Subsidiary of $7.9 million and $7.5 million, respectively. As of September 30, 2024 and December 31, 2023, there was less than $0.1 million and approximately $0.1 million receivable, respectively, from the Adviser Subsidiary.

In addition, the Company may from time-to-time make investments alongside the Adviser Funds or assign a portion of investments to the Adviser Funds in accordance with the Company’s allocation policy. The assigned investment activities for the nine months ended September 30, 2024 and 2023, are summarized below:

(in millions)	Nine Months Ended September 30,
	2024	2023
Investment commitments assigned to or directly committed by the Adviser Funds	$422.1	$491.4
Investment fundings assigned to, directly originated or funded by the Adviser Funds	$277.1	$294.4
Amounts received by the Company from the Adviser Funds relating to assigned investments	$6.0	$12.1
13. Subsequent Events
Dividend Distribution Declaration
On October 24, 2024, the Board declared a cash distribution of $0.40 per share to be paid on November 20, 2024 to stockholders of record as of November 13, 2024. In addition to the cash distribution, and as part of the supplemental cash distribution of $0.32 per share to be paid in four quarterly distributions of $0.08 per share, the Board declared a supplemental cash distribution of $0.08 per share to be paid on November 20, 2024 to stockholders of record as of November 13, 2024. Including the $0.08 per share supplemental cash distributions paid to stockholders of record as of March 6, 2024, May 14, 2024 and August 13, 2024, the Board has declared the full $0.32 per share of supplemental cash distribution declared on February 8, 2024.
Authorized shares of Company stock
On October 28, 2024, the Company filed Charter Amendment with the Secretary of State of the State of Maryland. The Charter Amendment amended the Company’s Articles of Incorporation to increase the number of authorized shares of Company stock from 200.0 million shares to 300.0 million shares, as approved by the Company’s Board. The Charter Amendment is effective as of October 28, 2024.

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
•our ability to operate as a BDC and our subsidiaries ability to operate as SBICs;
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
Since inception through September 30, 2024, we have originated more than $21.0 billion in commitments in over 660 companies. We, our subsidiaries or our affiliates, may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we may earn management or other fees for our services. As of September 30, 2024, Hercules and its Adviser Subsidiary actively manage approximately $4.6 billion of assets.
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
Portfolio and Investment Activity
The total fair value of our investment portfolio as of September 30, 2024 and December 31, 2023 was as follows:

(in millions)	Fair Value
	September 30, 2024	December 31, 2023
Debt	$3,380.6	$3,057.3
Equity	143.0	152.2
Warrants	30.0	33.9
Investment Funds & Vehicles	6.9	4.6
Total Investment Portfolio	$3,560.5	$3,248.0
Our investments in portfolio companies take a variety of forms, including unfunded contractual commitments and funded investments. Not all debt commitments represent future cash requirements. Unfunded contractual commitments depend upon a portfolio company reaching certain milestones before the debt commitment is available to the portfolio company, which is expected to affect our funding levels. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. Debt commitments generally fund over the following year from underwriting. From time to time, unfunded contractual commitments may expire without being drawn and thus do not represent future cash requirements.
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

Our portfolio activity for the nine months ended September 30, 2024 and September 30, 2023 was comprised of the following:

(in millions)	September 30, 2024	September 30, 2023
Investment Commitments(1)
Investment Commitments Originated by Hercules Capital and the Adviser Funds	$2,073.2	$1,760.2
Less: Commitments assigned to or directly committed by the Adviser Funds	(422.1)	(491.4)
Net Total Investment Commitments	$1,651.1	$1,268.8

Gross Debt Commitments Originated by Hercules Capital and the Adviser Funds
New portfolio company	$1,857.6	$1,355.9
Existing portfolio company	207.6	393.2
Sub-total	2,065.2	1,749.1
Less: Debt commitments assigned to or directly committed by the Adviser Funds	(420.7)	(490.1)
Net Total Debt Commitments	$1,644.5	$1,259.0

Investment Fundings(2)
Gross Debt Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$992.0	$682.4
Existing portfolio company	338.2	597.5
Sub-total	1,330.2	1,279.9
Less: Debt fundings assigned to or directly funded by the Adviser Funds	(275.7)	(293.1)
Net Total Debt Fundings	$1,054.5	$986.8
Equity Investments and Investment Funds and Vehicles Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$2.0	$2.0
Existing portfolio company	6.5	9.7
Sub-total	$8.5	$11.7
Less: Equity fundings assigned to or directly funded by the Adviser Funds	(1.4)	(1.3)
Net Total Equity and Investment Funds and Vehicle Fundings	$7.1	$10.4

Total Unfunded Contractual Commitment(3)	$489.0	$400.6

Non-Binding Term Sheets
New portfolio company	$178.5	$40.0
Existing portfolio company	2.0	50.0
Total	$180.5	$90.0
(1)Includes restructured loans and renewals in addition to new commitments.
(2)Funded amounts include borrowings on revolving facilities.
(3)Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $152.2 million and $135.7 million of unfunded commitments as of September 30, 2024, and 2023, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds.
We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the nine months ended September 30, 2024, we received approximately $724.0 million in aggregate principal repayments. Approximately $27.2 million of the aggregate principal repayments related to scheduled principal payments and approximately $696.8 million were early principal repayments related to 43 portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for the nine months ended September 30, 2024 and September 30, 2023 was as follows:

(in millions)	September 30, 2024	September 30, 2023
Beginning portfolio	$3,248.0	$2,963.9
New fundings and restructures	1,338.7	1,291.6
Fundings assigned to or directly funded by the Adviser Funds	(277.1)	(294.4)
Warrants not related to current period fundings	0.7	1.6
Principal repayments received on investments	(27.2)	(37.8)
Early payoffs	(696.8)	(647.4)
Proceeds from sale of equity and warrant investments	(23.4)	(34.9)
Accretion of loan discounts and paid-in-kind interest	65.0	43.5
Net acceleration of loan discounts and loan fees due to early payoffs or restructures	(8.2)	(10.2)
New loan fees	(11.5)	(11.0)
Gain (loss) on investments due to sales or write offs	2.7	2.2
Net change in unrealized appreciation (depreciation)	(50.4)	(5.7)
Ending portfolio	$3,560.5	$3,261.4
Additionally, we may hold investments in debt, warrant, or equity positions of portfolio companies that have filed a registration statement with the SEC in contemplation of a potential initial public offering. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.
The following table presents certain selected information regarding our debt investment portfolio as of September 30, 2024 and December 31, 2023. This includes information on index rate floors which we have in place on all of our floating rate debt investments:

	September 30, 2024	December 31, 2023
Number of portfolio companies with debt outstanding	122	125
Percentage of debt bearing a floating rate	97.3%	95.9%
Percentage of debt bearing a fixed rate	2.7%	4.1%
Weighted average core yield(1)(3)	13.3%	14.3%
Weighted average effective yield(2)(3)	14.4%	15.3%
Prime rate at the end of the period	8.00%	8.50%
Percentage of Prime rate linked debt investments	75.5%	69.2%
Weighted average floor rate bearing a Prime rate	6.9%	5.7%
Percentage of SOFR and BSBY rate linked debt investments	21.8%	26.7%
Weighted average floor rate bearing a SOFR or BSBY rate	1.0%	1.1%
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
(3)The core and effective yields represent the weighted average yields for the three-month periods ended September 30, 2024 and December 31, 2023. Please refer to the "Portfolio Yield" section below for further discussion of these measures.
Macroeconomic Market Developments
The capital markets are subject to fluctuations caused by various external factors such as changes in the inflationary environment, interest rate movements, concerns over slowing economic growth and possible global recession, uncertainty and disruption caused by geopolitical events, including the conflicts in Ukraine, Russia, and the Middle East, among other factors. These macroeconomic developments are outside our control and could require us to adjust our plan of operations, and impact our financial position, results of operations or cash flows in the future. We monitor macroeconomic market developments and their related impact to our business, including impacts to our portfolio companies, employees, due diligence and underwriting processes, and the broader financial markets.
Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more resilient to U.S. and global economic cycles. This includes being partially insulated from declining interest rates as all of our floating rate debt investments, which represent 97.3% and 95.9% of our debt portfolio as of September 30, 2024 and

December 31, 2023, respectively, are subject to interest rate floors. While our portfolio is not immune to the impact of macroeconomic events, we and our portfolio are well positioned to manage the current environment. Given the unpredictability and fluidity of the macroeconomic market, neither our management nor our Board is able to predict the full impact of the macroeconomic events on our business, future results of operations, financial position, or cash flows.
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
As of September 30, 2024, our debt investments generally have a term of between two and five years and typically bear interest at a rate ranging from approximately 8.0% to approximately 17.7%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.
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
Loan origination and commitment fees are generally received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. As of September 30, 2024 and December 31, 2023, unamortized capitalized fee income was recorded as follows:

(in millions)	September 30, 2024	December 31, 2023
Offset against debt investment cost	$36.7	$32.9
Deferred obligation contingent on funding or other milestone	9.7	9.4
Total Unamortized Fee Income	$46.4	$42.3
Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of September 30, 2024 and December 31, 2023, loan exit fees receivable were recorded as follows:

(in millions)	September 30, 2024	December 31, 2023
Included within debt investment cost	$37.0	$35.9
Deferred receivable related to expired commitments	3.4	4.3
Total Exit Fees Receivable	$40.4	$40.2
Additionally, we have debt investments in our portfolio that earn PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our status as a RIC, the non-cash PIK income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. During the three months ended September 30, 2024 and 2023, we recorded approximately $12.7 million and $6.7 million in PIK income, respectively. During the nine months ended September 30, 2024 and 2023, we recorded approximately $37.9 million and $18.0 million in PIK income, respectively.
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

	Three Months Ended September 30,
	2024	2023
Total Yield	13.8%	14.7%
Effective Yield(1)	14.4%	15.5%
Core Yield (Non-GAAP)(1)	13.3%	14.2%
(1)Yield calculated using “Total investment income” excluding bank interest, dividend income, and investment income from other assets for the three months ended September 30, 2024.
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

(in thousands)	Three Months Ended September 30,
	2024	2023
GAAP Basis: Total investment income	$125,248	$116,744
Less: fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events except income from expired commitments	(9,160)	(9,378)
Non-GAAP Basis: Core investment income	$116,088	$107,366
Less: bank interest income, dividend income, and other investment income from other assets	(2,831)	(903)
Core investment income from debt portfolio	$113,257	$106,463
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
Another financial measure that we monitor is the total return for our investors, which was approximately 26.8% and 36.1% during the nine months ended September 30, 2024 and 2023, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that may be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition
Our portfolio companies are primarily privately held companies and public companies which are active in sectors characterized by high margins, high growth rates, consolidation and product and market extension opportunities.
The following table presents the fair value of the Company’s portfolio by industry sector as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$1,125,617	31.6%	$1,257,699	38.7%
Software	1,018,236	28.6%	764,985	23.6%
Healthcare Services, Other	574,750	16.1%	300,079	9.3%
Consumer & Business Services	355,831	10.0%	525,973	16.2%
All other industries(1)	486,079	13.7%	399,310	12.2%
Total	$3,560,513	100.0%	$3,248,046	100.0%
(1)See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of September 30, 2024, the fair value as a percentage of total portfolio does not exceed 5.0% for any individual industry sector other than “Drug Discovery & Development”, “Software”, "Healthcare Services, Other", or “Consumer & Business Services”.
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
For the nine months ended September 30, 2024 and the year ended December 31, 2023, our ten largest portfolio companies represented approximately 30.6% and 29.7% of the total fair value of our investments in portfolio companies, respectively. As of September 30, 2024 and December 31, 2023, we had five and five investments that represented 5% or more of our net assets, respectively. As of September 30, 2024 and December 31, 2023, the Company had four and five equity investments, respectively, that represented 5% or more of the total fair value of the Company’s equity investments. These equity investments represented approximately 52.9% and 56.5% of the total fair value of the Company’s equity investments as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, approximately 97.3% and 95.9% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime, SOFR, or BSBY-based interest rate floor, respectively. Changes in interest rates, including Prime, SOFR, or BSBY rates, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.
Our investments in Structured Debt generally have detachable equity enhancement features in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of September 30, 2024, we held warrants in 98 portfolio companies, with a fair value of approximately $30.0 million. The fair value of our warrant portfolio decreased by approximately $3.9 million, as compared to a fair value of $33.9 million as of December 31, 2023, primarily related to the decrease in fair value of the portfolio companies.
Our existing warrant holdings would require us to invest approximately $61.4 million to exercise such warrants as of September 30, 2024. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 42.71x based on the historical rate of return on our investments. We may also experience losses from our warrant portfolio in the event that warrants are terminated or expire unexercised.

Portfolio Grading
We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of September 30, 2024 and December 31, 2023, respectively:

(in thousands)	September 30, 2024			December 31, 2023
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	20	$731,277	21.6%	20	$626,770	20.5%
2	51	1,474,880	43.6%	52	1,286,195	42.1%
3	44	1,078,012	31.9%	47	1,040,629	34.0%
4	5	75,686	2.3%	5	103,705	3.4%
5	2	20,723	0.6%	1	—	0.0%
	122	$3,380,578	100.0%	125	$3,057,299	100.0%
As of September 30, 2024 and December 31, 2023, our debt investments had a weighted average investment grading of 2.24 and 2.24 on a cost basis, respectively. Changes in a portfolio company's investment grading may be a result of changes in portfolio company's performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or are underperforming relative to their respective business plans. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company's investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event. The overall downgrade of the portfolio's weighted average investment grading is reflective of the impact of current macroeconomic environment.
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
Non-accrual Investments
The following table shows the amortized cost of our performing and non-accrual investments as of September 30, 2024 and December 31, 2023:

(in millions)	September 30, 2024		December 31, 2023
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	$3,518	97.4%	$3,216	99.0%
Non-accrual	92	2.6%	31	1.0%
Total Investments	$3,610	100.0%	$3,247	100.0%
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

Results of Operations
Our condensed consolidated operating results for the three and nine months ended September 30, 2024 and 2023, were as follows:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total investment income	$125,248	$116,744	$371,807	$338,065
Total expenses	42,084	39,950	127,123	120,072
Net investment income	83,164	76,794	244,684	217,993
Net realized gain (loss):	(559)	(2,587)	1,825	5,590
Net change in unrealized appreciation (depreciation):	(13,894)	(46,240)	(44,982)	(6,277)
Net increase (decrease) in net assets resulting from operations	$68,711	$27,967	$201,527	$217,306

Net investment income before gains and losses per common share:
Basic	$0.51	$0.52	$1.52	$1.53

Change in net assets resulting from operations per common share:
Basic	$0.42	$0.19	$1.25	$1.52
Diluted	$0.42	$0.19	$1.24	$1.51
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
Investment Income
Total investment income for the three and nine months ended September 30, 2024 was approximately $125.2 million and $371.8 million, respectively as compared to approximately $116.7 million and $338.1 million, respectively for the three and nine months ended September 30, 2023. Investment income is primarily composed of interest income earned on our debt investments, fee income from commitments, facilities, and other loan related fees and dividend income distributions.
Interest and Dividend Income
The following table summarizes the components of interest and dividend income for the three and nine months ended September 30, 2024 and 2023:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest income	$90,288	$89,747	$268,441	$258,685
Exit fee interest income	12,047	10,904	34,519	34,340
PIK interest income	12,706	6,652	37,870	17,999
Dividend income	2,100	—	5,800	—
Other investment income(1)	1,909	3,036	5,728	8,198
Total interest and dividend income	$119,050	$110,339	$352,358	$319,222
(1)Other investment income includes OID interest income and interest recorded on other assets.
Interest and dividend income for the three and nine months ended September 30, 2024 totaled approximately $119.0 million and $352.4 million as compared to approximately $110.3 million and $319.2 million for the three and nine months ended September 30, 2023. The increase in interest and dividend income for the three and nine months ended September 30, 2024 as compared to the period ended September 30, 2023 is primarily attributable to an increase in the weighted average principal, dividend income distributions, and partially offset by lower core yield.

Interest income is comprised of recurring interest income from the contractual servicing of loans and non-recurring interest income that is related to the acceleration of income due to early loan repayments and other one-time events during the period.
The following table summarizes recurring and non-recurring interest income for the three and nine months ended September 30, 2024 and 2023:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Recurring interest income	$113,252	$104,823	$337,863	$300,810
Non-recurring interest income	5,798	5,516	14,495	18,412
Total interest income	$119,050	$110,339	$352,358	$319,222
A portion of interest income is earned in the form of PIK interest. The following table shows the PIK-related activity for the nine months ended September 30, 2024 and 2023, at cost:

(in thousands)	Nine Months Ended September 30,
	2024	2023
Beginning PIK interest receivable balance	$38,030	25,713
PIK interest income during the period	37,870	17,999
PIK capitalized as principal or converted to equity or other assets	(618)	(375)
Payments received from PIK loans	(12,671)	(4,023)
Realized gain (loss)	—	(52)
Ending PIK interest receivable balance	$62,611	39,262
The increase in PIK interest income during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is due to an increase in the weighted average principal outstanding for debt investments which earn PIK interest. Payments on PIK loans are normally received only in the event of payoffs. The PIK receivable for September 30, 2024 and September 30, 2023 was approximately 2% and 1% of total debt investments, respectively.
Fee Income
Fee income from commitment, facility and loan related fees for the three and nine months ended September 30, 2024 totaled approximately $6.2 million and $19.4 million, respectively as compared to approximately $6.4 million and $18.8 million, respectively for the three and nine months ended September 30, 2023. Fee income was relatively consistent for the three months ended September 30, 2024 and 2023. The increase in fee income for the nine months ended September 30, 2024 and 2023 is primarily due to an increase in the weighted average principal and an increase in expired commitments.
Fee income is comprised of recurring fee income from commitment, facility, and loan related fees, fee income due to expired commitments, and acceleration of fee income due to early loan repayments during the period. The following table summarizes the components of fee income for the three and nine months ended September 30, 2024 and 2023:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Recurring fee income	$2,423	$2,243	$7,081	$6,418
Fee income - expired commitments	413	300	1,790	651
Accelerated fee income - early repayments	3,362	3,862	10,578	11,774
Total fee income	$6,198	$6,405	$19,449	$18,843
In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three and nine months ended September 30, 2024 or 2023.
Operating Expenses
Our operating expenses are comprised of interest and fees on our debt borrowings, general and administrative expenses, taxes, and employee compensation and benefits. During the three and nine months ended September 30, 2024 and 2023, our net operating expenses totaled approximately $42.1 million and $40.0 million, respectively for the three-month periods, and approximately $127.1 million and $120.1 million, respectively for the nine-month periods.
Interest and Fees on our Debt
Interest and fees on our debt totaled approximately $22.4 million and $19.0 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $63.9 million and $57.6 million for the nine months ended September 30, 2024 and 2023, respectively. Our higher weighted average borrowings outstanding and cost of debt during both the three and nine month periods ended September 30, 2024, resulted in an increase of interest and fee expenses as compared to the three and nine months ended September 30, 2023.
Our weighted average cost of debt was approximately 5.1% and 4.8% for the three months ended September 30, 2024 and 2023, respectively and 5.0% and 4.8%, for the nine months ended September 30, 2024 and 2023, respectively. The weighted average cost of debt includes interest and fees on our debt but excludes the impact of fee accelerations due to the extinguishment of debt, as applicable. The increase in the weighted average cost of debt during 2024 as compared to 2023, was attributable to increased usage of our Credit Facilities which are floating rate instruments and have a higher borrowing rate.
General and Administrative Expenses and Tax Expenses
General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments, and various other expenses. Our general and administrative expenses stayed flat at $4.6 million for the three months ended September 30, 2024 and 2023, respectively and increased to $14.1 million from $13.9 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in general and administrative expenses for the nine months ended September 30, 2024 is primarily attributable to an increase in costs of office and technology expenses, and certain professional fees. Tax expenses were $2.0 million and $1.9 million during the three months ended September 30, 2024 and 2023, respectively and $4.5 million and $5.2 million for the nine months ended September 30, 2024 and 2023, respectively. Our tax expenses primarily relate to excise tax accruals.
Employee Compensation
Employee compensation and benefits totaled approximately $12.1 million and $42.9 million, for the three and nine months ended September 30, 2024 as compared to approximately $13.6 million and $41.1 million respectively, for the three and nine months ended September 30, 2023. The movement between the three and nine months ended September 30, 2024 and 2023 was primarily due to fluctuations in variable compensation.
Employee stock-based compensation totaled approximately $3.2 million and $9.7 million, for the three and nine months ended September 30, 2024 as compared to approximately $3.3 million and $9.8 million respectively, for the three and nine months ended September 30, 2023. There was no significant change between the comparative periods.
Expenses allocated to the Adviser Subsidiary
The shared services agreement with the Adviser Subsidiary (the “Sharing Agreement”), provides the Adviser Subsidiary access to our human capital resources, including deal professionals, finance, and administrative functions, as well as other resources including infrastructure assets such as office space and technology. Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the three months ended September 30, 2024 and 2023, are net of expenses allocated to the Adviser Subsidiary of $2.2 million and $2.4 million, respectively and $7.9 million and $7.5 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in expenses allocated to the Adviser Subsidiary for the three months ended September 30, 2024 compared to 2023 is due to lower allocations to the Adviser Funds. The increase in expenses allocated to the Adviser Subsidiary for the nine months ended September 30, 2024 compared to 2023 is due to a result of higher average assets under management and higher allocations to the Adviser Funds. As of September 30, 2024 and December 31, 2023, there was less than $0.1 million and approximately $0.1 million due from the Adviser Subsidiary, respectively.
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

A summary of net realized gains and losses for the three and nine months ended September 30, 2024 and 2023 is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Realized gains	$2,790	$3,693	$17,766	$23,533
Realized losses	(3,291)	(6,280)	(14,950)	(17,956)
Realized foreign exchange gains (losses)	(58)	—	(991)	13
Net realized gains (losses)	$(559)	$(2,587)	$1,825	$5,590
During the three and nine months ended September 30, 2024, we recognized a net realized loss of $0.6 million and a net realized gain of $1.8 million, respectively. The net realized gains (losses) were generated from gross realized gains of $2.8 million and $17.8 million respectively, for the three and nine month periods, primarily from the sale of our equity and warrant positions in Palantir Technologies, TransMedics Group, Inc., Tarsus Pharmaceuticals, Inc., DoorDash, Inc., and sale proceeds from the completed acquisition of Delphix Corp. Our gains were offset by gross realized losses of $3.3 million and $15.0 million, respectively, for the three and nine month periods, from the write-off of equity and warrant investments in Proterra, Inc., The Faction Group LLC, Udacity, Inc., Humanigen, Inc., Eigen Technologies Ltd., ADMA Biologics, Inc., Sio Gene Therapies, Inc., Fulcrum Bioenergy, Inc., PDS Biotechnology Corporation, Polyera Corporation, Intuity Medical, Inc., and The Neat Company which had no value after the respective portfolio companies were acquired or dissolved. Additionally, we realized a loss of $9.1 million from write-off of our debt investments relating to Better Therapeutics, Inc. and Eigen Technologies Ltd., net of recovered collections of $6.0 million.
During the three and nine months ended September 30, 2023, we recognized net realized loss of $2.6 million and a net realized gain of $5.5 million, respectively. The net realized gains (losses) were generated from gross realized gains of $3.7 million and $23.5 million, respectively, for the three and nine month periods, primarily from the sale of our equity and warrant positions in Palantir Technologies, Provention Bio, Inc., TransMedics Group, Inc., Sprinklr, Inc., and Zeta Global Corp. Our gains were offset by gross realized losses of $6.3 million and $18.0 million, respectively, for the three and nine month periods, primarily from the write-off of equity and warrant investments in Concert Pharmaceuticals, Inc. and Fungible, Inc. which had no value after the respective portfolio companies were acquired, the write-off of our equity investments in Gynesonics, Inc., Paratek Pharmaceuticals, Inc. and Flowonix Medical Inc. as a result of capital markets transactions. Additionally, we realized a net $5.4 million loss from write-off of our debt investments in Codiak Biosciences, Inc. and Esme Learning Solutions, Inc., net of recovered collections of $17.5 million.
The net change in unrealized appreciation and depreciation of our investments is derived from the changes in fair value of each investment determined in good faith by our Valuation Committee and approved by the Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Gross unrealized appreciation on portfolio investments	$28,782	$34,458	$86,226	$130,577
Gross unrealized depreciation on portfolio investments	(38,093)	(75,113)	(126,780)	(115,661)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	(1,587)	(4,396)	(11,498)	(20,904)
Net change in unrealized appreciation (depreciation) on portfolio investments	(10,898)	(45,051)	(52,052)	(5,988)
Other net changes in unrealized appreciation (depreciation)(1)	(2,996)	(1,189)	7,070	(289)
Total net change in unrealized appreciation (depreciation) on investments	$(13,894)	$(46,240)	$(44,982)	$(6,277)
(1)Includes the net change in unrealized appreciation (depreciation) related to derivative instruments and other assets and liabilities.

During the three months ended September 30, 2024 and 2023, we recorded approximately $13.9 million and $46.2 million of net unrealized depreciation, respectively, on our investments. During the nine months ended September 30, 2024 and 2023, we recorded approximately $45.0 million and $6.3 million of net unrealized depreciation on our investments, respectively.
The following tables summarize the key drivers of change in net unrealized appreciation (depreciation) of investments for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
(in thousands)	Debt	Equity, Warrants and Investment Funds(1)	Total	Debt	Equity, Warrants and Investment Funds(1)	Total
Investment valuation appreciation (depreciation)	$(15,641)	$6,330	$(9,311)	$(34,786)	$(5,768)	$(40,554)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	(2,957)	1,370	(1,587)	(784)	(10,714)	(11,498)
Other net changes in unrealized appreciation (depreciation)	1,718	(4,714)	(2,996)	1,420	5,650	7,070
Net change in unrealized appreciation (depreciation)	$(16,880)	$2,986	$(13,894)	$(34,150)	$(10,832)	$(44,982)

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
(in thousands)	Debt	Equity, Warrants and Investment Funds(1)	Total	Debt	Equity, Warrants and Investment Funds(1)	Total
Investment valuation appreciation (depreciation)	$(30,528)	$(10,127)	$(40,655)	$264	$14,652	$14,916
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	(9,271)	4,875	(4,396)	(17,696)	(3,208)	(20,904)
Other net changes in unrealized appreciation (depreciation)	(1,053)	(136)	(1,189)	267	(556)	(289)
Net change in unrealized appreciation (depreciation)	$(40,852)	$(5,388)	$(46,240)	$(17,165)	$10,888	$(6,277)
(1)Includes the net change in unrealized appreciation (depreciation) related to derivative instruments and other assets and liabilities.
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

The Adviser Subsidiary receives fee income for the services provided to the Adviser Funds. The Adviser Subsidiary’s contribution to our net investment income is derived from dividend income declared by the Adviser Subsidiary and interest income earned on loans to the Adviser Subsidiary. For the three months ended September 30, 2024 and 2023, $1.8 million and no dividends, respectively, were declared by the Adviser Subsidiary. For the nine months ended September 30, 2024 and 2023, $5.0 million and no dividends, respectively, were declared by the Adviser Subsidiary.
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
During the nine months ended September 30, 2024, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) borrowings on our credit facilities, and (iv) equity offerings.
During the nine months ended September 30, 2024, our operating activities used $88.8 million of cash and cash equivalents, compared to $62.6 million used during the nine months ended September 30, 2023. The $26.2 million increase in cash used in operating activities was primarily due to a $64.5 million increase in net purchases of investments offset by a $36.8 million increase in principal, fee repayments, and proceeds from the sale of debt investments.
During the nine months ended September 30, 2024, our investing activities used approximately $700 thousand of cash, compared to $390 thousand used during the nine months ended September 30, 2023. The $310 thousand increase in cash used in investing activities was due to an increase in purchases of capital equipment.
During the nine months ended September 30, 2024, our financing activities provided $17.5 million of cash, compared to $74.3 million provided during the nine months ended September 30, 2023. The $56.8 million decrease in cash flows from financing activities was primarily due to a $172.0 million decrease in equity issued and a $23.8 million increase in dividend distributions, offset by an increase in net borrowing activity of $126.0 million. During the nine months ended September 30, 2024, we distributed dividends of $225.6 million compared to $201.8 million during the nine months ended September 30, 2023. We also reduced the usage of our ATM program, which provided (net of offering costs) approximately $66.3 million and down from $238.3 million, during the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, our net assets totaled $1.9 billion, with a NAV per share of $11.40. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.
Available liquidity and capital resources as of September 30, 2024
As of September 30, 2024, we had $572.3 million in available liquidity, including $38.9 million in cash, cash equivalents, and available borrowing capacity of approximately $23.4 million under the SMBC Facility, $175.0 million under our SMBC letter of credit facility, $160.0 million under the MUFG Bank Facility, and $175.0 million of SBA Debentures, subject to certain conditions. Additional liquidity is available through accordion provisions within the terms of our Credit Facilities, through which the available borrowing capacity can be increased by an aggregate $475.0 million, subject to certain conditions. Further, the SMBC letter of credit facility may also be increased by an additional $225.0 million (up to $400.0 million), subject to certain conditions. Total amounts outstanding as of September 30, 2024, were $441.0 million outstanding under our Credit Facilities, which are floating interest rate obligations, and the remaining $1,310.0 million of term debt outstanding, which are all fixed interest rate debt obligations.
Not considered above, as of September 30, 2024, we held $5.1 million of cash classified as restricted cash. Our restricted cash relates to amounts that are held as collateral securing certain of our financing transactions, including collections of interest and principal payments on assets that are securitized related to the 2031 Asset-Backed Notes. Based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations. Refer to “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional discussion of our debt obligations.
The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of September 30, 2024, our asset coverage ratio under our regulatory requirements as a BDC was 217.1% excluding our SBA debentures. Our exemptive order from the SEC allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures was 205.7% as of September 30, 2024.
The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below NAV provided that our Board makes certain determinations. On August 16, 2024, we obtained authorization from our stockholders to issue common stock at a price below our then-current NAV per share for a twelve-month period which will expire on August 16, 2025.
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
Equity Offerings
We may from time-to-time issue and sell shares of our common stock through public or ATM offerings. We currently sell shares through our equity distribution agreement with JMP Securities LLC (“JMP”) and Jefferies LLC (“Jefferies”) (the “2023 Equity Distribution Agreement”) entered into on May 5, 2023. The 2023 Equity Distribution Agreement provides that we may offer and sell up to 25.0 million shares of our common stock from time to time through JMP or Jefferies, as our sales agents. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We generally use net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of September 30, 2024, approximately 13.6 million shares remain available for issuance and sale under the current equity distribution agreement.
During the three and nine months ended September 30, 2024, we issued and sold zero and 3.7 million shares of our common stock receiving total accumulated net proceeds of zero and $66.4 million, respectively. This is a decrease from the approximately $107.6 million and $238.3 million of accumulated net proceeds received from the issuance and sale of 6.5 million shares and 16.2 million shares, respectively, during the three and nine months ended September 30, 2023.
Commitments and Obligations
Our significant cash requirements generally relate to our debt obligations. As of September 30, 2024, we had $1,751.0 million of debt outstanding, $170.0 million within the next year, $1,216.0 million within 1 to 3 years, and $365.0 million beyond 3 years.
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
As of September 30, 2024, we had approximately $489.0 million of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones, as well as uncalled capital commitments to make investments in private equity funds. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The available unfunded commitments excludes unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) $152.2 million of unfunded commitments which represent the portion of portfolio company commitments assigned to or directly committed by the Adviser Funds.
Additionally, we had approximately $180.5 million of non-binding term sheet outstanding to five new companies and one existing company, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.
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

(in thousands)	Change in unrealized appreciation (depreciation)
Basis Point Change
(100)	$48,570
(50)	$26,165
50	$(28,321)
100	$(57,107)
For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to “Note 3 – Fair Value of Financial Instruments” included in the notes to our consolidated financial statements appearing elsewhere in this report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including Prime, SOFR, and BSBY rates, to the extent our debt investments include variable interest rates. As of September 30, 2024, approximately 97.3% of the loans in our portfolio had variable rates based on floating Prime, SOFR, or BSBY rates with a floor. The majority of our loans are linked to the Prime rate and comprise 75.5% of the loan portfolio, and have a weighted average Prime floor of 6.9% as of September 30, 2024. Our SOFR or BSBY indexed debt investments have weighted average index floors of approximately 1.0% as of September 30, 2024. Our debt borrowings under the Credit Facilities bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2024, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt:

(in thousands)	Interest Income	Interest Expense	Net Income	EPS
Basis Point Change
(200)	$(32,024)	$(8,196)	$(23,828)	$(0.15)
(100)	$(17,644)	$(4,098)	$(13,546)	$(0.08)
(75)	$(13,426)	$(3,073)	$(10,353)	$(0.06)
(50)	$(9,286)	$(2,049)	$(7,237)	$(0.04)
(25)	$(4,873)	$(1,024)	$(3,849)	$(0.02)
25	$5,577	$1,024	$4,553	$0.03
50	$11,586	$2,049	$9,537	$0.06
75	$18,931	$3,073	$15,858	$0.10
We generally do not engage in hedging activities. From time-to-time, we may hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the nine months ended September 30, 2024, we have entered into a foreign currency forward to limit our foreign currency exposure with respect to the British Pound. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this report.
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
Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected, and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies as of September 30, 2024 that represent greater than 5% of our net assets:

(in thousands)	September 30, 2024
	Fair Value	Percentage of Net Assets
Axsome Therapeutics, Inc.	$165,469	8.9%
Phathom Pharmaceuticals, Inc.	$160,907	8.7%
Marathon Health, LLC	$157,857	8.5%
Corium, Inc.	$110,394	6.0%
SeatGeek, Inc.	$109,152	5.9%
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Dividend Reinvestment Plan
During the nine months ended September 30, 2024, we issued 342,129 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $6.3 million.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
On June 27, 2024, Scott Bluestein, chief executive officer and director, adopted a written plan for the sale of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan covered the sale of up to 100,000 shares of the Company’s common stock over a period commencing after the later of (1) 91 days from the adoption date or (2) the earlier of (a) the third business day following the public disclosure of the Company’s financial results on Form 10-Q for the quarter ended June 30, 2024 or (b) 121 days after the adoption date, and terminated on December 15, 2024 or upon the earlier completion of all authorized transactions under the plan. On September 26, 2024, all authorized transactions were completed under the plan and the plan terminated.
During the third quarter ended September 30, 2024, no other directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS

Exhibit Number	Description
3(a)	Articles of Amendment and Restatement.(1)
3(b)	Articles of Amendment, dated March 6, 2007.(2)
3(c)	Articles of Amendment, dated April 5, 2011.(3)
3(d)	Articles of Amendment, dated April 3, 2015.(4)
3(e)	Articles of Amendment, dated February 23, 2016.(5)
3(f)*	Articles of Amendment, dated October 28, 2024.
3(g)	Amended and Restated Bylaws of Hercules Capital, Inc.(5)
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
For the Nine Months Ended September 30, 2024 (unaudited)

(in thousands)	Investment(1)	Amount of Interest, Dividends, and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2023	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of September 30, 2024
Portfolio Company
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Stock	$—	$—	$260	$—	$—	$58	$318
	Common Stock	—	—	2	—	—	(1)	1
Gibraltar Acquisition LLC (p.k.a. Gibraltar Business Capital, LLC)(5)	Unsecured Debt	4,034	—	34,478	1,155	—	—	35,633
	Member Units	—	—	28,034	—	—	(6,365)	21,669
Hercules Adviser LLC(6)	Unsecured Debt	5,457	—	12,000	—	—	—	12,000
	Member Units	—	—	28,713	—	—	2,720	31,433
Total Majority Owned Control Investments		$9,491	$—	$103,487	$1,155	$—	$(3,588)	$101,054
Other Control Investments
Tectura Corporation(7)	Senior Debt	$518	$—	$8,250	$—	$—	$—	$8,250
	Preferred Stock	—	—	3,263	—	—	524	3,787
	Common Stock	—	—	4	—	—	2	6
Total Other Control Investments		$518	$—	$11,517	$—	$—	$526	$12,043
Total Control Investments		$10,009	$—	$115,004	$1,155	$—	$(3,062)	$113,097
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
For the Nine Months Ended September 30, 2023 (unaudited)

(in thousands)	Investment(1)	Amount of Interest and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2022	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of September 30, 2023
Portfolio Company
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Stock	$—	$—	$313	$—	$—	$(68)	$245
	Common Stock	—	—	6	—	—	(4)	2
Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)(5)	Unsecured Debt	2,359	—	21,700	9,872	—	2,867	34,439
	Member Units	—	—	15,244	4,500	—	1,809	21,553
Hercules Adviser LLC(6)	Unsecured Debt	455	—	12,000	—	—	—	12,000
	Member Units	—	—	19,153	—	—	9,515	28,668
Total Majority Owned Control Investments		$2,814	$—	$68,416	$14,372	$—	$14,119	$96,907
Other Control Investments
Tectura Corporation(7)	Senior Debt	$516	$—	$8,042	$—	$—	$(1,799)	$6,243
	Preferred Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$516	$—	$8,042	$—	$—	$(1,799)	$6,243
Total Control Investments		$3,330	$—	$76,458	$14,372	$—	$12,320	$103,150
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
(6)Hercules Adviser LLC is owned by Hercules Capital Management LLC and presented with Hercules Partner Holdings, LLC which are both wholly owned by the Company. Please refer to "Note 1" for additional disclosure.
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
As of September 30, 2024 (unaudited)

(in thousands)	Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value(2)
Portfolio Company
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A Equity			5,000,000	$250	$318
	Medical Devices & Equipment	Common Stock			180,000	—	1
Total Coronado Aesthetics, LLC						$250	$319
Gibraltar Acquisition LLC (p.k.a. Gibraltar Business Capital, LLC)(3)	Diversified Financial Services	Unsecured Debt	September 2026	FIXED 3.45%, PIK Interest 8.05%	$26,033	25,774	25,774
	Diversified Financial Services	Unsecured Debt	September 2026	FIXED 11.95%	$10,000	9,859	9,859
	Diversified Financial Services	Member Units			1	34,006	21,669
Total Gibraltar Acquisition, LLC						$69,639	$57,302
Hercules Adviser LLC(4)	Diversified Financial Services	Unsecured Debt	June 2025	FIXED 5.00%	$12,000	12,000	12,000
	Diversified Financial Services	Member Units			1	35	31,433
Total Hercules Adviser LLC						$12,035	$43,433
Total Majority Owned Control Investments (5.46%)*						$81,924	$101,054
Other Control Investments
Tectura Corporation	Consumer & Business Services	Senior Secured Debt	January 2027	FIXED 8.25%	$8,250	$8,250	$8,250
	Consumer & Business Services	Common Stock			414,994,863	900	6
	Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	15
	Consumer & Business Services	Preferred Series C Equity			3,235,298	13,263	3,772
Total Tectura Corporation						$22,413	$12,043
Total Other Control Investments (0.65%)*						$22,413	$12,043
Total Control Investments (6.11%)*						$104,337	$113,097
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

HERCULES CAPITAL, INC. (Registrant)

Dated: October 30, 2024	/S/ SCOTT BLUESTEIN
Scott Bluestein
President, Chief Executive Officer, and Chief Investment Officer

Dated: October 30, 2024	/S/ SETH H. MEYER
Seth H. Meyer
Chief Financial Officer, and Chief Accounting Officer