Form 10-K
period 2024-12-31
Hercules Capital, Inc.
filed 2025-02-13
CIK 1280784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
1 North B Street, Suite 2000
San Mateo, California 94401
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (650) 289-3060
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HTGC	New York Stock Exchange
6.25% Notes due 2033	HCXY	New York Stock Exchange
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3.26 billion based upon a closing price of $20.45 reported for such date on the New York Stock Exchange. Common shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended and shall not be deemed to be an admission that, such persons are affiliates of the Registrant.
On February 6, 2025, there were 173,154,658 shares outstanding of the registrant’s common stock, $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant's fiscal year ended December 31, 2024.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements using forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this Annual Report, as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this Annual Report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this Annual Report speaks only as of the date of this Annual Report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
PART I
Item 1.     Business
GENERAL
Hercules Capital, Inc. is a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed and institutional-backed companies in a variety of technology and life sciences industries. We make investments in companies that are active across a variety of technology-related industry sub-sectors or are characterized by products or services that require advanced technologies, including, but not limited to, computer software and hardware, networking systems, semiconductors, semiconductor capital equipment, information technology infrastructure or services, consumer and business services, telecommunications, telecommunications equipment and media. Within the life sciences sub-sector, we generally focus on medical devices, bio-pharmaceutical, drug discovery and development, drug delivery, health care services and information systems companies.
Our primary business objectives are to increase our net income, net investment income, and net asset value (“NAV”) through our investments in primarily Structured Debt or senior secured debt instruments of venture capital-backed and institutional-backed companies across a variety of technology-related industries at attractive yields. We use the term “Structured Debt” to refer to a debt investment that is structured with an equity, warrant, option, or other right to purchase or convert into common or preferred equity investments. We aim to achieve our business objectives by maximizing our portfolio total return through generation of current income from our debt investments and capital appreciation from our warrant and equity investments.
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

CORPORATE STRUCTURE
We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. As a BDC, we must also maintain a coverage ratio of total assets to total senior securities, which include all of our borrowings (including accrued interest payable) except for debentures issued by the Small Business Administration (the “SBA”) and any preferred stock we may issue in the future, of at least 150% subsequent to each borrowing or issuance of senior securities. Certain of our wholly owned subsidiaries are licensed to operate as small business investment companies (each an “SBIC”) under the authority of the SBA. Through SBIC licensed vehicles we may access capital from the SBA debenture program. See “Regulation” for additional information related to our capital requirements.
As an internally managed BDC, we do not pay management or advisory fees, but instead incur costs customary for an operating company and are governed through supervision by our Board. Some of those costs include recruiting and marketing expenses as well as the costs associated with employing management, investment and portfolio management professionals, and technology, administrative and other support personnel. In connection with our recruiting, branding and marketing efforts, we may, among other things, make charitable contributions in amounts we believe to be immaterial and that do not exceed $500 thousand in the aggregate in any year. We believe that many of these contributions help us raise our profile in the communities and benefit us in attracting and retaining talent and investment opportunities.
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
CORPORATE HISTORY AND OFFICES
We are a Maryland corporation formed in December 2003 that began investment operations in September 2004. On February 25, 2016, we changed our name from “Hercules Technology Growth Capital, Inc.” to “Hercules Capital, Inc.” Our principal executive offices are located at 1 North B Street, Suite 2000, San Mateo, California 94401 and our telephone number is (650) 289-3060. We also have offices in Boston, MA, New York, NY, Denver, CO, Westport, CT, Chicago, IL, San Diego, CA, and London, United Kingdom.
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
•unfulfilled demand exists for Structured Debt financing to technology-related companies due to the complexity of evaluating risk in these investments; and
•Structured Debt products are less dilutive than, but are complementary to, equity financing from venture capital and private equity funds.
Technology-Related Companies are Underserved by Traditional Lenders.
We believe many viable technology-related companies backed by financial sponsors have been unable to obtain sufficient growth financing from traditional lenders, including financial services companies such as commercial banks and finance companies. Traditional lenders have continued to consolidate and have adopted a more risk-averse approach to lending. More importantly, we believe traditional lenders are typically unable to underwrite the risk associated with these companies effectively.
The unique cash flow characteristics of many technology-related companies typically include significant research and development expenditures and high projected revenue growth thus often making such companies difficult to evaluate from a credit perspective. In addition, the balance sheets of these companies often include a disproportionately large amount of intellectual property assets, which can be difficult to value. Finally, the speed of innovation in technology and rapid shifts in consumer demand and market share add to the difficulty in evaluating technology-related companies for investment.
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
We believe that demand for Structured Debt financing for venture capital-backed, technology-related companies continues to be underserved. The venture capital market for the technology-related companies in which we invest has been active. We believe this is an opportune time to be active in the structured lending market for technology-related companies.
Structured Debt Products Complement Equity Financing from Venture Capital and Private Equity Funds.
We believe that technology-related companies and their financial sponsors will continue to view Structured Debt securities as an attractive source of capital because it augments the capital provided by venture capital and private equity funds without further dilution. We believe that our Structured Debt products provide access to growth capital that otherwise may only be available through incremental investments by existing equity investors. As such, we provide portfolio companies and their financial sponsors with an opportunity to diversify their capital sources while minimizing dilution. Generally, we believe many technology-related companies at all stages of development target a portion of their capital to be debt in an attempt to achieve a higher valuation through internal growth. In addition, because financial sponsor-backed companies have reached a more mature stage prior to reaching a liquidity event, we believe our investments could provide the debt capital needed to grow or recapitalize during the extended period sometimes required prior to liquidity events.

OUR BUSINESS STRATEGY
Our strategy to achieve our investment objective includes the following key elements:
Leverage the Experience and Industry Relationships of Our Management Team and Investment Professionals.
We have been investing in venture capital-backed and institutional-backed companies for over 20 years. Our investment professionals are led by individuals with extensive experience as venture capitalists, commercial lenders, and originators of Structured Debt and equity investments in technology-related companies. In addition, our team members have originated Structured Debt, senior debt, and equity investments in over 600 technology-related companies, representing over $21.0 billion in commitments from inception to December 31, 2024, and have developed a network of industry contacts with investors and other participants within the venture capital and private equity communities. Members of our management team also have operational, research and development and finance experience with technology-related companies. Furthermore, we have established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which we believe will enable us to identify and attract well-positioned prospective portfolio companies.
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
Mitigate Risk of Principal Loss and Build a Portfolio of Warrant and Equity Securities.
We expect that our investments have the potential to produce attractive risk-adjusted returns through current income, in the form of interest and fee income, as well as capital appreciation from warrant and equity securities. We believe that we can mitigate the risk of loss on our debt investments through the combination of loan principal amortization after an initial interest only period, cash interest payments, relatively short maturities (typically between 36-48 months), security interests in the assets of our portfolio companies, and on select investment covenants requiring prospective portfolio companies to have certain amounts of available cash at the time of our investment and the continued support from a venture capital or private equity firm. Although we generally do not engage in significant hedging transactions, we may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars, and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates.
Moreover as noted above, our debt investments in venture capital-backed and institutional-backed companies are generally structured with equity enhancement features. These enhancement features typically are received in the form of warrants, equity securities, or other equity features such as the right to convert our debt or invest in connection with future equity financing rounds. These equity enhancements are considered original issue discounts (“OID”) to our loans and are designed to provide us with an opportunity for potential capital appreciation. Warrants received are typically immediately exercisable upon issuance and generally will remain exercisable for the lesser of five to ten years after issuance or three to five years after completion of such portfolio company's initial public offering (“IPO”). The exercise prices for the warrants varies from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we receive warrants. We may structure warrants and other equity investments to provide minority rights provisions or, on a very select basis, put rights upon the occurrence of certain events. We generally target a total annualized return (including interest, fees and value of warrants and other equity investments) of 10% to 20% for our debt investments. We believe these equity interests will create the potential for meaningful long-term capital gains in connection with the future liquidity events of these technology-related companies.
Benefit from Our Efficient Organizational Structure.
We believe that the perpetual nature of our corporate structure enables us to be a long-term partner for our portfolio companies in contrast to traditional investment funds, which typically have a limited life. In addition, because of our access to the public equity markets, we believe that we may benefit from a lower cost of capital than that available to private investment funds. We are not subject to requirements to return invested capital to investors, nor do we have a finite investment horizon. Capital providers that are subject to such limitations are often required to seek a liquidity event more quickly than they otherwise might, which can result in a lower overall return on an investment.
OUR INVESTMENTS AND OPERATIONS
We principally invest in debt securities and, to a lesser extent, warrants and equity securities, with a particular emphasis on Structured Debt. We generally seek to invest in companies that have been operating for at least six to twelve months prior to the date of our investment. We anticipate that such entities may, at the time of investment, be generating revenues or will have a business plan that anticipates generation of revenues within 24 to 48 months. Further, we anticipate that on the date of our investment we will generally obtain a lien on available assets, which may or may not include intellectual property, and these companies will have sufficient cash on their balance sheet to operate as well as potentially pay down the principal on our debt for at least three to nine months following our investment. We generally require that a prospective portfolio company, in addition to having sufficient capital to support leverage, demonstrate an operating plan capable of generating cash flows or raising the additional capital necessary to cover its operating expenses and service its debt, for an additional six to twelve months subject to market conditions.
We expect that our investments will generally range from $25.0 million to $100.0 million, although we may make investments in amounts above or below this range. We typically structure our debt securities to provide for amortization of principal over the life of the loan, but may include a period of interest-only payments. Our loans will typically be collateralized by a security interest in the borrower’s assets, although we may not have the first claim on these assets and the assets may not include intellectual property. Our debt investments carry fixed or variable contractual interest rates which generally ranged from approximately 8% to 15% as of December 31, 2024. Approximately 97.4% of our loans were at floating rates or floating rates with a floor and 2.6% of the loans were at fixed rates as of December 31, 2024.
In addition to the cash yields received on our loans, our loans generally include one or more of the following: exit fees, balloon payment fees, commitment fees, success fees, or prepayment fees. In some cases, our loans also include contractual payment-in-kind ("PIK") interest arrangements. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such PIK interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income for U.S. federal, state, and local tax purposes certain other amounts, such as back end fees, prior to receiving the related cash.
Typically, our debt and equity investments take one of the following forms:
•Structured Debt: We seek to invest a majority of our assets in debt structured with warrants, equity, options, or other rights to purchase or convert into common or preferred equity investment of prospective portfolio companies. Our investments in Structured Debt may be the only debt capital on the balance sheet of our portfolio companies, and in many cases, we have a first priority security interest in all of our portfolio company’s assets. In certain investments, we may have a “negative pledge” (i.e., an agreement by the portfolio company to not pledge its intellectual property) to another lender on intellectual property. Our Structured Debt typically has a maturity of between two and five years, and it may provide for full amortization after an interest only period. Our Structured Debt with warrants carries an interest rate referenced to the U.S. Prime Rate (“Prime”), the Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Index Average (“SONIA”), or a similar benchmark rate plus a spread with a floor and may include an additional exit fee payment or contractual PIK interest arrangements. Additionally, our Structured Debt financings may include restrictive affirmative and negative covenants, default penalties, prepayment penalties, lien protection, equity calls, change-in-control provisions and board observation rights.
•Senior Debt: We seek to invest a limited portion of our assets in senior debt. Senior debt may be collateralized by accounts receivable and/or inventory financing of prospective portfolio companies. Senior debt has a senior position with respect to a borrower’s scheduled interest and principal payments and holds a first priority security interest in the assets pledged as collateral. Senior debt also may impose covenants on a borrower with regard to cash flows and changes in capital structure, among other items. We generally collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. Our senior loans, in certain instances, may be tied to the financing of specific assets. In connection with a senior debt investment, we may also provide the borrower with a working capital line-of-credit that will carry an interest rate generally referenced to Prime, SOFR, SONIA, or a similar benchmark rate plus a spread with a floor, generally maturing in three to five years, and typically secured by accounts receivable and/or inventory. We also provide “unitranche” loans, which are loans that combine both senior and subordinated loans (sometimes referred to as mezzanine debt), generally in a first lien position with security interest in all the assets of the portfolio company. The loans can either be “first out” or “last out”, whereby the “last-out” loans will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition.
•Equity Securities: The equity securities we hold consist primarily of warrants or other equity interests generally obtained in connection with our Structured Debt investments. In addition to the warrants received as a part of a Structured Debt financing, we typically receive the right to make equity investments in a portfolio company in connection with that company’s next round of equity financing. We may also hold certain debt investments that have the right to convert a portion of the debt investment into equity. These rights will provide us with the opportunity to further enhance our returns over time through opportunistic equity investments in our portfolio companies. These equity investments are typically in the form of preferred or common equity and may be structured with a dividend yield, providing us with a current return, and with customary anti-dilution protection and preemptive rights. We may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to buy back the equity securities we hold. We may also make stand-alone direct equity investments into portfolio companies in which we may not have any debt investment in the company. As of December 31, 2024, we held warrant and equity securities in 151 portfolio companies.
In addition to the characteristics described above, the table below compares the typical features of our investments.

	Structured Debt	Senior Debt	Equity Securities
Typical Structure	Term debt with warrants	Term or revolving debt	Warrants, preferred equity securities, or common equity securities
Investment Horizon	Long-term: 2 to 5 years; Average of 3.5 years	Long-Term: 3 to 5 years Typically under 4 years	3 to 7 years
Covenants	Less restrictive; mostly financial	Generally borrowing base and financial	None
Investment Criteria
We have identified several criteria, among others, that we believe are important in achieving our investment objective with respect to prospective portfolio companies. These criteria, while not inclusive, provide general guidelines for our investment decisions. However, not all of these criteria have been, or will be, met in connection with each of our investments.
Portfolio Composition - While we generally focus our investments in venture capital-backed and institutional-backed companies in a variety of technology-related industries, we seek to invest across various financial sponsors as well as across various stages of companies’ development and various technology-related industry sub-sectors and geographies. As of December 31, 2024, approximately 85.9% of the fair value of our portfolio was composed of investments in four industries: 29.5% was composed of investments in the "Software" industry, 29.5% was composed of investments in the "Drug Discovery & Development" industry, 16.7% was composed of investments in the "Healthcare Services, Other" industry and 10.2% was composed of investments in the "Consumer & Business Services" industry.
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
Security Interest - In many instances we seek a first priority security interest in all of the portfolio company’s tangible and intangible assets as collateral for our debt investment, subject in some cases to permitted exceptions. In other cases, we may obtain a negative pledge prohibiting a company from pledging or otherwise encumbering their intellectual property. We do not intend to operate as an asset-based lender. However, the estimated liquidation value of the assets, if any, collateralizing the debt securities that we hold is an important factor in our credit analysis, especially when attempting to estimate (subject to assumptions that may change over the life of the investment) the value of intellectual property. We generally evaluate both tangible assets, such as accounts receivable, inventory and equipment, and intangible assets, such as intellectual property, customer lists, networks and databases.
Covenants - Our investments may include one or more of the following covenants: cross-default; material adverse change provisions; requirements that the portfolio company provide periodic financial reports and operating metrics; minimum liquidity requirements; and limitations on the portfolio company’s ability to incur additional debt, sell assets, dividend recapture, engage in transactions with affiliates and consummate an extraordinary transaction, such as a merger or recapitalization, without our consent. In addition, we may require other performance or financial based covenants, as we deem appropriate.
Exit Strategy - Prior to making a debt investment that is accompanied by a warrant or other equity security in a prospective portfolio company, we analyze the potential for that company to increase the liquidity of its equity through a future event that would enable us to realize appreciation in the value of our equity interest. Liquidity events may include an IPO, a private sale of our equity interest to a third party, a merger or an acquisition of the company or a purchase of our equity position by the company or one or more of its stockholders.
Investment Process
Our investment process is comprised of four key stages:
•Origination;
•Underwriting;
•Documentation; and
•Loan and Compliance Administration.

Our investment process is summarized in the following chart:
Origination
The origination process for our investments includes sourcing, screening, preliminary due diligence and deal structuring and negotiation, all leading to an executed non-binding term sheet. As of December 31, 2024, our investment origination team, which consists of more than 50 investment professionals, is headed by our Chief Investment Officer and Chief Executive Officer. The origination team is responsible for sourcing potential investment opportunities and members of the investment origination team use their extensive relationships with various leading financial sponsors, management contacts within technology-related companies, trade sources, industry conferences and various publications to source prospective portfolio companies. Our investment origination team is divided into life sciences, venture-backed technology, and private equity/ sponsor-backed technology sub-teams to better source potential portfolio companies.
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
Documentation
Our legal department administers the documentation process for our investments. This department is responsible for documenting the transactions approved by our investment committee with a prospective portfolio company. This department negotiates loan and other investment documentation and, subject to appropriate approvals, prepares final documents for execution by required parties. The legal department generally engages external law firms to support the documentation process.
Loan and Compliance Administration
Our investment committee oversees the administration of the loans by our investment team, credit team, loan operations team and finance department and tracks covenant compliance, if applicable, of our investments. The investment committee also oversees the periodic review of our critical functions to ensure adherence with our internal policies and procedures. After the funding of a loan in accordance with the investment committee’s approval, the loan is recorded in our loan administration software and our proprietary database. The investment team, credit team, loan operations team and finance department are responsible for ensuring timely interest and principal payments and collateral management as well as advising the investment committee on the financial performance and trends of each portfolio company, including any covenant violations that occur, to aid us in assessing the appropriate course of action for each portfolio company and evaluating overall portfolio quality. In addition, the investment team and credit team advise the investment committee and the audit committee of our Board (the "Audit Committee"), accordingly, regarding the credit and investment grading for each portfolio company as well as material changes in the value of collateral that may occur.
The investment team and credit team monitor our portfolio companies in order to determine whether the companies are meeting our financing criteria and their respective business plans. These teams also monitor the financial trends of each portfolio company from its monthly or quarterly financial statements to assess the appropriate course of action for each company and to evaluate overall portfolio quality.
Credit and Investment Grading System. Our investment and credit teams use an investment grading system to characterize and monitor our outstanding loans and debt investments. When appropriate, the teams recommend changes to investment grading. Our investment committee reviews and approves the recommendations and/or changes to the investment grading. These approved investment gradings are provided on a quarterly basis to the Audit Committee and our Board, along with valuations for our investments, which are submitted for approval by the Audit Committee and Board.
From time to time, we will identify investments that require closer monitoring or become workout assets. We develop a workout strategy for workout assets and our investment committee monitors the progress against the strategy. We may incur losses from our investing activities; however, we work with our troubled portfolio companies and their financial sponsors to recover as much of our investments as is practicable, including possibly taking control of the portfolio company. There can be no assurance that principal will be recovered.

We use the following investment grading system for our loans and debt investments:

Grade	Description
Grade 1	Loans involve the least amount of risk in our portfolio. The borrower is performing above expectations, and the trends and risk profile is generally favorable.

Grade 2	The borrower is performing as expected and the risk profile is neutral to favorable. All new loans are initially graded 2.

Grade 3	The borrower may be performing below expectations, and the loan’s risk has increased materially since origination. We typically increase procedures to monitor a borrower when it is determined that credit risk has increased meaningfully since origination, such as, when the borrower is approaching a low liquidity point and an expected capital raise event is not imminent, when an expected milestone has slipped or failed, when performance or new business is materially below our plan, or if the estimated fair value of the enterprise is materially lower than it was when the loan was originated.

Grade 4	The borrower is performing materially below expectations, and the loan risk has substantially increased since origination with the prospect of raising additional capital significantly in question. Loans graded 4 may experience some partial loss or full return of principal but are expected to realize some loss of interest which is not anticipated to be repaid in full, which, to the extent not already reflected, may require the fair value of the loan to be reduced to the amount we anticipate will be recovered. Grade 4 investments are closely monitored.

Grade 5	The borrower is in workout, materially performing below expectations and a significant risk of principal loss is probable. Loans graded 5 will experience some partial principal loss or full loss of remaining principal outstanding is expected. Grade 5 loans will require the fair value of the loans be reduced to the amount, if any, we anticipate will be recovered.
As of December 31, 2024, our investment portfolio had a weighted average investment grading of 2.26.
COMPETITION
Our primary competitors include non-bank financial institutions, federally or state-chartered banks, venture debt funds, financial institutions, venture capital funds, private equity funds, investment funds and investment banks. Many of these entities have greater financial and managerial resources than we have, and the 1940 Act imposes certain regulatory restrictions on us as a BDC to which many of our competitors are not subject. However, we believe that few of our competitors possess our level of expertise in properly structuring and pricing debt investments to venture capital-backed and institutional capital-backed companies in technology-related industries. We believe that our specialization in financing technology-related companies will enable us to determine a range of potential values of intellectual property assets, evaluate the business prospects and operating characteristics of prospective portfolio companies and, as a result, identify investment opportunities that produce attractive risk-adjusted returns. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related to our Business Structure—We operate in a highly competitive market for investment opportunities”.
HUMAN CAPITAL DISCLOSURES
As an internally managed BDC, we believe that one of the strengths and principal reasons for the long-term success of our company is the quality and dedication of our people. As of December 31, 2024, our team comprises over 100 professionals across our 8 offices globally. Our investment team is comprised of more than 50 employees, and is led by professionals with extensive experience in venture capital, structured finance, origination of debt and equity investments, commercial lending and acquisition finance with technology and biomedical companies. The investment team is supported by treasury, finance, operations, credit management, legal, administrative support, IT and human resources professionals. We leverage the experience and relationships of our management team to successfully identify attractive investment opportunities, underwrite prospective portfolio companies and structure customized financing solutions. Our investment team leverages established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, to identify and source our investments. We believe that leveraging the relationships that our investment teams have established will enable us to continue to identify and attract well-positioned prospective portfolio companies.
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
Retention of our personnel is important to the management of our business and we believe that compensation and benefits and opportunities for professional development are a key driver of retention. We offer a competitive compensation and benefits structure that we believe attracts current and prospective professionals relative to their local markets and industry. Our compensation strategy includes, for certain professionals, equity incentive plans. Such plans are structured to further align the interests of our professionals with those of our stockholders, and to cultivate a strong sense of ownership and commitment to our Company. To foster professional development, we provide training opportunities for our employees to continue to build their skills and increase their effectiveness as members of our team. Such opportunities include a variety of external and internal classes and training sessions as well as hands-on learning and one-on-one mentorship. Through our goal setting and performance review process, employees are evaluated at least annually by managers and senior management to ensure employees continue to develop and advance as expected. As we hire and develop individuals, we also plan for succession. We have succession plans in place for each of our named executive officers.
Our Culture
We are committed to fostering a workplace conducive to the open communication of any concerns regarding unethical, fraudulent or illegal activities. We seek to promote a safe environment that is free of harassment or bullying. We do not tolerate discrimination or harassment of any kind. We seek feedback from employees on matters related to their employment or our operations including its financial statement disclosures, accounting, internal accounting controls or auditing matters. Under our Whistleblower Policy, each director, officer, regular full-time, part-time and temporary employee of the Company has the ability to confidentially report any: questionable or improper accounting, internal controls, auditing matters, disclosure, or fraudulent business practices or other illegal or unethical behavior. We seek to protect the confidentiality of those making reports of possible misconduct and our Whistleblower Policy prohibits retaliation against those who report activities believed in good faith to be a violation of any law, rule, regulation or internal policy.
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
Diversity, Equity, and Inclusion
At Hercules, we feel strongly that building a diverse and inclusive team is an important priority. We aim to attract, motivate, and retain a diverse group of individuals and to create an inclusive community where all individuals are welcomed, valued, respected, and heard. We are proud that our workforce consists of diverse professionals including approximately 50% that are women or people of diverse ethnic backgrounds. We strive to continue to create a welcoming and inclusive work environment for our employees.
Corporate Social Responsibility
Hercules encourages and supports our employees to be active participants in our local communities. As a Company, we support local non-profit organizations by hosting annual fundraising, food, supply, and toy drives. In addition to our Company-sponsored philanthropic initiatives, we also provide employees with paid days off to volunteer at organizations of their choice. Hercules supports a variety of non-profit organizations through corporate sponsorship and donations. In addition, we support our employees and the causes that are most important to them through our Charitable Donation Matching program, in which we match donations our employees make to qualified 501(c)(3) non-profits (subject to maximum limits per employee).
Information on our approach and commitment to social, governance, and environmental (“ESG”) considerations can be found on our website at investor.htgc.com/esg. Information contained on our website is not incorporated by reference and into this Annual Report, and you should not consider that information to be part of this Annual Report.

REGULATION
We have elected to be regulated as a BDC under the 1940 Act. The following discussion is a general summary of the material prohibitions and descriptions governing BDCs. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.
Regulation as a Business Development Company
The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or principal underwriters. The 1940 Act requires that a majority of the directors of a BDC be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities, which the 1940 Act defines as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC.
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
(b)is not an investment company (other than a SBIC wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies any of the following:
i.does not have any class of securities that is traded on a national securities exchange or has a class of securities listed on a national securities exchange but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
ii.is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
iii.is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
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
Significant Managerial Assistance
BDCs generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance. With respect to an SBIC, making available managerial assistance means the making of a loan to a portfolio company.
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
Warrants, Options, and Restricted Stock
Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, or rights to purchase shares of capital stock that it may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or other rights to purchase or convert into capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock. This amount is reduced to 20% of the BDC’s total outstanding shares of capital stock if the amount of warrants, options or rights issued pursuant to an equity compensation plan for our directors, executive officers and employees would exceed 15% of the BDC’s total outstanding shares of capital stock. We have received exemptive relief from the SEC permitting us to issue stock options to our independent directors and restricted stock to our executive officer, employees and directors subject to the above conditions, among others. For a discussion regarding the conditions of this exemptive relief, see “—No-Action and Exemptive Relief Obtained” below and “Note 8 - Equity Incentive Plans” to our consolidated financial statements.
Senior Securities; Coverage Ratio
In accordance with the Small Business Credit Availability Act, our Board and stockholders approved the reduction of our minimum asset coverage ratio applicable under Section 61(a)(2) of the 1940 Act on September 4, 2018 and December 6, 2018, respectively. As a result, effective December 7, 2018, the minimum asset coverage ratio under the 1940 Act applicable to us decreased from 200% to 150%, permitting us to incur additional leverage
As a result, we will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, we may not be permitted to declare any cash dividend distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 150% after deducting the amount of such distribution or purchase price. On April 5, 2007, we received approval from the SEC on our request for exemptive relief that permits us to exclude the indebtedness of our wholly owned subsidiaries that are SBICs from the 150% asset coverage requirement applicable to us. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes. For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors—Risks Related To Leverage—Because we have substantial borrowings, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.”

Capital Structure
Subject to limited exceptions, we are not generally able to issue and sell our common stock at a price per share below NAV per share. We may, however, sell our common stock, or warrants, options or other rights to acquire such common stock, at a price below the current NAV per share if our Board determines that such sale is in the best interests of our stockholders and, in some cases, if stockholders, including a majority of those stockholders that are not affiliated with us, approve of such sale.
In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distribution commission or discount). Our stockholders have authorized us to issue common stock at a price below the then-current NAV per share, subject to certain conditions including Board approval, for a twelve-month period expiring on August 15, 2025. We cannot predict whether we will make any such sales.
Other 1940 Act Regulations
We are periodically examined by the SEC for compliance with the 1940 Act. We are also prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board who are not interested persons and, in some cases, prior approval by the SEC. We are required by the 1940 Act to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office. We are also required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and review these policies and procedures annually for their adequacy and the effectiveness of their implementation. Our Chief Compliance Officer is responsible for administering these policies and procedures.
Code of Ethics
We have adopted and maintain a code of ethics that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.
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
Small Business Administration Regulations
We make investments in qualifying small businesses through wholly owned SBIC subsidiaries. SBICs are designed to stimulate the flow of private capital to eligible small businesses. Under present SBA regulations, eligible small businesses include those businesses that are below small business size standards as published by the North American Industry Classification System (“NASIC”) and adopted by the SBA or any eligible business that has a tangible net worth not exceeding $24.0 million and has average annual fully taxed net income not exceeding $8.0 million for the two most recent fiscal years. In addition, SBICs must devote 25.0% of their investment activity to “smaller” enterprises as defined by the SBA. A smaller enterprise is one that meets the NASIC size standard for its industry or has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.
Each SBIC subsidiary is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. As part of the SBA's oversight, each SBIC is periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If any of our SBICs fail to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit our SBICs' use of debentures, declare outstanding debentures immediately due and payable, and/or limit our SBICs from making new investments. In addition, our SBICs may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively impact us because our SBICs are wholly owned subsidiaries. Further, the SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. As of December 31, 2024, as a result of having sufficient capital as defined under the SBA regulations, our SBICs were in compliance with the terms of the SBA’s leverage requirements.
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
•pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting, and our independent registered public accounting firm separately audits our internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
Brokerage Allocations and Other Practices
Because we generally acquire and dispose of our investments in privately negotiated transactions, we typically do not use brokers in the normal course of business. However, from time to time, we may work with brokers to sell positions we have acquired in the securities of publicly listed companies or to acquire positions (principally equity) in companies where we see a market opportunity to acquire such securities at attractive valuations. In cases where we do use a broker, we seek to obtain the best net results for the Company, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we generally seek reasonably competitive execution costs, we may not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.
No-Action and Exemptive Relief Obtained
On May 11, 2020, we received no-action relief from the SEC staff that allowed us to register the Adviser Subsidiary as a registered investment adviser under the Advisers Act.
On January 30, 2019, we received exemptive relief from the SEC that permits us to issue stock options and restricted stock to non-employee directors and restricted stock and restricted stock units to certain of our employees, executive officers, and directors (excluding non-employee directors). See “Note 8. Equity Incentive Plans” to our consolidated financial statements included with this Annual Report for additional information.
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
•distribute to our stockholders, in respect of each taxable year, dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our “investment company taxable income,” which is generally equal to the sum of our net ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, determined without regard to any deduction for distributions paid (the “Distribution Requirements”).
Taxation as a Regulated Investment Company
For any taxable year including our initial election year, if we qualify as a RIC and distribute dividends for U.S. federal income tax purposes to our stockholders of an amount at least equal to the Distribution Requirements, then we generally will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gains that we timely distribute (or are deemed to distribute) as dividends for U.S. federal income tax purposes to our stockholders. If we fail to qualify as a RIC, we will be subject to U.S. federal income taxes at regular corporate rates on any ordinary income or net capital gains.
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
We are authorized to borrow funds and to sell assets in order to satisfy the Distribution Requirements and the Excise Tax Requirement (collectively the “Code Distributions”). However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation—Senior Securities; Coverage Ratio”. Additionally, we may also be restricted from making distributions under the terms of our debt obligations themselves unless certain conditions are satisfied. Moreover, our ability to dispose of assets to meet the Code Distributions may be limited by (1) the illiquid nature of our portfolio, or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Code Distributions, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to obtain cash from other sources to make the distributions, we may lose our RIC status.
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
DETERMINATION OF NET ASSET VALUE
We determine the NAV per share of our common stock quarterly. The NAV per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. As of the date of this Annual Report, we do not have any preferred stock outstanding.
Pursuant to Rule 2a-5 under the 1940 Act, our Board has designated a group of our executive officers and senior employees to serve as the Board’s valuation designee under Rule 2a-5 under the 1940 Act (such group of executive officers and senior employees are referred to herein as the “Valuation Committee”). As of December 31, 2024, approximately 95.5% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by our Valuation Committee, subject to oversight and approval by our Board. Fair value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board. Our investments are carried at fair value in accordance with Rule 2a-5 under the 1940 Act. Given our investment strategy, the nature of our investments and the types of businesses in which we invest, substantially all of our investments are considered Level 3 assets under Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) because there generally is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to valuation guidelines approved by our Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.
We intend to continue to engage one or more independent valuation firm(s) to provide us with assistance regarding the Valuation Committee's determination of the fair value of selected portfolio investments each quarter. In selecting which portfolio investments to engage an independent valuation firm, we consider a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, size, credit quality, and the time lapse since the last valuation of the portfolio investment by an independent valuation firm. The scope of services rendered by the independent valuation firm is at the discretion of the Valuation Committee and subject to approval of the Board, and we may engage an independent valuation firm to value all or some of our portfolio investments. Our Board is ultimately responsible for determining the fair value of our investments in good faith.
See “Note 2 – Summary of Significant Accounting Policies” in the notes to the consolidated financial statements for a detailed discussion of our investment portfolio valuation process and procedures.
Determinations in Connection with Offerings
In connection with each offering of shares of our common stock, the Board or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below our then current NAV per share at the time at which the sale is made, unless we then have the requisite shareholder authorization to issue our shares at a price below their NAV per share and it is determined by the Board that such sale is in the best interests of our stockholders, certain other conditions are met and we have any requisite approval from our stockholders. The Board considers the following factors, among others, in making such determination:
•the NAV per share of our common stock disclosed in the most recent periodic report we filed with the SEC;

•our management’s assessment of whether any material change in the NAV per share has occurred (including through the realization of net gains on the sale of our portfolio investments) from the period beginning on the date of the most recently disclosed NAV per share to the period ending two days prior to the date of the sale of our common stock; and
•the magnitude of the difference between (i) a value that our Board or an authorized committee thereof has determined reflects the current NAV per share of our common stock, which is generally based upon the NAV per share of our common stock disclosed in the most recent periodic report that we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the NAV per share of our common stock since the date of the most recently disclosed NAV per share of our common stock, and (ii) the offering price per share of the shares of our common stock in the proposed offering.
Importantly, this determination does not require that we calculate NAV per share in connection with each offering of shares of our common stock, but instead it involves the determination by the Board or a committee thereof that we are not selling shares of our common stock at a price below the then current NAV per share at the time at which the sale is made.
Moreover, to the extent there is a possibility that we may issue shares of our common stock at a price below the then current NAV per share (and we do not have requisite shareholder authorization to issue our shares at a price below their NAV per share), the Board or a committee thereof will elect to either (i) postpone the offering until such time that there is no longer the possibility of issuing shares at a price below the then current NAV per share or (ii) to undertake to determine the NAV per share within two days prior to any such sale to ensure that such sale will not be below our then current NAV per share of our common stock. In addition, if, during an offering pursuant to a prospectus, there is a possibility that we may trigger the undertaking to suspend the offering of shares of our common stock if the NAV per share of common stock fluctuates by certain amounts (as described in the relevant prospectus), the Board or a committee thereof will either (i) comply with such undertaking or (ii) undertake to determine NAV per share of our common stock to ensure that such undertaking has not been triggered.
These processes and procedures are part of our compliance policies and procedures. Records will be made contemporaneously with all determinations described in this section and these records will be maintained with other records we are required to maintain under the 1940 Act.

SUMMARY OF RISK FACTORS
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Annual Report and the other reports and documents filed by us with the SEC.
Risks Related To Our Business And Structure
•We operate in a highly competitive market for investment opportunities.
•We are dependent upon senior management personnel for our future success, particularly our CEO, Scott Bluestein.
•Our success depends on attracting and retaining qualified personnel in a competitive environment.
•Our business model depends to a significant extent upon strong referral relationships for investment opportunities.
•Our Board may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
Risks Related To Our Investments
•The types of portfolio companies in which we invest involve significant risk, and we could lose all or part of our investment.
•The lack of liquidity in our investments may adversely affect our business.
•Our investments are concentrated in certain technology-related industries, which subjects us to the risk of significant loss if any one or more of such industries experiences a downturn.
•We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer. In addition, our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.
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
Risks Related To Leverage
•Because we have substantial borrowings, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.
•Certain of our assets are subject to security interests under our senior securities and if we default on our obligations under our senior securities, we may suffer adverse consequences, including foreclosure on those assets.
Risks Related To Our Investment Management Activities
•Our executive officers and employees, through the Adviser Subsidiary, are expected to manage the Adviser Funds, which includes funds from External Parties, that operate in the same or a related line of business as we do, which may result in significant conflicts of interest.
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
•We may not be able to pay distributions to our stockholders, our distributions may not grow over time, and a portion of distributions paid to our stockholders may be a return of capital, which is a distribution of the stockholders' invested capital.
Risks Related To Our SBIC Subsidiaries
•We, through our wholly owned subsidiaries, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of our subsidiaries that are superior to the claims of our securities holders.
•Certain of our wholly owned subsidiaries are licensed by the SBA, and therefore subject to SBIC regulations.
Risks Related To Operating As A RIC And U.S. Federal Income Taxes
•We will be subject to U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M Part I of the Code.
•We may have difficulty paying the distributions required to maintain our RIC status under the Code if we recognize income before or without receiving cash representing such income.
General Risk Factors
•Capital markets may experience periods of disruption and instability in the future. These market conditions, when they occur, may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
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

Item 1A.    Risk Factors
Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report, you should carefully consider the following information before making an investment in our securities. The risks set forth below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, and results of operations could be materially adversely affected. In such case, our NAV and the trading price of our common stock or the value of our other securities could decline, and you may lose all or part of your investment.
Risks Related To Our Business Structure
We operate in a highly competitive market for investment opportunities.
We compete for investments with a number of other investment funds (including venture capital and private equity funds, debt funds, BDCs and SBICs), as well as traditional financial services companies such as commercial and investment banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. For example, some competitors may have a lower cost of funds and/or access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or that the Code imposes on us as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and/or structure. If we do match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms.
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
Our growth requires that we attract and retain investment and administrative personnel in a competitive market. Our ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as venture capital funds, private equity funds, debt funds and mezzanine funds) and traditional financial services companies, with which we compete for experienced personnel have greater resources than we have.
The competitive environment for qualified personnel may require us to take certain measures to ensure that we are able to attract and retain experienced personnel. Such measures may include increasing the attractiveness of our overall compensation packages, altering the structure of our compensation packages through the use of additional forms of compensation, or other steps.
However, as an internally managed BDC, our ability to offer more competitive and flexible compensation structures, such as offering both a profit-sharing plan and an equity incentive plan, is subject to the limitations imposed by the 1940 Act, which limits our ability to attract and retain talented investment management professionals. As such, these limitations could inhibit our ability to grow, pursue our business plan and attract and retain professional talent, any or all of which may have a negative impact on our business, financial condition and results of operations.
Our business model depends to a significant extent upon strong referral relationships for investment opportunities.
We expect that members of our management team will maintain their relationships with venture capital and private equity firms, other financial institutions and intermediaries, investment bankers, commercial bankers, financial advisers, attorneys, accountants, consultants and other individuals within our network, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If we fail to maintain our existing relationships or develop new relationships with sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom members of our management team have relationships are not obligated to provide us with investment opportunities and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
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
We and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations or prospects.
Although we assess our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we or our portfolio companies have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
We are subject to risks related to corporate social responsibility.
Our business faces increasing public scrutiny related to corporate social responsibility, including ESG activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business. In addition, different stakeholder groups have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and may adversely impact our reputation and business. If we do not successfully manage ESG-related expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our business.
Risks Related To Our Investments
The types of portfolio companies in which we invest involve significant risk, and we could lose all or part of our investment.
Investing in the types of companies that comprise our portfolio companies exposes us indirectly to a number of significant risks. Among other things, these companies:
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
In addition, in the course of providing significant managerial assistance to certain of our portfolio companies, certain of our officers and directors may serve as directors on the boards of directors of such companies. To the extent that litigation arises out of our investments in these companies, our officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.
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
A lack of IPO or merger and acquisition, or M&A, opportunities for private companies, including venture capital-backed and institutional-backed companies could lead to portfolio companies staying longer in our portfolio as private entities still requiring funding. IPO activity has remained stagnant over the last several years and this trend may remain for the foreseeable future. This situation may adversely affect the amount of available funding for early-stage companies in particular as, in general, venture capital, institutional, and other sponsor firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO or M&A transaction. In the best case, such stagnation would dampen returns, and in the worst case, could lead to unrealized depreciation and realized losses as some portfolio companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO or M&A opportunities for private companies can also cause some venture capital, institutional, and other sponsor firms to change their strategies, leading some of them to reduce funding to their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in our investments in such portfolio companies.
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
In addition, our ability to invest in public companies may be limited in certain circumstances. To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a market capitalization that is less than $250.0 million at any point in the 60 days prior to the time of such investment and meets certain other requirements.
Our investments are concentrated in certain technology-related industries, which subjects us to the risk of significant loss if any one or more of such industries experiences a downturn.
We have invested and intend to continue investing in companies that operate in technology-related industries. A downturn in one or more technology-related industry sectors and particularly those in which we are heavily concentrated could materially adversely affect our financial condition more than if we invested in a wider range of industries. As of December 31, 2024, approximately 85.9% of the fair value of our portfolio comprised investments in four industries: 29.5% comprised investments in the “Software” industry , 29.5% comprised investments in the “Drug Discovery and

Development” industry,16.7% comprised investments in the “Healthcare Services, Other” industry, and 10.2% in the “Consumer & Business Services industry”. Companies in technology-related industries are subject to numerous risks, including:
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
•Drug Discovery & Development Industry Risk. The success of pharmaceutical companies operating in the drug discovery and development industry is highly dependent on the development, procurement and marketing of drugs. The valuations of pharmaceutical companies are also dependent on the development, protection and exploitation of intellectual property rights and other proprietary information, and the profitability of pharmaceutical companies may be significantly affected by such things as the expiration of patents or the loss of, or the inability to enforce, intellectual property rights. The research and other costs associated with developing or procuring new drugs and the related intellectual property rights can be significant, and the results of such research and expenditures are unpredictable. There can be no assurance that those efforts or costs will result in the development of a profitable drug. Pharmaceutical companies may be susceptible to product obsolescence. Many pharmaceutical companies face intense competition from new products and less costly generic products. Moreover, the process for obtaining regulatory approval by the FDA or other governmental regulatory authorities is long and costly and there can be no assurance that the necessary approvals will be obtained or maintained. Furthermore, it is unclear whether the new U.S. presidential administration will propose or implement significant regulatory or policy changes that may significantly impact the drug discovery and development industry. Such changes could impact the actions or inactions of the FDA or other governmental regulatory authorities with respect to the receipt or continuation of approvals.
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
The international operations of many pharmaceutical companies expose them to risks associated with instability and changes in economic and political conditions, foreign currency fluctuations, changes in foreign regulations and other risks inherent to international business. Additionally, a pharmaceutical company’s valuation can often be based largely on the potential or actual performance of a limited number of products. A pharmaceutical company’s valuation can also be greatly affected if one of its products proves unsafe, ineffective or unprofitable. Such companies also may be characterized by thin capitalization and limited markets, financial resources or personnel, as well as dependence on wholesale distributors. The valuations of companies in the pharmaceutical industry have been and will likely continue to be extremely volatile.
•Healthcare Services Industry Risk. The operations of healthcare services companies are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the physician self-referral law and analogous state self-referral prohibition statutes, Federal Acquisition Regulations, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage, handling and administration of pharmaceuticals. The Medicare and Medicaid reimbursement rules related to claims submission, enrollment and licensing requirements, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers as well. A violation or departure from any of these legal requirements may result in government audits, lower reimbursements, significant fines and penalties, the potential loss of certification, recoupment efforts or voluntary repayments. If healthcare services companies fail to adhere to all of the complex government regulations that apply to their businesses, such companies could suffer severe consequences that would substantially reduce revenues, earnings, cash flows and stock prices. If healthcare companies are unable to successfully expand their product lines through internal research and development and acquisitions, their business may be materially and adversely affected. In addition, if these companies are unable to successfully grow their businesses through marketing partnerships and acquisitions, their business may be materially and adversely affected. Furthermore, it is unclear whether the new U.S. presidential administration will propose or implement significant regulatory or policy changes that may significantly impact, directly or indirectly, the healthcare services industry.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer. In addition, our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. Beyond our RIC asset diversification requirements, we do not have fixed guidelines for portfolio diversification, and our investments could be concentrated in relatively few portfolio companies. See “Risk Factors – Risks Related to Operating as a RIC and U.S. Federal Income Taxes.” Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company.
Because we are a non-diversified investment company, our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected, and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Further, to the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company might be.

The following table shows the fair value of the investments held in portfolio companies as of December 31, 2024, that represent greater than 5% of our net assets:

(in thousands)	December 31, 2024
	Fair Value	Percentage of Net Assets
Phathom Pharmaceuticals, Inc.	$177,348	8.9%
Marathon Health, LLC	166,882	8.4%
Axsome Therapeutics, Inc.	165,220	8.3%
Shield AI, Inc.	113,701	5.7%
SeatGeek, Inc.	110,413	5.5%
Corium, Inc.	109,178	5.5%
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
•Shield AI, Inc. is an aerospace and defense technology company that designs and builds AI-powered, autonomous Unmanned Aerial Vehicles (UAVs) for national defense operations and military organizations.
•SeatGeek, Inc. is a mobile-focused ticket platform that enables users to buy and sell tickets for live sports, concerts and theater events.
•Corium, Inc. develops, engineers, and manufactures drug delivery products and devices that utilize the skin and mucosa as a primary means of transport.
Our financial results could be materially adversely affected if one of more of these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.
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
•PIK interest and exit fee instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and
•PIK interest and exit fee instruments may represent a higher credit risk than coupon loans; even if the conditions for income accrual under generally accepted accounting principles in the United States of America (“U.S. GAAP”) are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan.
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
Even if our investment is structured as a senior-secured loan, principles of equitable subordination, as defined by existing case law, could lead a bankruptcy court to subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.
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
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to non-payment of interest and other defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. In addition, in the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan, which in some cases excludes the IP on which we have only a negative pledge (i.e., an agreement by the portfolio company to not pledge its IP to another lender). In any case, the assets collateralizing our loan may not be sufficient to fully cover our indebtedness. In the event of a default on a loan, there can be no assurance that our security interest will be enforceable in a court of law or bankruptcy court or that there will not be others with senior or pari passu credit interests. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
Substantially all of our portfolio investments are recorded at fair value as determined in accordance with our valuation guidelines and, as a result, there may be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined by our Valuation Committee in accordance with our valuation guidelines adopted pursuant to Rule 2a-5 under the 1940 Act, subject to oversight and approval by our Board.
We value our securities for which no market value is ascertainable quarterly at fair value based on inputs from management and/or one or more third-party valuation firm(s) pursuant to our valuation guidelines approved by our Board. As of December 31, 2024, portfolio investments, whose fair value is determined in good faith by our Valuation Committee, subject to oversight and approval by our Board, were approximately 95.5% of our total assets. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Our NAV could be adversely affected if determinations regarding the fair value of these investments were materially higher than the values ultimately realized upon the disposal of such investments.

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
During the year ended December 31, 2024, we received early principal payments and early payoffs on our debt investments of approximately $922.0 million. We are subject to the risk that the debt investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our securities.
We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments.
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors and caps. As of December 31, 2024, approximately 97.4% of our debt investments were at floating rates or floating rates with a floor, and 2.6% of our debt investments were at fixed rates. As a result, a change in market interest rates could have a material adverse effect on our net investment income, in particular with respect to increases from current levels to the level of the interest rate caps on certain investments. In periods of rising interest rates, our cost of funds will increase because the interest rates on the amounts borrowed under our Credit Facilities (as defined below) are floating and are not subject to interest rate caps, which could reduce our net investment income to the extent any debt investments have either fixed interest rates, or floating interest rates subject to an interest rate cap below the then current levels, and as a result such interest rates on these debt investments will not increase. In periods of declining interest rates, our interest income and our net investment income could be reduced as the interest income earned on our floating rate debt investments declines and any new fixed rate debt may be issued at lower coupon rates.
Some of our portfolio companies have debt investments which bear interest at variable rates and may be negatively affected by changes in market interest rates, which may be impacted by, among other factors, changes in the federal funds rates by the U.S. Federal Reserve. An increase in market interest rates would increase the interest costs and reduce the cash flows of our portfolio companies that have variable rate debt instruments, a situation which could reduce the value of our investments in these portfolio companies. The value of our securities could also be reduced from an increase in market interest rates as rates available to investors could make an investment in our securities less attractive than alternative investments. Conversely, decreases in market interest rates could negatively impact the interest income from our variable rate debt investments. A decrease in market interest rates may also have an adverse impact on our returns by requiring us to accept lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates. See further discussion and analysis at “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
Inflation could adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest or principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net increase (decrease) in net assets resulting from operations.

We may not realize gains from our equity or warrant investments.
Certain investments that we have made in the past and may make in the future include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. We may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer; however, we may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress. In addition, we anticipate that approximately 50% of our warrants may not realize any exit or generate any returns. Furthermore, because of the financial reporting requirements under U.S. GAAP, of those approximately 50% of warrants that we do not realize any exit, the assigned costs to the initial warrants may lead to realized losses when the warrants either expire or are not exercised.
We may expose ourselves to risks when we engage in hedging transactions.
When we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and there can be no assurance that any such hedging arrangements will achieve the desired effect. During the year ended and as of December 31, 2024, we had entered into and held one outstanding foreign currency forward contract. We do not utilize hedge accounting and as such we recognize the value of our derivatives at fair value on the Consolidated Statements of Assets and Liabilities with changes in the net unrealized appreciation (depreciation) on forward currency forward contracts recorded on the Consolidated Statements of Operations.
Our investments in foreign securities or investments denominated in foreign currencies may involve significant risks in addition to the risks inherent in U.S. and U.S.-denominated investments.
Our investment strategy contemplates potential investments in securities of foreign companies. Our total investments at fair value in foreign companies were approximately $371.2 million or 10.1% of total investments as of December 31, 2024. Investing in foreign companies may expose us to additional risks not typically associated with investing in securities of U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.
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
We will be subject to risks associated with “last out” positions in unitranche loans.
We also provide “unitranche” loans, which are loans with two classes of lenders that combine both senior and mezzanine debt, generally in a first lien position with security interest in all the assets of the portfolio company. The unitranche loans can either be “first out” or “last out”, whereby the “last-out” portion will be subordinated to the “first-out” portion of the unitranche loan in a liquidation, sale or other disposition. When we invest in unitranche loans, we typically invest in the “last-out” portion. Investments in “last out” pieces of tranched first lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same tranched first lien loan with respect to payment of principal, interest and other amounts. We can offer no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the “last out” pieces of the tranched first lien loans after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the "last out" pieces of unitranche loans, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.
A unitranche loan may also, in some cases, have a longer maturity than a senior secured loan and may be provided in a larger size, often by one or two counterparts as opposed to a club or syndicate. Its broader risk parameters and larger size often lead to more bespoke features, and in some cases the lender taking an observer seat on the borrower’s board.
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
As of December 31, 2024, we had approximately $448.5 million of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.
Our unfunded contractual commitments may be significant. A portion of these unfunded contractual commitments are dependent upon the portfolio company achieving certain milestones before the debt commitment becomes available. Furthermore, our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Closed commitments generally fund 50-80% of the committed amount in aggregate over the life of the commitment. We believe that our assets provide adequate cover to satisfy all of our unfunded commitments and we intend to use cash flow from operations and early principal repayments and proceeds from borrowings and notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due. Our inability to fund these commitments could have a material adverse effect on our reputation in the market and our ability to generate incremental lending activity and subject us to lender liability claims.
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
We may also borrow from banks and other lenders and may issue debt securities or enter into other types of borrowing arrangements in the future. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We generally may grant security interests in our assets, subject to any restrictions on encumbered assets imposed by the terms of our existing indebtedness.
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
Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Our secured credit facilities with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”) and MUFG Union Bank, N.A., (the “MUFG Bank Facility”) and our letter of credit facility with Sumitomo Mitsui Banking Corporation (the “SMBC LC Facility” and together with the SMBC Facility and MUFG Bank Facility, our “Credit Facilities”), as well as the February 2025 Notes, June 2025 Notes, June 2025 3-Year Notes, March 2026 A Notes, March 2026 B Notes, September 2026 Notes, January 2027 Notes, 2031 Asset-Backed Notes and 2033 Notes (each term as is individually defined under “Note 5 - Debt” and collectively, the “Notes”), each outstanding as of December 31, 2024, contain financial and operating covenants that could restrict our business activities, including our ability to declare dividend distributions if we default under certain provisions. As of December 31, 2024, we had $283.6 million and $116.0 million in borrowings under the SMBC Facility and MUFG Bank Facility, respectively, and approximately $1.10 billion in aggregate principal outstanding Notes. Further we have an additional $175.0 million and $104.0 million SBA debentures outstanding and incurred by our wholly owned subsidiaries, Hercules Capital IV, LP (“HC IV”) and SBIC V, L.P. (“SBIC V”), respectively, as of December 31, 2024.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (1) our actual asset coverage ratio as of December 31, 2024, and (2) a hypothetical asset coverage ratio of 150% (each excluding our SBA debentures as permitted by our exemptive relief) each at various annual returns on our portfolio as of December 31, 2024, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Annual Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming our actual asset coverage of 231.7% as of December 31, 2024(1)	(23.77%)	(14.14%)	(4.51%)	5.12%	14.75%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(42.32%)	(26.52%)	(10.72%)	5.08%	20.89%
(1)Assumes $3.8 billion in total assets, $1.8 billion in debt outstanding, $2.0 billion in stockholders’ equity, and an average cost of funds of 5.0%, which is the approximate average cost of our Notes and Credit Facilities for the period ended December 31, 2024. Actual interest payments may be different.
(2)Assumes $6.3 billion in total assets including debt issuance costs on a pro forma basis, $4.2 billion in debt outstanding, $2.0 billion in stockholders’ equity, and an average cost of funds of 5.0%, which is the approximate average cost of our Notes and Credit Facilities for the period ended December 31, 2024, along with the hypothetical estimated incremental cost of debt that would be incurred on offering the maximum permissible debt under the 150% asset coverage. Actual interest payments may be different.
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
Certain of our assets are currently pledged as collateral under our senior securities, including our outstanding Credit Facilities and certain Notes. If we default on our obligations under our senior securities, our lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders. In addition, if the lenders exercise their right to sell the assets pledged under our senior securities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the senior securities.
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
We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.
We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. Derivative transactions, if any, will generally create leverage for us and involve significant risks. The primary risks related to derivative transactions include counterparty, correlation, liquidity, leverage, volatility, over-the-counter trading, operational and legal risks. In addition, a small investment in derivatives could have a large potential impact on our performance, effecting a form of investment leverage on our portfolio. In certain types of derivative transactions, we could lose the entire amount of our investment; in other types of derivative transactions the potential loss is theoretically unlimited.
Rule 18f-4 under the 1940 Act (“Rule 18f-4”) requires a BDC that uses derivatives to comply with certain value-at-risk leverage limits, a derivatives risk management program and board oversight and reporting requirements. However, Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. We intend to operate under the limited derivatives user exemption of Rule 18f-4 and have adopted written policies and procedures reasonably designed to manage our derivatives risk pursuant to Rule 18f-4.
Rule 18f-4 also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provision of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the asset coverage ratios as discussed herein. In addition, under the “delayed-settlement securities” provision of Rule 18f-4, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date. We may otherwise engage in such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due. We cannot predict the effects of these requirements.
Risks Related To Our Investment Management Activities
Our executive officers and employees, through the Adviser Subsidiary, are expected to manage the Adviser Funds, which includes funds from External Parties, that operate in the same or a related line of business as we do, which may result in significant conflicts of interest.
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
We, the Adviser Funds and our portfolio companies are subject to applicable local, state and federal laws and regulations, including those promulgated by the SEC, the NYSE, and the Public Company Accounting Oversight Board (United States). Failure to comply with any applicable local, state or federal law or regulation could negatively impact our reputation and our business results. New legislation may also be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our investment team to other types of investments in which our investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
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
The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to certain of the other investment vehicles that we may compete with. BDCs are required, for example, to invest at least 70% of their total assets in certain qualifying assets, including U.S. private or smaller U.S. public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. See “Item 1. Business – Regulation.” Moreover, qualification for taxation as a RIC requires satisfaction of both the Income Test and Asset Test, as well as complying with the Distribution Requirements as set forth in the Code.

See “Certain United States Federal Income Tax Considerations — Qualifying as a Regulated Investment Company.” Operating under these constraints may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Any failure to do so could subject us to enforcement action by the SEC, cause us to fail to satisfy the tests and requirements associated with our RIC status and subject us to entity-level U.S. federal income taxation, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.
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
Additional Common Stock. We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock or warrants, options or rights to acquire our common stock at a price below the current NAV per share of the common stock in accordance with the requirements of Section 63(2) of the 1940 Act if our Board determines that such sale is in the best interests of our stockholders, and if our stockholders approve such sale. Our stockholders have authorized us to issue common stock at a price below the then-current NAV per share, subject to certain conditions including Board approval, for a twelve-month period expiring on August 15, 2025. See “Risk Factors – Risks Related to our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion of the risks related to us issuing shares of our common stock below NAV per share. We may also make rights offerings to our stockholders at prices per share less than the NAV per share, without stockholder approval but subject to certain other applicable regulatory requirements. Our stockholders have also authorized us to issue debt with warrants or debt convertible into shares of common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then current NAV per share, in accordance with the requirements of Section 61(a)(4) of the 1940 Act. There is no expiration date on our ability to issue such warrants or convertible debt securities based on this stockholder approval. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.
Risks Related To Our Securities
Investing in our securities may involve a high degree of risk.
The investments we make in accordance with our investment objective may be highly speculative and result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. As a result, an investment in our securities may not be suitable for someone with lower risk tolerance.
Shares of closed-end investment companies, including BDCs, may trade at a discount to their NAV.
Shares of closed-end investment companies, including BDCs, may trade at a discount to their NAV. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV. In addition, if our common stock trades below our NAV per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board makes certain determinations. While our stockholders have authorized us to issue common stock at a price below the then-current NAV per share, subject to certain conditions including Board approval, for a twelve-month period expiring on August 15, 2025, we cannot predict whether we will make any such sales. See “Risk Factors — Risks Related to our Securities — Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” for a discussion related to us issuing shares of our common stock below NAV.
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
•loss of our BDC or RIC status or our wholly owned subsidiaries' statuses as SBICs;
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
The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below NAV provided that our Board makes certain determinations. In connection with our 2024 Annual Meeting, we obtained authorization from our stockholders to issue common stock below our NAV per share, subject to certain conditions including Board approval, for a twelve-month period expiring on August 15, 2025. We may also seek such authorization at future annual or special meetings of stockholders. Our stockholders have previously approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Even though we have obtained authorization from our stockholders to issue common stock at a price below our NAV, we cannot predict whether we will make any such sales. Any decision to sell shares of our common stock below NAV per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board that such issuance is in our and our stockholders’ best interests.
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
Except for the 2031 Asset-Backed Notes, the Notes are unsecured and therefore effectively subordinated to any current or future secured indebtedness.
The Notes, except for the 2031 Asset-Backed Notes (with such exception, the “Unsecured Notes”), are not secured by any of our assets or any of the assets of our subsidiaries and rank equally in right of payment with all of our existing and future unsubordinated, unsecured indebtedness. As a result, the Unsecured Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Unsecured Notes.
The Unsecured Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The Unsecured Notes are obligations exclusively of Hercules Capital, Inc. and not of any of our subsidiaries (which includes, for purposes of this risk factor only, our affiliated securitization trust). None of our subsidiaries are or act as guarantors of the Unsecured Notes. Furthermore, the Unsecured Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the SBA debentures is held through one of our SBIC subsidiaries. Our secured indebtedness with respect to the 2031 Asset-Backed Notes is held through our affiliated securitization trust. The assets of our subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the Unsecured Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Unsecured Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. As a result of not having a direct claim against any of our subsidiaries, the Unsecured Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Unsecured Notes.
There is no active public trading market for the June 2025 Notes, June 2025 3-Year Notes, March 2026 A Notes, March 2026 B Notes, September 2026 Notes, January 2027 Notes, or 2031 Asset-Backed Notes. As a result, a holder may not be able to resell any of such notes.
There currently is no active public trading market for the June 2025 Notes, June 2025 3-Year Notes, March 2026 A Notes, March 2026 B Notes, September 2026 Notes, January 2027 Notes, or 2031 Asset-Backed Notes. We do not currently intend to apply for listing of any such notes on any securities exchange or for quotation of any such notes on any automated dealer quotation system. If no active trading market develops, a holder may not be able to resell any at their fair market value or at all. If any of such notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. If a market is made for any of such notes, any such market-making may be discontinued at any time. In addition, any market-making activity, if any, will be subject to limits imposed by law. Accordingly, we can provide no assurance that a liquid trading market, if any, will develop for such notes, that a holder will be able to sell any of such notes at a particular time, or that the price a holder may receive when it sells any of such notes will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for such notes may be harmed. Accordingly, a holder may be required to bear the financial risk of an investment in such notes for an indefinite period of time.
The 2033 Notes are listed on the NYSE under the symbol “HCXY.” We cannot provide any assurances that an active trading market will be maintained for 2033 Notes, that a holder will be able to sell its 2033 Notes, or that the price a holder may receive when it sells its 2033 Notes will be favorable. The 2033 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. The underwriters of the public offering of the 2033 Notes have advised us that they intend to make a market in the 2033 Notes, but they are not obligated to do so. Such underwriters may discontinue any market-making in the 2033 Notes at any time at their sole discretion.
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
The indentures under which the 2033 Notes, September 2026 Notes and January 2027 Notes were issued contain limited protections for the holders of such notes.
The indentures under which the 2033 Notes, September 2026 Notes and January 2027 Notes were issued offers limited protections to the holders of such notes. The terms of the respective 2033 Notes, September 2026 Notes and January 2027 Notes indentures do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in such notes. In particular, the terms of the respective 2033 Notes, September 2026 Notes and January 2027 Notes indentures do not place any restrictions on our or our subsidiaries’ ability to:
•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to such notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to such notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to such notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to such notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect to any exemptive relief granted to us by the SEC (currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% thereafter after such borrowings);
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to such notes, including subordinated indebtedness;
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
Furthermore, the terms of the respective 2033 Notes, September 2026 Notes and January 2027 Notes indentures do not protect their respective holders in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity.
Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2033 Notes, September 2026 Notes and January 2027 Notes may have important consequences for their holders, including making it more difficult for us to satisfy our obligations with respect to the 2033 Notes, September 2026 Notes and January 2027 Notes or negatively affecting their trading value.
Certain of our debt instruments include more protections for their respective lenders than the 2033 Notes, September 2026 Notes and January 2027 Notes, and we may issue or incur additional debt in the future which could contain more protections for its holders, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of such notes.
Terms relating to redemption may materially adversely affect the return on any debt securities that we may issue.
With respect to debt securities issued by us that are redeemable at our option, we may choose to redeem such debt securities at times when prevailing interest rates are lower than the interest rate paid on such debt securities. In addition, with respect to debt securities issued by us that are subject to mandatory redemption, we may be required to redeem such debt securities at times when prevailing interest rates are lower than the interest rate paid on such debt securities. In these circumstances, such noteholders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as those debt securities being redeemed. We may redeem our Notes at a redemption price set forth under the terms of the agreements governing the Notes. See “Note 5 – Debt.” If we choose to redeem our Notes when the fair market value is above par value, such noteholders would experience a loss of any potential premium.
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
The agreements governing the June 2025 Notes, June 2025 3-Year Notes, March 2026 A Notes, March 2026 B Notes, September 2026 Notes and January 2027 Notes require us to offer to prepay all of the issued and outstanding notes upon a change in control and election by the holders, which could have a material adverse effect on our business, financial condition and results of operations. A change in control under the indentures or note purchase agreements, as applicable, occurs upon the consummation of a transaction which results in a “person” or “group” (as those terms are used in the Exchange Act and the rules promulgated thereunder) becoming the beneficial owner of more than 50% of our outstanding voting stock.
Upon a change in control event, holders of the notes may require us to prepay for cash some or all of the notes at a prepayment price equal to 100% of the aggregate principal amount of the notes being prepaid, plus accrued and unpaid interest to, but not including, the date of prepayment. If a change in control were to occur, we may not have sufficient funds to prepay any such accelerated indebtedness. The terms of the 2033 Notes and 2031 Asset-Backed Notes do not require us to purchase the 2033 Notes or 2031 Asset-Backed Notes, respectively, in connection with a change of control or any other event. Our Credit Facilities do not require us to repay the Credit Facilities in connection with a change of control, however, certain merger or consolidation transactions may trigger an event of default under the Credit Facilities, which may result in amounts outstanding under the Credit Facilities to be accelerated.
Any inability to renew, extend or replace our Credit Facilities could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.
The MUFG Bank Facility matures in January 2026, plus a twelve month amortization period, and the SMBC Facility matures in November 2028, plus a twelve month amortization period. In addition, the SMBC LC Facility has a final maturity date ending February 2028. There can be no assurance that we will be able to renew, extend or replace our Credit Facilities upon maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facilities will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace our Credit Facilities at the time of their respective maturities, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.
Risks Related To Our SBIC Subsidiaries
We, through our wholly owned subsidiaries, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of our subsidiaries that are superior to the claims of our securities holders.
Our wholly owned subsidiaries HC IV and SBIC V, have $175.0 million and $104.0 million of SBIC debentures outstanding, respectively. HC IV has no, and SBIC V has $71.0 million of, additional debentures available, respectively. SBIC debentures are guaranteed by the SBA, have a maturity of ten years from the date of issuance (maturing in 2031, 2032 and 2035) and require semiannual payments of interest.

We will need to generate sufficient cash flow to make required interest payments on the debentures. If we are unable to meet the financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to the assets of our SBICs over our securities holders in the event we liquidate or the SBA exercises its remedies under such debentures as the result of a default by us. See “Item 1. Business — Regulation—Small Business Administration Regulations.”
Certain of our wholly owned subsidiaries are licensed by the SBA, and therefore subject to SBIC regulations.
HC IV and SBIC V are licensed as SBICs and are regulated by the SBA. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause HC IV or SBIC V to forego attractive investment opportunities that are not permitted under SBIC regulations. Further, the SBIC regulations require, among other things, that a licensed SBIC be periodically examined by the SBA and audited by an independent auditor, in each case to determine the SBIC’s compliance with the relevant SBIC regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. If either HC IV or SBIC V fails to comply with applicable SBIC regulations, the SBA could, depending on the severity of the violation, limit or prohibit HC IV's or SBIC V's issuance of SBIC debentures, declare outstanding SBIC debentures immediately due and payable, and/or limit HC IV or SBIC V from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. Such actions by the SBA would, in turn, negatively affect us.
Our SBIC subsidiaries may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of an entity-level tax.
In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level U.S. federal taxes, we will be required to distribute substantially all of our net ordinary taxable income and net capital gain income, including taxable income from certain of our subsidiaries, which includes the income from HC IV and SBIC V. We will be partially dependent on HC IV and SBIC V for cash distributions to enable us to meet the RIC distribution requirements. HC IV and SBIC V may be limited by SBIC regulations from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for HC IV or SBIC V to make certain distributions to maintain our eligibility for RIC status. We cannot assure you that the SBA will grant such waiver and if HC IV or SBIC V are unable to obtain a waiver, compliance with the SBIC regulations may result in loss of RIC status and a consequent imposition of an entity-level tax on us.
Risks Related To Operating As A RIC And U.S. Federal Income Taxes
We will be subject to U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M Part I of the Code.
To maintain RIC status under Subchapter M Part I of the Code, we must meet the following distribution, income and asset requirements:
•The Distribution Requirements for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year which generated such taxable income. For more information regarding tax treatment, see “Item 1. Business — Certain United States Federal Income Tax Considerations — Taxation as a Regulated Investment Company.” Because we use debt financing, we are subject to an asset coverage ratio requirements under the 1940 Act and are (and may in the future become) subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. In addition, because we receive non-cash sources of income such as PIK interest which involves us recognizing taxable income without receiving the cash representing such income, we may have difficulty meeting the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC and thus become subject to U.S. federal income tax.
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
We will include in income certain amounts that we have not yet received in cash. Among other circumstances, these amounts generally relate to: (i) amortization of OID, which may arise if (a) we receive equity, warrants, or another asset in connection with the origination of a loan; (b) we invest or acquire a debt investment at a discount to its par value; (ii) contractual PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term; (iii) contractual exit fees, which is a contractual fee accrued over the life of a loan and its typically due at loan payoff; or (iv) contractual preferred dividends, which represents contractual dividends added to the preferred stock and due at the end of the preferred stock term, subject to adequate profitability at the portfolio company. Such amortization of OID, accrual to par of any debt bought below par, accrual of PIK, exit fees, and cumulative preferred dividends will be included in income before we receive the corresponding cash payments.
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
General Risk Factors
Capital markets may experience periods of disruption and instability in the future. These market conditions, when they occur, may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
U.S. capital markets have experienced volatility and disruption in recent years, including as a result of the COVID-19 pandemic, certain regional bank failures, and an inflationary economic environment. Any future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets.
At various times, such disruptions in the past have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time, and may materially worsen in the future, including as a result of U.S. government shutdowns, or future downgrades to the U.S. government's sovereign credit rating or the perceived credit worthiness of the U.S. or other large global economies. In addition, the current U.S. political environment and the new incoming U.S. federal administration and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, healthcare, taxation, economic, environmental and other policies, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the conflict between Russia and Ukraine or conflict in the Middle East, could lead to disruption, instability and volatility in the global capital markets. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited in the past and could continue to limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the value of our debt and equity investments.
In addition, the U.S. and global capital markets have in the past, and may in the future, experience periods of extreme volatility and disruption during economic downturns and recessions. Trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect financial markets worldwide. Increases to budget deficits or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations and any risks resulting from any such debt crisis in Europe, the United States or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt markets and the financial condition of financial institutions generally. Government shutdowns or austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions, our business and the businesses of our portfolio companies.
Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-

reaching implications. To the extent the U.S. Congress or the presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
There have been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that more of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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
Terrorist acts, acts of war, public health crises (such as the COVID-19 outbreak) or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, public health crises, climate change, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, public health crises, climate change, and natural disasters are generally uninsurable.
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
Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. Such events could include:
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Cybersecurity Program Overview
Our cybersecurity program is designed to identify, assess, and manage material risks from cybersecurity threats. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which we rely. We actively monitor the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats. We engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes. We depend on and engage various third parties, including suppliers, vendors, and service providers. Our legal, operations, information technology, and compliance personnel identify and oversee risks from cybersecurity threats associated with our use of such entities.
Board Oversight of Cybersecurity Risks
Our Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from our Chief Operating Officer and, as appropriate, the Chief Compliance Officer, the Director of Information Technology and third-party cybersecurity experts, regarding the overall state of our cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents.
Management's Role in Cybersecurity Risk Management
Our management, including our Chief Operating Officer and Chief Compliance Officer, is responsible for assessing and managing material risks from cybersecurity threats. Members of Company management possess relevant expertise in various disciplines that are key to effectively managing such risks, such as information systems technology, cybersecurity, regulatory compliance and corporate governance. Our management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents, including through the receipt of notifications from service providers and reliance on communications with legal, operations, information technology, and/or compliance personnel.
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
Item 2.     Properties
Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Our corporate headquarters are located at 1 North B Street, Suite 2000 in San Mateo, California. We also lease office space in Boston, MA, New York, NY, Denver, CO, Westport, CT, Chicago, IL, San Diego, CA, and London, United Kingdom.
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

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
PRICE RANGE OF COMMON STOCK
Our common stock is traded on the NYSE under the symbol “HTGC.” As of February 3, 2025, we had approximately 158,869 stockholders of record, which does not include stockholders for whom shares are held in “nominee” or “street name.” Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.
Shares of BDCs may trade at a market price that is less than the NAV per share. The possibilities that our shares of common stock will trade at a discount from NAV per share or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. At times, our shares of common stock have traded at a premium to NAV or at a significant discount to the NAV per share.
Price Range of Common Stock and Distributions
The following table sets forth the range of high and low closing sales prices of our common stock, the sales price as a percentage of NAV and the distributions declared by us for each fiscal quarter. The stock quotations are interdealer quotations and do not include markups, markdowns or commissions.

		Price Range		Premium/ Discount of High Sales Price to NAV	Premium/ Discount of Low Sales Price to NAV	Cash Distribution per Share(2)
	NAV(1)	High	Low
Year Ended December 31, 2023
First quarter	$10.82	$16.24	$11.56	50.1%	6.8%	$0.47
Second quarter	$10.96	$15.08	$12.38	37.6%	13.0%	$0.47
Third quarter	$10.93	$18.02	$14.86	64.9%	36.0%	$0.48
Fourth quarter	$11.43	$16.93	$15.09	48.2%	32.1%	$0.48
Year Ended December 31, 2024
First quarter	$11.63	$18.77	$16.67	61.4%	43.3%	$0.48
Second quarter	$11.43	$19.92	$17.07	74.3%	49.3%	$0.48
Third quarter	$11.40	$21.67	$17.71	90.1%	55.4%	$0.48
Fourth quarter	$11.66	$20.22	$18.53	73.4%	58.9%	$0.48
Year Ending December 31, 2025
First quarter (through February 6, 2025)	*	$21.15	$19.73	*	*	$0.47
*     Net asset value has not yet been calculated for this period.
(1)NAV per share is generally determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Represents the dividend or distribution declared in the relevant quarter.
SALES OF UNREGISTERED SECURITIES
During 2024, 2023, and 2022, we issued 471,949, 303,960, and 259,466 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended (“the Securities Act”). The aggregate value of the shares of our common stock issued under our dividend reinvestment plan during the years ended December 31, 2024, 2023, and 2022 were approximately $8.8 million, $4.6 million, and $4.0 million, respectively.

EQUITY COMPENSATION PLAN INFORMATION
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ISSUER PURCHASES OF EQUITY SECURITIES
The Company did not repurchase common stock on the open market during the years ended 2024, 2023, and 2022. Upon vesting of restricted stock awarded pursuant to our equity compensation plans, shares may be withheld to meet applicable tax withholding requirements. Any shares withheld are treated as common stock purchases by the Company in our consolidated financial statements as they reduce the number of shares received by employees upon vesting. These shares are netted within the amounts “Issuance of common stock under equity-based award plans” and “Shares retired on vesting of equity-based awards” disclosed in the Consolidated Statements of Changes in Net Assets.
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
Distributions from our taxable income to a stockholder generally will be treated as a dividend for U.S. federal income tax purposes to the extent of such stockholder’s allocable share of our current or accumulated earnings and profits. Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Of the distributions declared during the years ended December 31, 2024, 2023, and 2022, 100% were distributions derived from our current and accumulated earnings and profits. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2025 distributions to stockholders will actually be and we cannot assure you that we will achieve results that will permit the payment of any cash distributions.
We maintain an “opt-out” distribution reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare a cash distribution, then our stockholders who have not “opted out” of our distribution reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. During 2024, 2023, and 2022, we issued 471,949, 303,960 and 259,466 shares, respectively, of common stock to stockholders in connection with the distribution reinvestment plan.

PERFORMANCE GRAPH
The following stock performance graph compares the cumulative stockholder return assuming that, on December 31, 2019, a person invested $100 in each of our common stock, the S&P 500 Index, the NASDAQ Financial 100 Index, the S&P BDC Index, and the KBW Regional Bank Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions, prior to any tax effect. It assumes that distributions paid are reinvested in like securities.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hercules Capital, Inc., the S&P 500 Index,
the NASDAQ Financial 100 Index, the KBW NASDAQ Regional Banking Index and the S&P BDC Index

$300
$250
$200
$150
$100
$50
$0
12/31/19
6/30/20
12/31/20
6/30/21
12/31/21
6/30/22
12/31/22
6/30/23
12/31/23
6/30/24
12/31/24
Hercules Capital, Inc.
S&P 500
NASDAQ Financial 100
KBW NASDAQ Regional Banking
S&P BDC

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

*Assumes $100 invested on December 31, 2019 in Hercules Capital, Inc. or the applicable index, and that all dividends are reinvested.
This graph and other information furnished under Part II. Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of, or intended to forecast, future stock price performance.
Item 6.     [Reserved]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
The matters discussed in this Annual Report, as well as in future oral and written statements by management of Hercules Capital, Inc., that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties, including those discussed under “Item 1A. Risk Factors,” which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:
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
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
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
You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report.
Use of Non-GAAP Measures
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

Overview
We are a leading specialty finance company with a focus on providing financing solutions to high-growth and innovative venture capital-backed and institutional-backed companies in a variety of technology and life sciences industries. Our primary business objectives are to increase our net income, net investment income, and net asset value through our investments. We principally invest in debt securities and, to a lesser extent, warrant and equity securities, with a particular emphasis on Structured Debt. We aim to achieve our business objectives by maximizing our portfolio total return through generation of current income from our debt investments and capital appreciation from our warrant and equity investments. We expect that our investments will generally range from $25.0 million to $100.0 million, although we may make investments in amounts above or below this range. Through generation of current income from our debt investments and capital appreciation from our warrant and equity investments, we aim to maximize our portfolio total return.
Since inception through December 31, 2024, we have originated more than $21.0 billion in commitments in over 600 companies. We, through the Adviser Subsidiary, may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we, through the Adviser Subsidiary may earn management or other fees for our services. As of December 31, 2024, we, including through our Adviser Subsidiary, actively manage approximately $4.8 billion of assets.
We are structured as an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which includes securities of private U.S. companies, cash, cash equivalents, and high-quality debt investments that mature in one year or less. Consistent with requirements under the 1940 Act, we invest primarily in United States based companies and to a lesser extent in foreign companies. We source our investments through our principal office located in San Mateo, CA, as well as through our additional offices in Boston, MA, New York, NY, San Diego, CA, Denver, CO, and London, United Kingdom.
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
Portfolio and Investment Activity
The total fair value of our investment portfolio as of December 31, 2024 and December 31, 2023 was as follows:

(in millions)	Fair Value
	December 31, 2024	December 31, 2023
Debt	$3,494.6	$3,057.3
Equity	128.7	152.2
Warrants	30.5	33.9
Investment Funds & Vehicles	6.2	4.6
Total Investment Portfolio	$3,660.0	$3,248.0
Our investments in portfolio companies take a variety of forms, including unfunded contractual commitments and funded investments. Not all debt commitments represent future cash requirements. Unfunded contractual commitments depend upon a portfolio company reaching certain milestones before the debt commitment is available to the portfolio company, which is expected to affect our funding levels. These commitments are subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. Debt commitments generally fund over the year following the underwriting of such debt commitment. From time to time, unfunded contractual commitments may expire without being drawn and thus do not represent future cash requirements.
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

Our portfolio activity for the years ended December 31, 2024 and 2023 was comprised of the following:

(in millions)	December 31, 2024	December 31, 2023
Investment Commitments(1)
Investment Commitments Originated by Hercules Capital and the Adviser Funds	$2,692.7	$2,174.1
Less: Commitments assigned to or directly committed by the Adviser Funds	(562.1)	(595.6)
Net Total Investment Commitments	$2,130.6	$1,578.5

Gross Debt Commitments Originated by Hercules Capital and the Adviser Funds
New portfolio company	$2,335.4	$1,571.0
Existing portfolio company	344.8	589.5
Sub-total	2,680.2	2,160.5
Less: Debt commitments assigned to or directly committed by the Adviser Funds	(559.9)	(593.7)
Net Total Debt Commitments	$2,120.3	$1,566.8

Investment Fundings(2)
Gross Debt Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$1,281.7	$747.3
Existing portfolio company	513.5	836.5
Sub-total	1,795.2	1,583.8
Less: Debt fundings assigned to or directly funded by the Adviser Funds	(381.4)	(348.8)
Net Total Debt Fundings	$1,413.8	$1,235.0
Equity Investments and Investment Funds and Vehicles Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$2.0	$2.0
Existing portfolio company	10.0	12.8
Sub-total	$12.0	$14.8
Less: Equity fundings assigned to or directly funded by the Adviser Funds	(1.8)	(1.9)
Net Total Equity and Investment Funds and Vehicle Fundings	$10.2	$12.9

Total Unfunded Contractual Commitments (3)	$448.5	$335.3

Non-Binding Term Sheets
New portfolio company	$297.6	$645.0
Existing portfolio company	—	31.8
Total	$297.6	$676.8
(1)Includes restructured loans and renewals in addition to new commitments.
(2)Funded amounts include borrowings on revolving facilities.
(3)Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $139.7 million and $127.7 million of unfunded commitments as of December 31, 2024 and December 31, 2023, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds.
We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the year ended December 31, 2024, we received approximately $953.6 million in aggregate principal repayments. Approximately $31.6 million of the aggregate principal repayments related to scheduled principal payments and approximately $922.0 million were early principal repayments related to 56 portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for the years ended December 31, 2024 and December 31, 2023 was as follows:

(in millions)	December 31, 2024	December 31, 2023
Beginning Portfolio	$3,248.0	$2,963.9
New fundings and restructures	1,807.2	1,598.6
Fundings assigned to or directly funded by the Adviser Funds	(383.2)	(350.7)
Warrants not related to current period fundings	0.3	1.3
Principal repayments received on investments	(31.6)	(50.8)
Early payoffs	(922.0)	(925.1)
Proceeds from sale of debt investments	—	(26.7)
Proceeds from sale of equity and warrant investments	(49.4)	(43.2)
Accretion of loan discounts and paid-in-kind interest	87.7	59.5
Net acceleration of loan discounts and loan fees due to early payoffs or restructures	(12.3)	(14.1)
New loan fees	(15.2)	(13.5)
Gain (loss) on investments due to sales or write offs	(19.7)	6.0
Net change in unrealized appreciation (depreciation)	(49.8)	42.8
Ending Portfolio	$3,660.0	$3,248.0
Additionally, we may hold investments in debt, warrant, or equity positions of portfolio companies that have filed a registration statement with the SEC in contemplation of a potential IPO. There can be no assurance that companies that have yet to complete their IPO will do so in a timely manner or at all.
The following table presents certain additional selected information regarding our debt investment portfolio as of December 31, 2024 and December 31, 2023. This includes information on index rate floors which we have in place on all of our floating rate debt investments.

	December 31, 2024	December 31, 2023
Number of portfolio companies with debt outstanding	118	125
Percentage of debt bearing a floating rate	97.4%	95.9%
Percentage of debt bearing a fixed rate	2.6%	4.1%
Weighted average core yield on debt investments(1)(3)	12.9%	14.3%
Weighted average effective yield on debt investments(2)(3)	13.7%	15.3%
Prime rate at the end of the period	7.50%	8.50%
Percentage of Prime rate linked debt investments	77.5%	69.2%
Weighted average floor rate bearing a Prime rate	7.2%	5.7%
Percentage of SOFR, SONIA and BSBY rate linked debt investments	19.9%	26.7%
Weighted average floor rate bearing a SOFR, SONIA or BSBY rate	1.0%	1.1%
(1)The core yield is a Non-GAAP financial measure. The core yield on our debt investments excludes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications, other one-time events, and includes income from expired commitments. Please refer to the “Portfolio Yield” section below for further discussion of this measure.
(2)The effective yield on our debt investments includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events. The effective yield is derived by dividing total investment income from debt investments by the weighted average earning investment portfolio assets outstanding during the year, excluding non-interest earning assets such as warrants and equity investments. Please refer to the “Portfolio Yield” section below for further discussion of this measure.
(3)The core and effective yields represent the weighted average yields for the three month periods ended December 31, 2024 and December 31, 2023. Please refer to the "Portfolio Yield" section below for further discussion of these measures.
Macroeconomic Market Developments
The capital markets are subject to fluctuations caused by various external factors such as changes in the inflationary environment, interest rate movements, concerns over slowing economic growth and possible global recession, changes to U.S. tariff and import/export regulations, uncertainty and disruption caused by geopolitical events, including the conflicts in Ukraine, Russia, and the Middle East, among other factors. These macroeconomic developments are outside our control and could require us to adjust our plan of operations, and impact our financial position, results of operations or cash flows in the future. We monitor macroeconomic market developments and their related impact to our business, including impacts to our portfolio companies, employees, due diligence and underwriting processes, and the broader financial markets.
Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more resilient to U.S. and global economic cycles. This includes being partially insulated from declining interest rates as all of our floating rate debt investments, which represent 97.4% and 95.9% of our debt portfolio as of December 31, 2024 and December 31, 2023, respectively, are subject to interest rate floors. While our portfolio is not immune to the impact of macroeconomic events, we believe we and our portfolio are well positioned to manage the current environment. Given the unpredictability and fluidity of the macroeconomic market, neither our management nor our Board is able to predict the full impact of the macroeconomic events on our business, future results of operations, financial position, or cash flows. For additional information, see "Part I - Item 1A. Risk Factors" in this Annual Report.
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
As of December 31, 2024, our debt investments generally have a term of between two and five years and typically bear interest at a rate ranging from approximately 7.5% to approximately 14.9%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.
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
Loan origination and commitment fees are generally received in full at the inception of a loan, are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. As of December 31, 2024 and 2023, unamortized capitalized fee income was recorded as follows:

(in millions)	As of December 31,
	2024	2023
Offset against debt investment cost	$36.9	$32.9
Deferred obligation contingent on funding or other milestone	9.1	9.4
Total Unamortized Fee Income	$46.0	$42.3
Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of December 31, 2024 and 2023, loan exit fees receivable were recorded as follows:

(in millions)	As of December 31,
	2024	2023
Included within debt investment cost	$39.2	$35.9
Deferred receivable related to expired commitments	3.0	4.3
Total Exit Fees Receivable	$42.2	$40.2
Additionally, we have debt investments in our portfolio that earn PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our status as a RIC, the non-cash PIK income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. During the years ended December 31, 2024 and December 31, 2023, we recorded approximately $51.3 million and $24.7 million of PIK income, respectively.
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

	Three Months Ended December 31,		Year ended December 31,
	2024	2023	2024	2023
Total Yield	13.2%	14.6%	13.9%	14.6%
Effective Yield(1)	13.7%	15.3%	14.4%	15.4%
Core Yield (Non-GAAP)(1)	12.9%	14.3%	13.5%	14.1%
(1)Yield calculated using “Total investment income” excluding bank interest, dividend income, and investment income from other assets for the three months and year ended December 31, 2024 and December 31, 2023.
We believe that these measures are useful for our stockholders as it provides further insight into the yield of our portfolio to allow a more meaningful comparison with our competitors. As noted above, Core Yield, a Non-GAAP financial measure, is derived by dividing Core investment income, as defined above, by the weighted average GAAP basis value of debt investment portfolio assets at amortized cost outstanding. The reconciliation to calculate “Core investment income” from GAAP basis “Total investment income” are as follows:

(in thousands)	Three Months Ended December 31,		Year ended December 31,
	2024	2023	2024	2023
GAAP Basis: Total investment income	$121,784	$122,603	$493,591	$460,668
Less: fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events except income from expired commitments	(7,309)	(8,138)	(32,382)	(38,324)
Non-GAAP Basis: Core investment income	$114,475	$114,465	$461,209	$422,344
Less: bank interest income, dividend income, and other investment income from other assets	(3,002)	(2,269)	(11,371)	(5,123)
Core investment income from debt portfolio	$111,473	$112,196	$449,838	$417,221
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
Another financial measure that we monitor is the total return for our investors, which was approximately 32.8% and 42.0% during the years ended December 31, 2024 and 2023, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that may be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition
Our portfolio companies are primarily privately held companies which are active in sectors characterized by high margins, high growth rates, consolidation, and product and market extension opportunities and, to a lesser extent, public companies active in those sectors.
The following table presents the fair value of the Company’s portfolio by industry sector as of December 31, 2024 and December 31, 2023:

(in thousands)	December 31, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Software	$1,081,100	29.5%	$764,985	23.6%
Drug Discovery & Development	1,080,390	29.5%	1,257,699	38.7%
Healthcare Services, Other	610,184	16.7%	300,079	9.3%
Consumer & Business Services	372,641	10.2%	525,973	16.2%
All other industries(1)	515,663	14.1%	399,310	12.2%
Total	$3,659,978	100.0%	$3,248,046	100.0%
(1)See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of December 31, 2024, the fair value as a percentage of total portfolio does not exceed 5.0% for any individual industry sector other than “Software”, “Drug Discovery & Development”, “Healthcare Services, Other”, and “Consumer & Business Services.”
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
For the years ended December 31, 2024 and 2023, our ten largest portfolio companies represented approximately 31.6% and 29.7% of the total fair value of our investments in portfolio companies, respectively. As of December 31, 2024 and December 31, 2023, we had six and five investments that represented 5% or more of our net assets, respectively. As of December 31, 2024 and December 31, 2023, we had three and five equity investments, respectively, that represented 5% or more of the total fair value of our equity investments. These equity investments represented approximately 49.7% and 56.5% of the total fair value of our equity investments as of December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024 and 2023, approximately 97.4% and 95.9% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime, SOFR, SONIA, or BSBY-based interest rate floor, respectively. Changes in interest rates, including Prime, SOFR, SONIA, or BSBY rates, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.
Our investments in Structured Debt generally have detachable equity enhancement features in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of December 31, 2024, we held warrants in 98 portfolio companies, with a fair value of approximately $30.5 million. The fair value of our warrant portfolio decreased by approximately $3.4 million, as compared to a fair value of $33.9 million as of December 31, 2023, primarily related to the decrease in fair value of the portfolio companies.
Our existing warrant holdings would require us to invest approximately $60.5 million to exercise such warrants as of December 31, 2024. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 42.71x based on the historical rate of return on our investments. We may also experience losses from our warrant portfolio in the event that warrants are terminated or expire unexercised.
Portfolio Grading
We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of December 31, 2024 and 2023, respectively:

(in thousands)	December 31, 2024			December 31, 2023
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	19	$654,489	18.7%	20	$626,770	20.5%
2	53	1,649,906	47.2%	52	1,286,195	42.1%
3	39	1,012,603	29.0%	47	1,040,629	34.0%
4	6	159,372	4.6%	5	103,705	3.4%
5	1	18,231	0.5%	1	—	0.0%
	118	$3,494,601	100.0%	125	$3,057,299	100.0%
As of December 31, 2024 and December 31, 2023, our debt investments had a weighted average investment grading of 2.26 and 2.24 on a cost basis, respectively. Changes in a portfolio company's investment grading may be a result of changes in portfolio company's performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or are underperforming relative to its respective business plan. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company's investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event. The overall downgrade of the portfolio's weighted average investment grading is reflective of the impact of the current macroeconomic environment.
If macroeconomic events evolve and cause disruption in the capital markets and to businesses, we monitor and work with the management teams and stakeholders of our portfolio companies to navigate any significant market, operational, and economic challenges created by these events. This includes remaining proactive in our assessments of credit performance to manage potential risks across our investment portfolio.
Performing and Non-accrual Investments
The following table shows the amortized cost of our performing and non-accrual investments as of December 31, 2024 and December 31, 2023:

(in millions)	As of December 31,
	2024		2023
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	$3,648	98.3%	$3,216	99.0%
Non-accrual	61	1.7%	31	1.0%
Total Investments	$3,709	100.0%	$3,247	100.0%
Debt investments are placed on non-accrual status when it is probable that principal, interest or fees will not be collected according to contractual terms. When a debt investment is placed on non-accrual status, we cease to recognize interest and fee income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay our current and future contractual obligations. We may choose not to apply the non-accrual status to a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Interest collected on non-accrual investments are generally applied to principal.

Results of Operations
Our condensed consolidated operating results for the years ended December 31, 2024 and 2023, were as follows:

(in thousands, except per share data)	Year Ended December 31,
	2024	2023
Total investment income	$493,591	$460,668
Total expenses	167,759	156,631
Net investment income	325,832	304,037
Net realized gain (loss):	(31,657)	8,437
Net change in unrealized appreciation (depreciation):	(31,209)	25,010
Net increase (decrease) in net assets resulting from operations	$262,966	$337,484

Net investment income before gains and losses per common share:
Basic	$2.00	$2.09

Change in net assets resulting from operations per common share:
Basic	$1.61	$2.32
Diluted	$1.61	$2.31
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
Investment Income
Total investment income for the year ended December 31, 2024 was approximately $493.6 million as compared to approximately $460.7 million for the year ended December 31, 2023. Investment income is primarily composed of interest income earned on our debt investments, fee income from commitments, facilities, and other loan related fees and dividend income.
Interest and Dividend Income
The following table summarizes the components of interest and dividend income for the years ended December 31, 2024 and 2023:

(in thousands)	Year Ended December 31,
	2024	2023
Contractual interest income	$355,470	$351,883
Exit fee interest income	44,448	45,747
PIK interest income	51,270	24,670
Dividend income	7,900	1,400
Other investment income(1)	8,107	10,725
Total interest and dividend income	$467,195	$434,425
(1)Other investment income includes OID interest income and interest recorded on other assets.
Interest and dividend income for the year ended December 31, 2024 totaled approximately $467.2 million as compared to approximately $434.4 million for the year ended December 31, 2023. The increase in interest and dividend income for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is primarily attributable to an increase in the weighted average principal outstanding and dividend income distributions primarily from the Adviser Subsidiary. Partially offsetting income growth was the impact of declining Core Yield due to declining benchmark rates in 2024.

Interest income is comprised of recurring interest income from the contractual servicing of loans and non-recurring interest income that is related to the acceleration of income due to early loan repayments and other one-time events during the period.
The following table summarizes recurring and non-recurring interest income and dividend income for the years ended December 31, 2024 and December 31, 2023:

(in thousands)	Year Ended December 31,
	2024	2023
Recurring interest income	$441,361	$410,414
Non-recurring interest income	17,934	22,611
Dividend income	7,900	1,400
Total interest and dividend income	$467,195	$434,425
A portion of interest income is earned in the form of PIK interest. The following table shows the PIK-related activity for the years ended December 31, 2024 and 2023, at cost:

(in thousands)	Year Ended December 31,
	2024	2023
Beginning PIK interest receivable balance	$38,030	$25,713
PIK interest income during the period	51,270	24,670
PIK capitalized as principal or converted to equity or other assets	(1,095)	(3,317)
Payments received from PIK loans	(18,346)	(9,036)
Realized loss	(2,203)	—
Ending PIK interest receivable balance	$67,656	$38,030
The increase in PIK interest income during the year ended December 31, 2024, as compared to the year ended December 31, 2023 is due to an increase in the weighted average principal outstanding for debt investments which earn PIK interest. Payments on PIK loans are normally received only in the event of payoffs. The PIK receivable for December 31, 2024 and December 31, 2023 was approximately 2% and 1% of total debt investments, respectively.
Fee Income
Fee income is comprised of recurring fee income from commitment, facility, and loan related fees, fee income due to expired commitments, and acceleration of fee income due to early loan repayments during the period. The following table summarizes the components of fee income for the years ended December 31, 2024 and December 31, 2023:

(in thousands)	Year Ended December 31,
	2024	2023
Recurring fee income	$9,507	$8,835
Fee income - expired commitments	2,442	1,695
Accelerated fee income - early repayments	14,447	15,713
Total fee income	$26,396	$26,243
The fee income for the year ended December 31, 2024 was similar to the year ended December 31, 2023. This is primarily due to higher weighted average principal outstanding and fee income from expired commitments, partially offset by lower acceleration of fee income from early repayments.
Operating Expenses
Our operating expenses are comprised of interest and fees on our debt borrowings, general and administrative expenses, taxes, and employee compensation and benefits. During the years ended December 31, 2024 and 2023, our net operating expenses totaled approximately $167.8 million and $156.6 million, respectively.
Interest and Fees on our Debt
Interest and fees on our debt totaled approximately $86.0 million and $77.5 million for the years ended December 31, 2024 and 2023, respectively. Interest and fee expense during the year ended December 31, 2024, as compared to the year ended December 31, 2023, increased due to higher weighted average borrowing costs and debt outstanding.
Our weighted average cost of debt was approximately 5.0% and 4.8% for the years ended December 31, 2024 and 2023, respectively. The weighted average cost of debt includes interest and fees on our debt, but excludes the impact of fee accelerations due to the extinguishment of debt, as applicable. The increase in the weighted average cost of debt during

2024 as compared to 2023, was attributable to increased usage of our Credit Facilities which are floating rate instruments and have higher borrowing rates.
General and Administrative Expenses and Tax Expenses
General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $19.7 million from $18.7 million for the years ended December 31, 2024 and 2023, respectively. The increase in general and administrative expenses for the year ended December 31, 2024 is primarily attributable to an increase in costs of office and professional fees and expenses. Tax expenses were $5.8 million and $6.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. Our tax expenses primarily relate to excise tax accruals.
Employee Compensation
Employee compensation and benefits totaled approximately $54.2 million for the year ended December 31, 2024, as compared to approximately $50.2 million for the year ended December 31, 2023. The increase for the year ended December 31, 2024 was primarily due to fluctuations in variable compensation and increase in headcount.
Employee stock-based compensation totaled approximately $12.8 million for the year ended December 31, 2024, as compared to approximately $13.2 million for the year ended December 31, 2023. The decrease for the year ended December 31, 2024 was primarily attributable to a decrease in compensation expense related to Performance Awards (as defined below) which vested in 2023.
Expenses allocated to the Adviser Subsidiary
The shared services agreement with the Adviser Subsidiary (the “Sharing Agreement”), provides the Adviser Subsidiary access to our human capital resources, including deal professionals, finance, and administrative functions, as well as other resources including infrastructure assets such as office space and technology. Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the years ended December 31, 2024 and 2023, are net of expenses allocated to the Adviser Subsidiary of $10.8 million and $9.1 million, respectively. The increase in expenses allocated to the Adviser Subsidiary for the year ended December 31, 2024 compared to 2023 is due to higher average assets under management and higher allocations to the Adviser Funds. As of December 31, 2024 and 2023, less than $0.1 million and $0.1 million, respectively, was due from the Adviser Subsidiary.
Net Realized Gains and Losses and Net Change in Unrealized Appreciation and Depreciation
Realized gains or losses on investments are measured by the difference between the net proceeds from the repayment or sale and the cost basis of an investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period, net of recoveries. Realized loss on debt extinguishment relates to additional fees, costs, and accelerated recognition of remaining debt issuance costs, which are recognized in the event our debt is extinguished before its stated maturity. The net change in unrealized appreciation or depreciation on investments primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
A summary of net realized gains and losses for the years ended December 31, 2024 and 2023 is as follows:

(in thousands)	Year Ended December 31,
	2024	2023
Realized gains	$39,676	$29,920
Realized losses	(70,175)	(21,493)
Realized foreign exchange gains (losses)	(987)	10
Realized loss on extinguishment of debt	(171)	—
Net realized gains (losses)	$(31,657)	$8,437
During the year ended December 31, 2024, we recognized a net realized loss of $31.7 million. The net realized losses were generated from a realized loss of $63.1 million from the write-off of our debt investments relating to Convoy, Inc., Gritstone Bio, Inc., Better Therapeutics, Inc., and Eigen Technologies Ltd., which are net of recovered collections of $55.5 million. $44.6 million of the write-off of our debt investments resulted in a reversal of unrealized depreciation previously reported as of December 31, 2023. We also realized a loss of $7.1 million primarily from the write-off of equity and warrant investments in Sio Gene Therapies, Inc., Eigen Technologies Ltd., Humanigen, Inc., Proterra, Inc., and Fulcrum Bioenergy, Inc. The net realized losses were partially offset by gross realized gains of $39.7 million primarily from the sale of our equity and warrant positions in Palantir Technologies, TransMedics Group, Inc., Tarsus Pharmaceuticals, Inc., DoorDash, Inc., and TG Therapeutics, Inc.
During the year ended December 31, 2023, we recognized a net realized gain of $8.4 million. The net realized gains were generated from gross realized gains of approximately $29.9 million primarily from the sale of our equity and warrant positions in Palantir Technologies, Provention Bio, Inc., TransMedics Group, Inc., Sprinklr, Inc., DoorDash, Inc., and Zeta Global Corp. Our gross realized gains were offset by gross realized losses of $21.5 million from the write-off of equity and warrant investments in Concert Pharmaceuticals, Inc. and Fungible, Inc., which had no value after the respective portfolio companies were acquired, as well as the write-off of our equity investments in Gynesonics, Inc. Paratek Pharmaceuticals, Inc., Tricida, Inc., Gelesis, Inc. and Flowonix Medical Inc. as a result of capital market transactions or events. Additionally, we realized a net $6.3 million loss from the write-off of our debt investments relating to Codiak Biosciences, Inc. and Esme Learning Solutions, Inc., which are net of recovered collections of $17.5 million.
The net change in unrealized appreciation and depreciation of our investments is derived from the changes in fair value of each investment determined in good faith by our Valuation Committee and approved by the Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the years ended December 31, 2024 and 2023:

(in thousands)	Year Ended December 31,
	2024	2023
Gross unrealized appreciation on portfolio investments	$111,909	$198,322
Gross unrealized depreciation on portfolio investments	(163,789)	(145,232)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event(2)	3,010	(11,929)
Net change in unrealized appreciation (depreciation) on portfolio investments	(48,870)	41,161
Other net changes in unrealized appreciation (depreciation)(1)	17,661	(16,151)
Total net change in unrealized appreciation (depreciation) on investments	$(31,209)	$25,010
(1)Includes the net change in unrealized appreciation (depreciation) related to derivative instruments and other assets and liabilities
(2)Included in reversals of prior period net changes in unrealized appreciation (depreciation) are $44.6 million of reversed unrealized depreciation, related to the $63.1 million of realized debt loss from the write-off of certain debt investments noted above.
During the years ended December 31, 2024 and 2023, we recorded approximately $31.2 million of net unrealized depreciation and $25.0 million of net unrealized appreciation on our investments. The decrease in unrealized depreciation was primarily related to depreciation of our equity, warrants, and debt investments during the year ended December 31, 2024.
The following table summarizes the key drivers of change in net unrealized appreciation (depreciation) of investments for the years ended December 31, 2024 and 2023:

(in thousands)	Year Ended December 31,
	2024			2023
	Debt	Equity, Warrants and Investment Funds(1)	Total	Debt	Equity, Warrants and Investment Funds(1)	Total
Investment valuation appreciation (depreciation)	$(45,718)	$(6,162)	$(51,880)	$26,689	$26,401	$53,090
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event(2)	26,665	(23,655)	3,010	(6,556)	(5,373)	(11,929)
Other net changes in unrealized appreciation (depreciation)	(816)	18,477	17,661	(15,612)	(539)	(16,151)
Net change in unrealized appreciation (depreciation)	$(19,869)	$(11,340)	$(31,209)	$4,521	$20,489	$25,010
(1)Includes the net change in unrealized appreciation (depreciation) related to derivative instruments and other assets and liabilities.
(2)Included in reversals of prior period net changes in unrealized appreciation (depreciation) are $44.6 million of reversed unrealized depreciation, related to the $63.1 million of realized debt loss from the write-off of certain debt investments noted above.
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
The Adviser Subsidiary
The Adviser Subsidiary has entered into investment management agreements (the “IMAs”) with the Adviser Funds. Pursuant to the IMAs, the Adviser Subsidiary provides investment advisory and management services to the Adviser Funds in exchange for an asset-based fee. In addition, Hercules Capital Management LLC through its control of the general partner interests of each of the Adviser Funds may receive incentive fees based on the performance of the Adviser Funds. The Adviser Funds are privately offered investment funds exempt from registration under the 1940 Act that invest in debt and equity investments in venture or institutionally backed technology related and life sciences companies.

(in thousands)	As of December 31,
Assets Under Management *	2024	2023	Growth %
by the Company	$3,776,399	$3,364,059	12.3%
by the Adviser Funds	987,314	808,917	22.1%
Total	$4,763,713	$4,172,976	14.2%
*     Assets under management includes investments, at fair value, cash and cash equivalents, foreign cash and restricted cash.
The Adviser Subsidiary’s contribution to our net investment income is primarily derived from dividend income declared by the Adviser Subsidiary and interest income earned on loans to the Adviser Subsidiary. For the years ended December 31, 2024 and 2023, $6.8 million and $1.4 million, respectively of dividends were declared by the Adviser Subsidiary.
For the years ended December 31, 2023 and December 31, 2022
A comparison of the fiscal years ended December 31, 2023 and December 31, 2022 can be found in our Form 10-K for the fiscal year ended December 31, 2023 within “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”, which is incorporated herein by reference.
Financial Condition, Liquidity, Capital Resources and Obligations
Our liquidity and capital resources are derived from our debt borrowings and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our debt and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may also raise additional equity or debt capital through registered offerings off a shelf registration, At-the-Market (“ATM”) offerings, and private offerings of securities, by securitizing a portion of our investments, or by borrowing from the SBA through our SBIC subsidiaries. This “Financial Condition, Liquidity, Capital Resources and Obligations” section should be read in conjunction with the “Macroeconomic Market Developments” section above.
During the year ended December 31, 2024, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt borrowings on our Credit Facilities, and (iv) equity offerings.
During the year ended December 31, 2024, our operating activities used $118.1 million of cash and cash equivalents, compared to $68.3 million provided by operating activities during the year ended December 31, 2023. The $186.4 million increase in cash used in operating activities was primarily due to a $176.2 million increase in net purchases of investments.
During the year ended December 31, 2024, our investing activities used approximately $705 thousand of cash, compared to $887 thousand used during the year ended December 31, 2023. The $182 thousand decrease in cash used in investing activities was due to a decrease in purchases of capital equipment.

During the year ended December 31, 2024, our financing activities provided $119.2 million of cash, compared to $22.7 million provided during the year ended December 31, 2023. The $96.5 million increase in cash flows from financing activities during the year ended December 31, 2024 was primarily due to an increase in net borrowings of $236.9 million, offset by a $119.9 million decrease in equity issued and a $29.8 million increase in dividend distributions. During the year ended December 31, 2024, we distributed dividends of $303.5 million compared to $273.7 million during the year ended December 31, 2023. We also reduced the usage of our overnight offering and ATM program, which provided (net of offering costs) approximately $218.3 million down from $338.2 million, during the years ended December 31, 2024 and 2023.
As of December 31, 2024, our net assets totaled $2.0 billion, with a NAV per share of $11.66. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.
Available liquidity and capital resources as of December 31, 2024
As of December 31, 2024, we had $658.8 million in available liquidity, including $113.1 million in cash, cash equivalents and foreign cash, and available borrowing capacity of approximately $16.2 million under the SMBC Facility, $175.0 million under our SMBC letter of credit facility, $284.0 million under the MUFG Bank Facility, and $71.0 million of SBA debentures, subject to certain conditions. Additional liquidity is available through accordion provisions within the terms of our Credit Facilities, through which the available borrowing capacity can be increased by an aggregate $400.0 million, subject to certain conditions. Further, the SMBC letter of credit facility may also be increased by an additional $225.0 million (up to $400.0 million), subject to certain conditions. Total amounts outstanding as of December 31, 2024, were $399.8 million outstanding under our Credit Facilities, which are floating interest rate obligations, and the remaining $1,383.5 million of term debt outstanding, which are all fixed interest rate debt obligations.
Not considered above, as of December 31, 2024, we held $3.3 million of cash classified as restricted cash. Our restricted cash relates to amounts that are held as collateral securing certain of our financing transactions, including collections of interest and principal payments on assets that are securitized related to the 2031 Asset-Backed Notes. Based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations. Refer to “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional discussion of our debt obligations.
The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of December 31, 2024, our asset coverage ratio under our regulatory requirements as a BDC was 231.7% excluding our SBA debentures. We received an exemptive order from the SEC that allows us to exclude all SBA leverage as senior securities from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures as senior securities was 211.5% as of December 31, 2024.
The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below NAV provided that our Board makes certain determinations. On August 15, 2024, we obtained authorization from our stockholders to issue common stock at a price below our then-current NAV per share for a twelve-month period expiring on August 15, 2025. For a further discussion, refer to Part I, Item 1A “Risk Factors- Risks Related to our Securities - Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then-current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” appearing elsewhere in this Annual Report.
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

Equity Offerings
We may from time-to-time issue and sell shares of our common stock through public or ATM offerings. We currently sell shares through our equity distribution agreements (the “2024 Equity Distribution Agreements”) with Citizens JMP Securities LLC and Jefferies LLC (the “Sales Agents”) entered into on December 12, 2024. The 2024 Equity Distribution Agreements provide that we may offer and sell up to 30.0 million shares of our common stock from time to time through the Sales Agents. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. The 2024 Equity Distribution Agreements replaced the ATM equity distribution agreements between us, and the Sales Agents executed on May 5, 2023. Additionally, on August 7, 2023 we sold 6.5 million shares of our common stock through an upsized public offering, pursuant to an underwriting agreement entered with Morgan Stanley & Co. LLC, UBS Securities, and Wells Fargo Securities, LLC as joint book-running managers. We generally use net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of December 31, 2024, approximately 30.0 million shares remain available for issuance and sale under the 2024 Equity Distribution Agreements.
During the year ended December 31, 2024, we issued and sold 11.7 million shares of our common stock receiving total accumulated net proceeds of approximately $218.3 million. This is a decrease from the year ended December 31, 2023, where we issued and sold 22.7 million shares of our common stock receiving total accumulated net proceeds of approximately $338.2 million.
Stock Repurchase
We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. We had no common stock repurchases during the years ended December 31, 2024, 2023, or 2022.
Commitments and Obligations
Our significant cash requirements generally relate to our debt obligations. As of December 31, 2024, we had $1,783.3 million of debt outstanding, $170.0 million due within the next year, $891.0 million due within 1 to 3 years, and $722.3 million due beyond 3 years.
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
As of December 31, 2024, we had approximately $448.5 million of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones, as well as uncalled capital commitments to make investments in private equity funds. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The available unfunded commitments excludes unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) $139.7 million of unfunded commitments which represent the portion of portfolio company commitments assigned to or directly committed by the Adviser Funds.

Additionally, we had approximately $297.6 million of non-binding term sheets outstanding to five new companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.
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
For a description of our critical accounting policies, refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this Annual Report. We consider the most significant accounting policies to be those related to our Valuation of Investments, Fair Valuation Measurements, Income Recognition, and Income Taxes. The Valuation of Investments is our most significant critical estimate. The most significant input to this estimate is the yield interest rate, which includes the hypothetical market yield plus premium or discount adjustment, used in determining the fair value of our debt investments. The following table shows the approximate increase (decrease) to the fair value of our debt investments from hypothetical change to the yield interest rates used for each valuation, assuming no other changes:

(in thousands)	Change in unrealized appreciation (depreciation)
Basis Point Change
(100)	$51,209
(50)	$27,134
50	$(29,148)
100	$(58,584)
For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to "Note 3 -Fair Value of Financial Instruments" included in the notes to our consolidated financial statements appearing elsewhere in this report.
Item 7A.     Quantitative and Qualitative Disclosure About Market Risk
We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including Prime, SOFR, and SONIA rates, to the extent our debt investments include variable interest rates. As of December 31, 2024, approximately 97.4% of the loans in our portfolio had variable rates based on floating Prime, SOFR, or SONIA rates with a floor. The majority of our loans are linked to the Prime rate and comprise 77.5% of the loan portfolio as of December 31, 2024. Our debt borrowings under the Credit Facilities bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2024, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt.

(in thousands)
Basis Point Change	Interest Income	Interest Expense	Net Income	EPS
(200)	$(27,762)	$(8,367)	$(19,395)	$(0.12)
(100)	$(16,172)	$(4,184)	$(11,988)	$(0.07)
(75)	$(12,469)	$(3,138)	$(9,331)	$(0.06)
(50)	$(8,645)	$(2,092)	$(6,553)	$(0.04)
(25)	$(4,284)	$(1,046)	$(3,238)	$(0.02)
25	$4,582	$1,046	$3,536	$0.02
50	$9,623	$2,092	$7,531	$0.05
75	$15,461	$3,138	$12,323	$0.07
From time-to-time, we may hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the year ended December 31, 2024, we have entered into a foreign currency forward contract to limit our foreign currency exposure with respect to the British Pound. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this Annual Report.
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
Because we currently borrow, and plan to borrow in the future, money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by variable rate assets in our investment portfolio. For additional information regarding the interest rate associated with each of our debt borrowings, refer to “Note 5 – Debt” included in the notes to our consolidated financial statements in this Annual Report.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Hercules Capital, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Hercules Capital, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of December 31, 2022, 2021 and 2020, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended December 31, 2021 and 2020 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the five years in the period ended December 31, 2024 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.
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
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the custodians, agent banks and portfolio company investees; when replies were not received, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Valuation of Investments - Level 3 Investments in Senior Secured Debt, Unsecured Debt, Preferred Stock, Common Stock
As described in Notes 2 and 3 to the consolidated financial statements, approximately 99% of the Company’s $3,660 million total investments in securities as of December 31, 2024 represents investments in level 3 senior secured debt, unsecured debt, preferred stock, and common stock whose fair value, as disclosed by management, is determined in good faith by the Board of Directors. Management applied significant judgment in determining the fair value of these level 3 investments, which involved the use of significant unobservable inputs related to i) hypothetical market yields, premiums/(discounts) and the probability weighting of alternative outcomes for debt securities; and ii) tangible book value multiple and cash flow discount rate for equity securities.
The principal considerations for our determination that performing procedures relating to the valuation of level 3 investments in senior secured debt, unsecured debt, preferred stock and common stock, is a critical audit matter are (i) the significant judgment by management when developing the fair value of these level 3 investments; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence related to the hypothetical market yields, premiums/(discounts), the probability weighting of alternative outcomes, tangible book value multiple and cash flow discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 investments in senior secured debt, unsecured debt, preferred stock, and common stock, including controls over the Company’s methods and significant unobservable inputs. These procedures also included, among others, (i) testing the completeness and accuracy of data provided by management, evaluating the appropriateness of management’s methods, and evaluating the reasonableness of significant unobservable inputs used in those methods related to the hypothetical market yields, premiums/(discounts), and the probability weighting of alternative outcomes for debt securities; and tangible book value multiple and cash flow discount rate for equity securities, and (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value range for a sample of securities and comparison of management’s estimate to the independently developed fair value range. Developing the independent fair value range. Developing independent significant unobservable inputs in order to evaluate the reasonableness of management’s fair value estimate of these certain level 3 investments.
/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 13, 2025
We have served as the Company’s auditor since 2010.

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)
	December 31, 2024	December 31, 2023
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $3,603,961 and $3,143,851, respectively)	$3,546,799	$3,133,042
Control investments (cost of $104,916 and $103,182, respectively)	113,179	115,004
Total investments, at fair value (cost of $3,708,877 and $3,247,033, respectively; fair value amounts related to a VIE $229,486 and $254,868, respectively)	3,659,978	3,248,046
Cash and cash equivalents	42,679	98,095
Foreign cash (cost of $70,445 and $842, respectively)	70,445	804
Restricted cash (amounts related to a VIE $3,297 and $17,114, respectively)	3,297	17,114
Interest receivable	32,578	32,741
Right of use asset	16,778	4,787
Other assets	5,836	15,339
Total assets	$3,831,591	$3,416,926

Liabilities
Debt (net of unamortized debt issuance costs of $14,310 and $15,131, respectively; amounts related to a VIE $118,769 and $148,544, respectively)	$1,768,955	$1,554,869
Accounts payable and accrued liabilities	54,861	54,156
Operating lease liability	18,194	5,195
Total liabilities	$1,842,010	$1,614,220

Commitments and contingencies (Note 11)

Net assets consist of:
Common stock, par value	$171	$158
Capital in excess of par value	1,900,490	1,662,535
Total distributable earnings	88,920	140,013
Total net assets	$1,989,581	$1,802,706
Total liabilities and net assets	$3,831,591	$3,416,926

Shares of common stock outstanding ($0.001 par value and 300,000 and 200,000 authorized respectively)	170,575	157,758
Net asset value per share	$11.66	$11.43
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	For the Year Ended December 31,
	2024	2023	2022
Investment income:
Interest and dividend income:
Excluding payment-in-kind (PIK) interest income
Non-control/Non-affiliate investments	$404,091	$405,113	$282,174
Control investments	11,834	4,642	4,621
Affiliate investments	—	—	8
Total interest and dividend income, excluding PIK interest income	415,925	409,755	286,803
PIK interest income
Non-control/Non-affiliate investments	49,701	24,670	19,259
Control investments	1,569	—	—
Affiliate investments	—	—	1,196
Total PIK interest income	51,270	24,670	20,455
Total interest and dividend income	467,195	434,425	307,258
Fee income:
Non-control/Non-affiliate investments	26,250	26,148	14,362
Control investments	146	95	68
Total fee income	26,396	26,243	14,430
Total investment income	493,591	460,668	321,688
Operating expenses:
Interest	77,151	67,620	54,749
Loan fees	8,807	9,845	7,598
General and administrative	19,672	18,696	16,948
Tax expenses	5,835	6,071	5,416
Employee compensation:
Compensation and benefits	54,233	50,258	43,852
Stock-based compensation	12,841	13,242	13,378
Total employee compensation	67,074	63,500	57,230
Total gross operating expenses	178,539	165,732	141,941
Expenses allocated to the Adviser Subsidiary	(10,780)	(9,101)	(8,321)
Total net operating expenses	167,759	156,631	133,620
Net investment income	325,832	304,037	188,068
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss):
Non-control/Non-affiliate investments	(31,486)	8,437	1,004
Affiliate investments	—	—	1,758
Loss on extinguishment of debt	(171)	—	(3,686)
Total net realized gain (loss)	(31,657)	8,437	(924)
Net change in unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(27,650)	2,376	(88,874)
Control investments	(3,559)	22,634	(278)
Affiliate investments	—	—	4,089
Total net change in unrealized appreciation (depreciation)	(31,209)	25,010	(85,063)
Total net realized gain (loss) and net change in unrealized appreciation (depreciation)	(62,866)	33,447	(85,987)
Net increase (decrease) in net assets resulting from operations	$262,966	$337,484	$102,081
Net investment income before gains and losses per common share:
Basic	$2.00	$2.09	$1.48
Change in net assets resulting from operations per common share:
Basic	$1.61	$2.32	$0.80
Diluted	$1.61	$2.31	$0.79
Weighted average shares outstanding:
Basic	161,082	144,091	125,189
Diluted	161,599	144,826	126,659
Distributions paid per common share:
Basic	$1.92	$1.90	$1.97
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(amounts in thousands)
	Common Stock		Capital in excess of par value	Distributable Earnings	Net Assets
	Shares	Par Value
Balance as of December 31, 2021	116,619	$117	$1,091,907	$216,523	$1,308,547
Net increase in net assets resulting from operations	—	—	—	102,081	102,081
Public offering, net of offering expenses	14,559	15	229,644	—	229,659
Issuance of common stock under equity-based award plans	922	1	1,483	—	1,484
Shares retired on vesting of equity-based awards	(295)	—	(6,016)	—	(6,016)
Issuance of Convertible Notes	981	1	(1)	—	—
Distributions reinvested in common stock	259	—	3,953	—	3,953
Distributions	—	—	—	(249,077)	(249,077)
Stock-based compensation(1)	—	—	10,828	—	10,828
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	9,618	(9,618)	—
Balance as of December 31, 2022	133,045	$134	$1,341,416	$59,909	$1,401,459
Net increase in net assets resulting from operations	—	—	—	337,484	337,484
Public offering, net of offering expenses	22,728	22	338,193	—	338,215
Issuance of common stock under equity-based award plans	1,932	2	493	—	495
Shares retired on vesting of equity-based awards	(251)	—	(13,197)	—	(13,197)
Distributions reinvested in common stock	304	—	4,624	—	4,624
Distributions	—	—	—	(278,301)	(278,301)
Stock-based compensation(1)	—	—	11,927	—	11,927
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(20,921)	20,921	—
Balance as of December 31, 2023	157,758	$158	$1,662,535	$140,013	$1,802,706
Net increase in net assets resulting from operations	—	—	—	262,966	262,966
Public offering, net of offering expenses	11,725	12	218,317	—	218,329
Issuance of common stock under equity-based award plans	1,040	1	3,067	—	3,068
Shares retired on vesting of equity-based awards	(419)	—	(6,498)	—	(6,498)
Distributions reinvested in common stock	471	—	8,769	—	8,769
Distributions	—	—	—	(312,244)	(312,244)
Stock-based compensation(1)	—	—	12,485	—	12,485
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—		1,815	(1,815)	—
Balance as of December 31, 2024	170,575	$171	$1,900,490	$88,920	$1,989,581
(1)Stock-based compensation includes $143 thousand, $117 thousand, and $149 thousand of restricted stock and option expense related to director compensation for the years ended December 31, 2024, 2023 and 2022, respectively.
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Year Ended December 31,
	2024	2023	2022
Cash flows provided by (used in) operating activities:
Net increase in net assets resulting from operations	$262,966	$337,484	$102,081
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments(1)	(1,542,447)	(1,598,584)	(1,465,035)
Fundings assigned to Adviser Funds(1)	118,379	350,686	330,164
Principal and fee repayments received and proceeds from the sale of debt investments	955,682	1,002,433	530,441
Proceeds from the sale of equity and warrant investments	49,438	43,202	15,201
Net change in unrealized (appreciation) depreciation	31,209	(25,010)	85,063
Net realized (gain) loss	31,486	(8,437)	(2,762)
Payments for derivative instruments	(849)	—	—
Accretion of paid-in-kind interest	(51,270)	(24,670)	(20,455)
Accretion of loan discounts	(4,636)	(6,939)	(4,697)
Accretion of loan discount on convertible notes	—	—	112
Loss on extinguishment of debt	171	—	364
Accretion of loan exit fees	(26,655)	(24,961)	(24,532)
Change in loan income, net of collections	23,509	23,796	26,687
Unearned fees related to unfunded commitments	(400)	(2,650)	2,201
Amortization of debt fees and issuance costs	6,956	6,980	5,562
Depreciation and amortization	466	190	204
Stock-based compensation and amortization of restricted stock grants(2)	12,485	11,927	10,828
Change in operating assets and liabilities:
Interest receivable	62	(1,050)	(14,212)
Other assets	1,672	(22,466)	406
Accrued liabilities	13,688	6,347	(2,420)
Net cash provided by (used in) operating activities	(118,088)	68,278	(424,799)
Cash flows provided by (used in) investing activities:
Purchases of capital equipment	(705)	(887)	(114)
Net cash (used in) investing activities	(705)	(887)	(114)
Cash flows provided by (used in) financing activities:
Issuance of common stock	220,875	344,347	232,090
Offering expenses	(2,546)	(6,132)	(2,431)
Retirement of employee shares, net	(3,430)	(12,702)	(4,532)
Distributions paid	(303,475)	(273,677)	(245,124)
Issuance of debt	1,332,154	659,000	1,274,237
Repayment of debt	(1,118,525)	(683,000)	(931,198)
Debt issuance costs	(4,282)	—	(6,742)
Fees paid for credit facilities	(1,570)	(5,090)	(1,776)
Net cash provided by (used in) financing activities	119,201	22,746	314,524
Net increase (decrease) in cash, cash equivalents, foreign cash and restricted cash	408	90,137	(110,389)
Cash, cash equivalents, foreign cash and restricted cash at beginning of period	116,013	25,876	136,265
Cash, cash equivalents, foreign cash and restricted cash at end of period	$116,421	$116,013	$25,876
Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$77,850	$67,149	$52,075
Income tax, including excise tax, paid	$5,253	$5,267	$7,376
Distributions reinvested	$8,769	$4,624	$3,953
(1)Excluded from the amounts presented are certain investment funding allocations of $264.8 million, which were directly funded by the Adviser Funds during the year ended December 31, 2024. Refer to Note 13 – Related Party Transaction for additional information.
(2)Stock-based compensation includes $143 thousand, $117 thousand, and $149 thousand of restricted stock and option expense related to director compensation for the years ended December 31, 2024, 2023, and 2022, respectively.
The following table presents a reconciliation of cash, cash equivalents, foreign cash and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

(in thousands)	For the Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents	$42,679	$98,095	$14,619
Foreign cash	70,445	804	1,178
Restricted cash	3,297	17,114	10,079
Total cash, cash equivalents, foreign cash and restricted cash presented in the Consolidated Statements of Cash Flows	$116,421	$116,013	$25,876
See “Note 2 – Summary of Significant Accounting Policies” for a description of cash, cash equivalents, foreign cash and restricted cash.
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Debt Investments
Biotechnology Tools
PathAI, Inc.	Senior Secured	January 2027	Prime + 2.15%, Floor rate 9.15%, 7.85% Exit Fee	$32,000	$32,801	$33,788	(12)(13)
Subtotal: Biotechnology Tools (1.70%)*					32,801	33,788
Communications & Networking
Aryaka Networks, Inc.	Senior Secured	December 2028	Prime + 1.80%, Floor rate 9.30%, PIK Interest 1.25%, 6.73% Exit Fee	$27,926	27,693	27,491	(17)(19)
Subtotal: Communications & Networking (1.38%)*					27,693	27,491
Consumer & Business Services
Altumint, Inc.	Senior Secured	December 2027	Prime + 3.65%, Floor rate 12.15%, 2.50% Exit Fee	$10,000	9,916	10,140	(15)
Carwow LTD	Senior Secured	December 2027	Prime + 4.70%, Floor rate 11.45%, PIK Interest 1.45%, 4.95% Exit Fee	£20,361	27,818	25,264	(5)(10)(14)
GoEuro Travel GmbH	Senior Secured	November 2029	Prime + 3.45%, Floor rate 10.45%, 4.50% Exit Fee	$48,750	48,276	48,276	(5)(10)(17)
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 11.50%	$25,687	25,687	26,869	(9)(14)
Jobandtalent USA, Inc.	Senior Secured	August 2025	1-month SOFR + 8.86% Floor rate 9.75%, 2.89% Exit Fee	$13,011	13,276	12,994	(5)(10)
Plentific Ltd	Senior Secured	October 2026	Prime + 2.55%, Floor rate 11.05%, 2.95% Exit Fee	$3,325	3,282	3,340	(5)(10)(13)
Provi	Senior Secured	December 2026	Prime + 4.40%, Floor rate 10.65%, 2.95% Exit Fee	$15,000	15,093	15,176	(15)
Riviera Partners LLC	Senior Secured	April 2027	3-month SOFR + 8.27%, Floor rate 9.27%	$36,493	36,104	35,017	(18)
RVShare, LLC	Senior Secured	December 2026	3-month SOFR + 5.50%, Floor rate 6.50%, PIK Interest 4.00%	$30,073	29,798	29,678	(13)(14)(15)
SeatGeek, Inc.	Senior Secured	May 2026	Prime + 7.00%, Floor rate 10.50%, PIK Interest 0.50%, 4.00% Exit Fee	$25,327	25,413	25,821	(11)(14)(16)
	Senior Secured	July 2026	Prime + 2.50%, Floor rate 10.75%, PIK Interest 0.50%, 3.00% Exit Fee	$78,038	77,438	79,691	(12)(14)(16)
Total SeatGeek, Inc.				$103,365	102,851	105,512
Skyword, Inc.	Senior Secured	November 2027	Prime + 2.75%, Floor rate 9.25%, PIK Interest 1.75%, 3.00% Exit Fee	$6,587	6,715	6,637	(13)(14)
Tectura Corporation	Senior Secured	January 2027	FIXED 8.25%	$8,250	8,250	8,027	(7)
Thumbtack, Inc.	Senior Secured	March 2028	Prime + 2.45%, Floor rate 10.95%, PIK Interest 1.50%	$20,918	20,561	21,192	(11)(14)(17)
Veem, Inc.	Senior Secured	March 2027	Prime + 4.00%, Floor rate 12.00%, PIK Interest 1.25%, 4.50% Exit Fee	$5,172	5,350	5,322	(13)(14)
	Senior Secured	March 2027	Prime + 4.70%, Floor rate 12.70%, PIK Interest 1.50%, 4.50% Exit Fee	$5,188	5,370	5,342	(12)(14)
Total Veem, Inc.				$10,360	10,720	10,664
Subtotal: Consumer & Business Services (18.03%)*					358,347	358,786
Diversified Financial Services
Gibraltar Acquisition, LLC	Unsecured	September 2026	FIXED 3.45%, PIK Interest 8.05%	$26,569	26,337	26,337	(7)(14)(20)
	Unsecured	September 2026	FIXED 11.95%	$10,000	9,875	9,875	(7)(20)
Total Gibraltar Acquisition, LLC				$36,569	36,212	36,212
Hercules Adviser LLC	Unsecured	June 2025	FIXED 5.00%	$12,000	12,000	12,000	(7)(23)
Next Insurance, Inc.	Senior Secured	February 2028	Prime - 1.50%, Floor rate 4.75%, PIK Interest 5.50%	$11,070	10,918	11,174	(13)(14)(19)
Subtotal: Diversified Financial Services (2.98%)*					59,130	59,386
Drug Discovery & Development
Adaptimmune Therapeutics plc	Senior Secured	June 2029	Prime + 1.15%, Floor rate 9.65%, PIK Interest 2.00%, 5.85% Exit Fee	$30,260	30,121	31,198	(5)(10)(11)(14)
Akero Therapeutics, Inc.	Senior Secured	March 2027	Prime + 3.65%, Floor rate 7.65%, 5.85% Exit Fee	$17,500	17,706	18,005	(10)(13)(17)
Aldeyra Therapeutics, Inc.	Senior Secured	April 2026	Prime + 3.10%, Floor rate 11.10%, 8.90% Exit Fee	$15,000	15,046	15,153	(11)
Alector, Inc.	Senior Secured	December 2028	Prime + 1.05%, Floor rate 8.05%, 4.75% Exit Fee	$7,000	6,930	6,930	(6)(10)(15)(17)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
AmplifyBio, LLC	Senior Secured	January 2027	Prime + 2.50%, Floor rate 9.50%, Cap rate 10.75%, 5.85% Exit Fee	$24,000	$24,640	$24,940	(15)
Arcus Biosciences, Inc.	Senior Secured	September 2029	Prime + 1.95%, Floor rate 10.45%, 7.75% Exit Fee	$37,500	37,379	37,379	(6)(10)(15)(17)
ATAI Life Sciences N.V.	Senior Secured	August 2026	Prime + 4.30%, Floor rate 9.05%, 6.95% Exit Fee	$14,000	14,442	14,385	(5)(10)(17)
Axsome Therapeutics, Inc.	Senior Secured	January 2028	Prime + 2.20%, Floor rate 9.95%, Cap rate 10.70%, 5.78% Exit Fee	$143,350	145,451	152,945	(10)(11)(12)(16)
bluebird bio, Inc.	Senior Secured	April 2029	Prime + 1.45%, Floor rate 9.95%, PIK Interest 2.45%, 6.45% Exit Fee	$65,655	64,028	55,344	(14)
Braeburn, Inc.	Senior Secured	October 2028	Prime + 2.45%, Floor rate 10.95%, PIK Interest 1.10%, 5.45% Exit Fee	$53,192	53,374	55,626	(14)
COMPASS Pathways plc	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.75%, PIK Interest 1.40%, 4.75% Exit Fee	$24,490	24,613	25,608	(5)(10)(11)(14)
Corium, Inc.	Senior Secured	September 2026	Prime + 5.70%, Floor rate 8.95%, 7.75% Exit Fee	$105,225	109,543	109,178	(13)(16)
Disc Medicine, Inc.	Senior Secured	December 2029	Prime + 1.75%, Floor rate 8.25%, 6.75% Exit Fee	$22,500	22,363	22,363	(6)(10)(15)(17)
Eloxx Pharmaceuticals, Inc.	Senior Secured	April 2025	Prime + 6.25%, Floor rate 9.50%, 4.00% Exit Fee	$489	988	988	(15)
enGene, Inc.	Senior Secured	January 2028	Prime + 0.75%, Floor rate 9.25%, Cap rate 9.75%, PIK Interest 1.15%, 5.50% Exit Fee	$15,924	16,015	16,149	(5)(10)(14)
Heron Therapeutics, Inc.	Senior Secured	February 2026	Prime + 1.70%, Floor rate 9.95%, PIK Interest 1.50%, 3.00% Exit Fee	$20,404	20,484	21,014	(14)(15)(17)
Hibercell, Inc.	Senior Secured	May 2025	Prime + 5.40%, Floor rate 8.65%, 4.95% Exit Fee	$3,963	4,755	4,749	(13)(15)
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 6.05% Exit Fee	$5,500	5,622	5,721	(10)(15)
Madrigal Pharmaceutical, Inc.	Senior Secured	May 2027	Prime + 2.45%, Floor rate 8.25%, 5.35% Exit Fee	$78,200	79,896	82,775	(10)(13)
NorthSea Therapeutics	Convertible Debt	December 2025	FIXED 6.00%	$273	273	273	(5)(9)(10)
Phathom Pharmaceuticals, Inc.	Senior Secured	December 2027	Prime + 1.35%, Floor rate 9.85%, Cap rate 10.35%, PIK Interest 2.15%, 6.22% Exit Fee	$169,234	171,805	176,130	(6)(10)(12)(14)(15) (16)(22)
Replimune Group, Inc.	Senior Secured	October 2027	Prime + 1.75%, Floor rate 7.25%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$31,889	32,294	33,745	(10)(12)(13)(14)
SynOx Therapeutics Limited	Senior Secured	May 2027	Prime + 1.40%, Floor rate 9.90%, 7.25% Exit Fee	$4,500	4,471	4,573	(5)(10)(11)
uniQure B.V.	Senior Secured	January 2027	Prime + 4.70%, Floor rate 7.95%, 6.10% Exit Fee	$35,000	36,102	37,135	(5)(10)(11)(12)
Viridian Therapeutics, Inc.	Senior Secured	October 2026	Prime + 4.20%, Floor rate 7.45%, Cap rate 8.95%, 6.00% Exit Fee	$8,000	8,231	8,523	(10)(13)(17)
X4 Pharmaceuticals, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 10.15%, 3.72% Exit Fee	$75,000	75,512	75,725	(11)(12)(13)
Subtotal: Drug Discovery & Development (52.10%)*					1,022,084	1,036,554
Electronics & Computer Hardware
Locus Robotics Corp.	Senior Secured	December 2028	Prime + 3.00%, Floor rate 9.50%, 4.00% Exit Fee	$48,750	48,557	47,986	(6)(15)(17)
Shield AI, Inc.	Senior Secured	February 2029	Prime + 0.85%, Floor rate 6.85%, Cap rate 9.60%, PIK Interest 2.50%, 2.50% Exit Fee	$113,766	112,911	113,701	(12)(14)(16)
Subtotal: Electronics & Computer Hardware (8.13%)*					161,468	161,687
Healthcare Services, Other
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	3-month SOFR + 5.26%, Floor rate 6.00%, PIK Interest 4.45%	$72,220	71,677	70,459	(11)(12)(13)(14)
Carbon Health Technologies, Inc.	Senior Secured	June 2026	Prime - 1.50%, Floor rate 7.00%, PIK Interest 7.00%, 5.64% Exit Fee	$41,473	43,348	41,610	(11)(13)(14)
	Convertible Debt	December 2025	FIXED 12.00%	$202	202	202	(9)
Total Carbon Health Technologies, Inc.				$41,675	43,550	41,812
Curana Health Holdings, LLC	Senior Secured	January 2028	Prime + 1.45%, Floor rate 9.20%, 4.95% Exit Fee	$27,500	27,722	28,207	(13)(17)(19)
Equality Health, LLC	Senior Secured	February 2026	Prime + 4.25%, Floor rate 9.50%, PIK Interest 1.55%, 1.11% Exit Fee	$70,678	70,473	70,062	(11)(12)(14)
Main Street Rural, Inc.	Senior Secured	July 2027	Prime + 1.95%, Floor rate 9.95%, 6.85% Exit Fee	$38,500	39,089	39,582	(13)(15)(17)
Marathon Health, LLC	Senior Secured	February 2029	Prime - 0.90%, Floor rate 7.10%, PIK Interest 4.00%, 3.00% Exit Fee	$159,176	158,410	161,882	(14)(16)(17)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
	Senior Secured	February 2029	Prime + 3.00%, Floor rate 11.00%	$5,000	$5,000	$5,000	(16)(17)
Total Marathon Health, LLC				$164,176	163,410	166,882
Modern Life, Inc.	Senior Secured	February 2027	Prime + 2.75%, Floor rate 8.75%, 5.00% Exit Fee	$18,200	18,299	18,340	(13)
NeueHealth, Inc.	Senior Secured	June 2028	Prime + 1.15%, Floor rate 9.65%, PIK Interest 2.50%, 2.50% Exit Fee	$25,031	24,236	24,587	(12)(14)
Recover Together, Inc.	Senior Secured	July 2027	Prime + 1.90%, Floor rate 10.15%, 7.50% Exit Fee	$45,000	45,431	45,741	(13)
Strive Health Holdings, LLC	Senior Secured	September 2027	Prime + 0.70%, Floor rate 9.20%, 5.95% Exit Fee	$30,000	29,742	30,587	(15)(17)
Vida Health, Inc.	Senior Secured	October 2026	Prime - 2.75%, Floor rate 5.75%, PIK Interest 5.35%, 4.95% Exit Fee	$36,761	37,367	36,772	(11)(14)
WellBe Senior Medical, LLC	Senior Secured	May 2029	Prime + 0.75%, Floor rate 7.75%, PIK Interest 2.65%, 6.75% Exit Fee	$28,283	28,144	27,551	(14)(15)(17)
Subtotal: Healthcare Services, Other (30.19%)*					599,140	600,582
Information Services
Saama Technologies, LLC	Senior Secured	July 2027	Prime + 0.70%, Floor rate 8.95%, PIK Interest 2.00%, 2.95% Exit Fee	$19,779	19,741	20,445	(12)(14)(17)
Subtotal: Information Services (1.03%)*					19,741	20,445
Medical Devices & Equipment
Orchestra BioMed Holdings, Inc.	Senior Secured	November 2028	Prime + 2.00%, Floor rate 9.50%, 6.35% Exit Fee	$15,000	14,740	14,740	(6)(15)
Senseonics Holdings, Inc.	Senior Secured	September 2027	Prime + 1.40%, Floor rate 9.90%, 6.95% Exit Fee	$30,625	30,830	31,519	(11)
Sight Sciences, Inc.	Senior Secured	July 2028	Prime + 2.35%, Floor rate 10.35%, 5.95% Exit Fee	$28,000	27,830	28,127	(6)
Subtotal: Medical Devices & Equipment (3.74%)*					73,400	74,386
Software
3GTMS, LLC	Senior Secured	February 2025	3-month SOFR + 10.40%, Floor rate 11.30%	$13,279	13,268	13,268	(11)(17)(18)
	Senior Secured	February 2025	3-month SOFR + 7.25%, Floor rate 8.15%	$6,194	6,185	6,185	(17)(18)
Total 3GTMS, LLC				$19,473	19,453	19,453
Alchemer LLC	Senior Secured	May 2028	3-month SOFR + 8.14%, Floor rate 9.14%	$21,251	20,923	21,251	(13)(18)
Allvue Systems, LLC	Senior Secured	September 2029	3-month SOFR + 6.25%, Floor rate 7.25%	$42,564	41,704	41,628	(17)
AlphaSense, Inc.	Senior Secured	June 2029	3-month SOFR + 6.25%, Floor rate 8.25%	$20,000	19,816	19,578	(17)
Annex Cloud	Senior Secured	February 2027	3-month SOFR + 10.00%, Floor rate 11.00%	$11,338	11,205	10,556	(13)(18)
Armis, Inc.	Senior Secured	March 2028	Prime + 0.00%, Floor rate 7.50%, PIK Interest 2.00%, 2.25% Exit Fee	$50,733	50,496	51,357	(12)(14)(17)
	Senior Secured	March 2028	Prime + 1.25%, Floor rate 7.50%, PIK Interest 2.00%, 2.25% Exit Fee	$25,150	24,968	25,082	(14)(17)
Total Armis, Inc.				$75,883	75,464	76,439
Babel Street	Senior Secured	December 2027	3-month SOFR + 8.01%, Floor rate 9.01%	$65,336	64,061	65,263	(15)(17)(18)
Behavox Limited	Senior Secured	September 2027	Prime - 0.55%, Floor rate 7.45%, PIK Interest 3.00%, 4.95% Exit Fee	$10,550	10,534	10,360	(5)(10)(14)
Brain Corporation	Senior Secured	September 2028	Prime + 1.35%, Floor rate 9.85%, PIK Interest 2.50%, 3.95% Exit Fee	$32,009	31,704	31,984	(13)(14)
Ceros, Inc.	Senior Secured	September 2026	3-month SOFR + 8.99%, Floor rate 9.89%	$22,762	22,515	22,183	(17)(18)
Copper CRM, Inc	Senior Secured	March 2025	Prime + 4.50%, Floor rate 8.25%, Cap rate 10.25%, PIK Interest 1.95%, 4.50% Exit Fee	$8,515	8,839	8,839	(11)(14)
CoreView USA, Inc.	Senior Secured	January 2029	Prime + 2.75%, Floor rate 9.25%, 4.95% Exit Fee	$25,000	24,731	24,731	(6)(17)
Coronet Cyber Security Ltd.	Senior Secured	October 2028	Prime - 2.95%, Floor rate 3.55%, PIK Interest 5.85%	$8,591	8,446	8,446	(14)(17)
Cutover, Inc.	Senior Secured	October 2025	Prime + 5.20%, Floor rate 9.95%, 4.95% Exit Fee	$5,500	5,667	5,667	(5)(10)(12)
	Senior Secured	October 2025	Prime + 5.20%, Floor rate 9.95%, 4.95% Exit Fee	£1,250	1,612	1,594	(5)(10)
Total Cutover, Inc.					7,279	7,261
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Dashlane, Inc.	Senior Secured	December 2027	Prime + 3.05%, Floor rate 11.55%, PIK Interest 1.10%, 6.28% Exit Fee	$45,476	$46,450	$47,708	(11)(13)(14)(17)(19)
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 8.01%, Floor rate 8.76%	$8,896	8,758	8,641	(17)(18)
Dragos, Inc.	Senior Secured	July 2027	Prime + 2.00%, Floor rate 8.75%, PIK Interest 2.00%, 2.00% Exit Fee	$13,022	12,383	12,431	(14)(17)
DroneDeploy, Inc.	Senior Secured	November 2028	Prime + 2.45%, Floor rate 9.95%, 5.00% Exit Fee	$9,375	9,255	9,274	(13)(17)
Earnix, Inc.	Senior Secured	June 2029	Prime - 1.15%, Floor rate 5.35%, PIK Interest 4.45%	$19,166	18,856	18,838	(11)(14)(17)
Elation Health, Inc.	Senior Secured	March 2026	Prime + 4.25%, Floor rate 9.00%, PIK Interest 1.95%, 3.95% Exit Fee	$12,878	12,860	13,215	(11)(14)(19)
Flight Schedule Pro, LLC	Senior Secured	October 2027	1-month SOFR + 7.80%, Floor rate 8.70%	$7,297	7,145	7,271	(17)(18)
Fortified Health Security	Senior Secured	December 2027	1-month SOFR + 7.64%, Floor rate 8.54%	$7,000	6,882	6,950	(11)(17)(18)
Harness, Inc.	Senior Secured	March 2029	Prime - 2.25%, Floor rate 5.25%, Cap rate 6.50%, PIK Interest 6.25%, 1.00% Exit Fee	$18,132	17,947	18,060	(14)(17)(19)
iGrafx, LLC	Senior Secured	May 2027	1-month SOFR + 8.61%, Floor rate 9.51%, 0.47% Exit Fee	$4,950	4,879	4,869	(18)
Khoros	Senior Secured	January 2025	3-month SOFR + 4.50%, Floor rate 5.50%, PIK Interest 4.50%	$61,341	61,317	18,231	(8)(14)
Leapwork ApS	Senior Secured	February 2026	Prime + 0.25%, Floor rate 7.00%, PIK Interest 1.95%, 2.70% Exit Fee	$8,890	8,883	9,117	(5)(10)(12)(14)
LinenMaster, LLC	Senior Secured	August 2028	1-month SOFR + 6.25%, Floor rate 7.25%, PIK Interest 2.15%	$15,428	15,189	15,481	(12)(14)(17)
Loftware, Inc.	Senior Secured	March 2028	3-month SOFR + 7.88%, Floor rate 8.88%	$27,206	26,726	27,399	(17)(18)
LogicSource	Senior Secured	July 2027	1-month SOFR + 8.93%, Floor rate 9.93%	$13,145	12,974	13,145	(17)(18)
LogRhythm, Inc.	Senior Secured	July 2029	1-month SOFR + 7.50%, Floor rate 8.50%	$25,000	24,305	24,305	(17)
Marigold Group, Inc. (p.k.a. Campaign Monitor Limited)	Senior Secured	November 2026	PIK Interest 6-month SOFR + 10.55%, Floor rate 11.55%	$38,828	38,336	32,773	(13)(14)(19)
Mobile Solutions Services	Senior Secured	December 2025	3-month SOFR + 9.21%, Floor rate 10.06%	$18,366	18,237	17,616	(18)
Morphisec Information Security 2014 Ltd.	Senior Secured	October 2027	Prime + 3.45%, Floor rate 11.70%, 5.95% Exit Fee	$10,000	9,861	9,861	(5)(10)
New Relic, Inc.	Senior Secured	November 2030	1-month SOFR + 6.75%, Floor rate 7.75%	$21,890	21,402	21,644	(17)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$7,669	7,518	7,669	(11)(17)(18)
PayIt, LLC	Senior Secured	December 2028	Prime + 1.45%, Floor rate 7.95%, PIK Interest 1.50%, 5.00% Exit Fee	$12,003	11,881	11,881	(6)(14)(15)(17)(19)
Pindrop Security, Inc.	Senior Secured	June 2029	Prime + 3.50%, Floor rate 10.00%, 2.00% Exit Fee	$31,000	30,566	30,671	(15)(17)
Remodel Health Holdco, LLC	Senior Secured	December 2028	Prime + 2.35%, Floor rate 10.35%, 6.50% Exit Fee	$25,000	24,723	24,723	(6)(15)
Reveleer	Senior Secured	February 2027	Prime + 0.65%, Floor rate 9.15%, PIK Interest 2.00%, 5.05% Exit Fee	$36,345	36,403	36,525	(14)(15)
Semperis Technologies Inc.	Senior Secured	April 2028	Prime - 1.75%, Floor rate 6.75%, PIK Interest 3.25%	$22,754	22,596	23,066	(11)(14)(19)
ShadowDragon, LLC	Senior Secured	December 2026	3-month SOFR + 8.88%, Floor rate 9.78%	$6,000	5,918	5,953	(17)(18)
Simon Data, Inc.	Senior Secured	March 2027	Prime + 1.00%, Floor rate 8.75%, PIK Interest 1.95%, 2.95% Exit Fee	$13,087	13,152	13,175	(12)(14)
Sisense Ltd.	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.50%, PIK Interest 1.95%, 5.95% Exit Fee	$33,760	34,152	34,193	(5)(10)(14)
Streamline Healthcare Solutions	Senior Secured	March 2028	3-month SOFR + 7.25%, Floor rate 8.25%	$17,600	17,324	17,688	(11)(13)(17)(18)
Sumo Logic, Inc.	Senior Secured	May 2030	3-month SOFR + 6.50%, Floor rate 7.50%	$23,000	22,521	23,113	(17)
Suzy, Inc.	Senior Secured	August 2027	Prime + 1.75%, Floor rate 10.00%, PIK Interest 1.95%, 3.45% Exit Fee	$24,345	24,031	24,935	(6)(14)(15)(17)
TaxCalc	Senior Secured	November 2029	3-month SONIA + 8.05%, Floor rate 8.55%	£7,500	9,518	9,198	(5)(10)(17)(18)
ThreatConnect, Inc.	Senior Secured	May 2026	3-month SOFR + 9.15%, Floor rate 10.00%	$12,324	12,208	12,324	(18)
Tipalti Solutions Ltd.	Senior Secured	April 2027	Prime + 0.45%, Floor rate 6.45%, PIK Interest 2.00%, 3.75% Exit Fee	$42,670	42,379	43,448	(5)(10)(14)
Zappi, Inc.	Senior Secured	December 2027	3-month SOFR + 8.03%, Floor rate 9.03%	$12,729	12,522	12,756	(5)(10)(13)(17)(18)
Zimperium, Inc.	Senior Secured	May 2027	3-month SOFR + 8.31%, Floor rate 9.31%	$14,790	14,618	14,444	(17)(18)
Subtotal: Software (52.80%)*					1,091,349	1,050,563
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Space Technologies
Voyager Technologies, Inc.	Senior Secured	July 2028	Prime + 1.25%, Floor rate 9.75%, PIK Interest 2.50%, 5.50% Exit Fee	$45,439	$45,302	$45,690	(11)(14)(15)
Subtotal: Space Technologies (2.30%)*					45,302	45,690
Sustainable and Renewable Technology
Ampion, PBC	Senior Secured	May 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 3.95% Exit Fee	$3,984	4,102	4,141	(13)(14)
Electric Hydrogen Co.	Senior Secured	May 2028	Prime + 2.25%, Floor rate 10.75%, PIK Interest 1.25%, 4.89% Exit Fee	$20,127	19,687	19,830	(14)(15)(19)
SUNation Energy, Inc. (p.k.a. Pineapple Energy LLC)	Senior Secured	June 2027	FIXED 10.00%	$1,296	1,297	1,272	(19)
Subtotal: Sustainable and Renewable Technology (1.27%)*					25,086	25,243
Total: Debt Investments (175.65%)*					$3,515,541	$3,494,601

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
Equity Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Equity	2/21/2024	Preferred Series C	503,778	$1,500	$1,423
Subtotal: Alamar Biosciences, Inc. (0.07%)*					1,500	1,423
Consumer & Business Products
Fabletics, Inc.	Equity	4/30/2010	Common Stock	42,989	128	46
	Equity	7/16/2013	Preferred Series B	130,191	1101	299
Total Fabletics, Inc.				173,180	1,229	345
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	12,260	433	17	(4)
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	172,328	13	421
Subtotal: Consumer & Business Products (0.04%)*					1,675	783
Consumer & Business Services
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	216,073	1,151	627	(5)(10)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	1,299	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	162	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	467
	Equity	10/25/2016	Preferred Series A-1	108,710	632	177
Total OfferUp, Inc.				394,790	2,295	644
Oportun	Equity	6/28/2013	Common Stock	48,365	577	188	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	39	—
Rhino Labs, Inc.	Equity	1/24/2022	Common Stock	7,063	1,000	—
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	7	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	17	(7)
	Equity	12/29/2023	Preferred Series C	3,235,298	13,263	3,606	(7)
Total Tectura Corporation				419,230,161	14,163	3,630
Worldremit Group Limited	Equity	6/24/2024	Preferred Series X	9,737	922	952	(5)(10)
Subtotal: Consumer & Business Services (0.38%)*					26,410	7,502
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
Diversified Financial Services
Gibraltar Acquisition, LLC	Equity	3/1/2018	Member Units	1	$34,006	$23,051	(7)(20)
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	35	30,190	(7)(23)
Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	403	404
Subtotal: Diversified Financial Services (2.70%)*					34,444	53,645
Drug Delivery
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	680	1,500	1	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	—
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	4	(4)
Talphera, Inc.	Equity	12/10/2018	Common Stock	8,836	1,329	5	(4)
Subtotal: Drug Delivery (0.00%)*					3,638	10
Drug Discovery & Development
Akero Therapeutics, Inc.	Equity	3/8/2024	Common Stock	34,483	1,000	959	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	42	1,000	—	(4)
Axsome Therapeutics, Inc.	Equity	5/9/2022	Common Stock	127,021	4,165	10,747	(4)(10)(16)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	1,373	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	6,348	(4)
Cyclo Therapeutics, Inc.	Equity	4/6/2021	Common Stock	134	42	—	(4)(10)
Dare Biosciences, Inc.	Equity	1/8/2015	Common Stock	1,129	1,000	4	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	256	(4)(10)
Heron Therapeutics, Inc.	Equity	7/25/2023	Common Stock	364,963	500	558	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	328	(15)
HilleVax, Inc.	Equity	5/3/2022	Common Stock	235,295	4,000	487	(4)
Kura Oncology, Inc.	Equity	6/16/2023	Common Stock	47,826	550	417	(4)(10)
Madrigal Pharmaceutical, Inc.	Equity	9/29/2023	Common Stock	5,100	773	1,574	(4)(10)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	1,241	(5)(10)
Phathom Pharmaceuticals, Inc.	Equity	6/9/2023	Common Stock	147,233	1,730	1,196	(4)(10)(16)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	12	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	34	(4)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	303	(4)(5)(10)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	1,134
	Equity	10/31/2022	Preferred Series C	170,102	1,000	762
Total Valo Health, LLC				680,410	4,000	1,896
Verge Analytics, Inc.	Equity	9/6/2023	Preferred Series C	208,588	1,500	1,519
Viridian Therapeutics, Inc.	Equity	11/6/2023	Common Stock	32,310	400	619	(4)(10)
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	1,566,064	2,945	1,149	(4)
Subtotal: Drug Discovery & Development (1.56%)*					36,566	31,020
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	294
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	$1,500	$643
Subtotal: Electronics & Computer Hardware (0.05%)*					2,150	937
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	41,286	5,094	134	(4)
Carbon Health Technologies, Inc.	Equity	3/30/2021	Preferred Series C	217,880	1,687	2
Click Therapeutics, Inc.	Equity	5/20/2024	Common Stock	560,000	1,662	1,825	(15)
Curana Health Holdings, LLC	Equity	5/13/2024	Common Units	1,114,380	2,500	2,603
Main Street Rural, Inc.	Equity	10/28/2024	Preferred Series D	496	874	874
WellBe Senior Medical, LLC	Equity	6/10/2024	Common Units	181,163	1,600	2,065
Subtotal: Healthcare Services, Other (0.38%)*					13,417	7,503
Information Services
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	3,898
Subtotal: Information Services (0.20%)*					3,825	3,898
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	—	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	69	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	69
Subtotal: Medical Devices & Equipment (0.00%)*					250	69
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	210
Subtotal: Semiconductors (0.01%)*					160	210
Software
3GTMS, LLC	Equity	8/9/2021	Common Stock	1,000,000	1,000	666
Armis, Inc.	Equity	10/18/2024	Preferred Series D	294,213	2,000	2,000
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	2,406	2,406	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	—
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	257	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	722	(5)(10)
Total Contentful Global, Inc.				149,500	638	979
DNAnexus, Inc.	Equity	3/21/2014	Preferred Series C	51,948	97	5
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	198
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	5,194
	Equity	8/24/2017	Preferred Series 3	93,620	300	1,075
Total Druva Holdings, Inc.				552,461	1,300	6,269
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Leapwork ApS	Equity	8/25/2023	Preferred Series B2	183,073	250	132	(5)(10)
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	24
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	2,416	(4)
SingleStore, Inc.	Equity	11/25/2020	Preferred Series E	580,983	2,000	1,988
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
	Equity	8/12/2021	Preferred Series F	52,956	$280	$216
Total SingleStore, Inc.				633,939	2,280	2,204
SirionLabs Pte. Ltd.	Equity	6/30/2024	Preferred Series F1	152,250	1,792	1,996	(5)(10)
Verana Health, Inc.	Equity	7/8/2021	Preferred Series E	952,562	2,000	370
Subtotal: Software (0.99%)*					23,524	19,665
Sustainable and Renewable Technology
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	106
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	1,885
SUNation Energy, Inc. (p.k.a. Pineapple Energy LLC)	Equity	12/10/2020	Common Stock	405	3,153	1	(4)
Subtotal: Sustainable and Renewable Technology (0.10%)*					10,153	1,992
Total: Equity Investments (6.47%)*					$157,712	$128,657
Warrant Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Preferred Series C	75,567	$36	$122
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	460	101	(12)
Subtotal: Biotechnology Tools (0.01%)*					496	223
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	486,097	242	209	(12)
Subtotal: Communications & Networking (0.01%)*					242	209
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	17	714
Subtotal: Consumer & Business Products (0.04%)*					245	714
Consumer & Business Services
Altumint, Inc.	Warrant	10/31/2024	Common Stock	1,701	127	129	(15)
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	55	(5)(10)
	Warrant	2/13/2024	Preferred Series D-4	109,257	20	11	(5)(10)
Total Carwow LTD				283,420	184	66
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	—
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	115	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	10
Plentific Ltd	Warrant	10/3/2023	Ordinary Shares	27,298	60	38	(5)(10)
Provi	Warrant	12/22/2022	Common Stock	117,042	166	77	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	—	(15)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,604,724	1,242	4,901	(12)(16)
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	57	28
	Warrant	8/23/2019	Preferred Series B	444,444	83	3
Total Skyword, Inc.				2,051,587	140	31
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	$16	$—
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	—
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	—
Total Snagajob.com, Inc.				3,611,537	860	—
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	343,497	985	878
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	13	(12)
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	95	(5)(10)
	Warrant	8/27/2021	Preferred Series E	1,868	26	—	(5)(10)
Total Worldremit Group Limited				79,083	155	95
Subtotal: Consumer & Business Services (0.32%)*					4,690	6,353
Diversified Financial Services
Next Insurance, Inc.	Warrant	2/3/2023	Common Stock	522,930	214	460
Subtotal: Diversified Financial Services (0.02%)*					214	460
Drug Discovery & Development
Akero Therapeutics, Inc.	Warrant	6/15/2022	Common Stock	32,129	330	519	(4)(10)
AmplifyBio, LLC	Warrant	12/27/2022	Class A Units	69,239	238	151	(15)
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	61,004	1,290	1,528	(4)(10)(12)(16)
bluebird bio, Inc.	Warrant	3/15/2024	Common Stock	111,206	1,744	—
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	103	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	—	(4)
COMPASS Pathways plc	Warrant	6/30/2023	Ordinary Shares	75,376	278	48	(4)(5)(10)
Curevo, Inc.	Warrant	6/9/2023	Common Stock	95,221	233	154	(15)
enGene, Inc.	Warrant	12/22/2023	Common Stock	43,689	118	102	(4)(5)(10)
Fresh Tracks Therapeutics, Inc.	Warrant	2/18/2016	Common Stock	201	119	—	(4)
Heron Therapeutics, Inc.	Warrant	8/9/2023	Common Stock	238,095	228	166	(4)(15)
Kineta, Inc.	Warrant	12/20/2019	Common Stock	2,202	110	—	(4)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	16	(4)(10)(15)
Madrigal Pharmaceutical, Inc.	Warrant	5/9/2022	Common Stock	13,229	570	2,133	(4)(10)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	22	(4)(10)(12)(15)(16)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	22	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	2	(4)
SynOx Therapeutics Limited	Warrant	4/18/2024	Preferred Series B	251,195	83	76	(5)(10)
TG Therapeutics, Inc.	Warrant	12/30/2021	Common Stock	117,168	721	1,730	(4)(10)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	39
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	1,392,787	510	185	(4)
Subtotal: Drug Discovery & Development (0.35%)*					8,404	6,996
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	1	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,503	34	51
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	$557	$212
Subtotal: Electronics & Computer Hardware (0.01%)*					692	264
Healthcare Services, Other
Curana Health Holdings, LLC	Warrant	1/4/2024	Common Units	447,410	156	492
Modern Life, Inc.	Warrant	3/30/2023	Common Stock	52,665	210	169
NeueHealth, Inc.	Warrant	6/21/2024	Common Stock	185,625	716	1,032	(4)(12)
Recover Together, Inc.	Warrant	7/3/2023	Common Stock	194,830	382	79
Strive Health Holdings, LLC	Warrant	9/28/2023	Common Units	129,400	278	325	(15)
Vida Health, Inc.	Warrant	3/28/2022	Preferred Series E	192,431	121	2
Subtotal: Healthcare Services, Other (0.11%)*					1,863	2,099
Information Services
NetBase Quid, Inc. (p.k.a NetBase Solutions)	Warrant	8/22/2017	Preferred Series 1	60,000	356	—
Signal Media Limited	Warrant	6/29/2022	Common Stock	129,638	57	13	(5)(10)
Subtotal: Information Services (0.00%)*					413	13
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	871
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	291
Subtotal: Manufacturing Technology (0.06%)*					1,065	1,162
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	369,370	67	63
Subtotal: Media/Content/Info (0.00%)*					67	63
Medical Devices & Equipment
Orchestra BioMed Holdings, Inc.	Warrant	11/6/2024	Common Stock	52,264	180	102	(4)(6)(15)
Outset Medical, Inc.	Warrant	9/27/2013	Common Stock	62,794	401	7	(4)
Senseonics Holdings, Inc.	Warrant	9/8/2023	Common Stock	1,032,718	276	203	(4)
Sight Sciences, Inc.	Warrant	1/22/2024	Common Stock	113,247	363	195	(4)(6)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	—	(4)
Subtotal: Medical Devices & Equipment (0.03%)*					1,281	507
Semiconductors
Achronix Semiconductor Corporation	Warrant	6/26/2015	Preferred Series D-2	750,000	99	494
Subtotal: Semiconductors (0.02%)*					99	494
Software
Aria Systems, Inc.	Warrant	5/22/2015	Preferred Series G	231,535	74	—
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	448	421
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	442
Brain Corporation	Warrant	10/4/2021	Common Stock	435,396	215	84
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	9
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	—
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	$54	$908	(5)(10)
Coronet Cyber Security Ltd.	Warrant	9/26/2024	Ordinary Shares	39,183	254	266
Couchbase, Inc.	Warrant	4/25/2019	Common Stock	105,350	462	686	(4)
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	26	83	(5)(10)(12)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	770,838	461	1,102
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	234
Dragos, Inc.	Warrant	6/28/2023	Common Stock	57,528	1,575	984
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	417
Earnix, Inc.	Warrant	6/6/2024	Common Stock	20,762	220	327
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	362,837	583	236
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	33
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	274
Harness, Inc.	Warrant	3/12/2024	Common Stock	193,618	534	632
Kore.ai, Inc.	Warrant	3/31/2023	Preferred Series C	64,293	208	142
Leapwork ApS	Warrant	1/23/2023	Common Stock	93,211	39	35	(5)(10)(12)
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series LB-2	86,984	131	26
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	264
Morphisec Information Security 2014 Ltd.	Warrant	10/1/2024	Ordinary Shares	200,115	104	108	(5)(10)
Pindrop Security, Inc.	Warrant	6/26/2024	Common Stock	134,542	494	496	(15)
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	698
Semperis Technologies Inc.	Warrant	4/23/2024	Common Stock	72,122	115	213
Simon Data, Inc.	Warrant	3/22/2023	Common Stock	77,934	96	22	(12)
SingleStore, Inc.	Warrant	4/28/2020	Preferred Series D	312,596	103	551
Sisense Ltd.	Warrant	6/8/2023	Ordinary Shares	321,956	174	61	(5)(10)
Suzy, Inc.	Warrant	8/24/2023	Common Stock	292,936	367	291	(6)(15)
Tipalti Solutions Ltd.	Warrant	3/22/2023	Ordinary Shares	509,753	359	395	(5)(10)
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	32	(15)
Subtotal: Software (0.53%)*					10,554	10,472
Space Technologies
Capella Space Corp.	Warrant	10/21/2021	Common Stock	176,200	207	10	(15)
Subtotal: Space Technologies (0.00%)*					207	10
Sustainable and Renewable Technology
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	67
Electric Hydrogen Co.	Warrant	3/27/2024	Common Stock	246,618	507	394	(15)
Halio, Inc.	Warrant	4/7/2015	Common Stock	144,914	63	—
Subtotal: Sustainable and Renewable Technology (0.02%)*					622	461
Total: Warrant Investments (1.53%)*					$31,154	$30,500
Total Investments in Securities (183.64%)*					$3,704,407	$3,653,758

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			$2,847	$4,382	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			1,242	1,438	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.29%)*					4,089	5,820
Software
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			381	400	(5)(10)
Subtotal: Software (0.02%)*					381	400
Total: Investment Funds & Vehicles Investments (0.31%)*					$4,470	$6,220
Total Investments before Cash & Cash Equivalents (183.96%)*					$3,708,877	$3,659,978
Cash & Cash Equivalents
GS Financial Square Government Fund	Cash & Cash Equivalents		FGTXX/38141W273		$21,100	$21,100
Total: Investments in Cash & Cash Equivalents (1.06%)*					$21,100	$21,100
Total: Investments after Cash & Cash Equivalents (185.02%)*					$3,729,977	$3,681,078

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Notional Value at Settlement Date	Value
Great British Pound (GBP)	6/3/2025	Goldman Sachs Bank USA	£20,511	Sold	$26,178	$538
Total Foreign Currency Forward (0.03%)*					$26,178	$538
*Value as a percent of net assets. All amounts are stated in U.S. Dollars unless otherwise noted. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(1)PRIME represents 7.50% as of December 31, 2024. 1-month SOFR, 3-month SOFR, and 6-month SOFR represent 4.33%, 4.31%, and 4.25%, respectively, as of December 31, 2024.
(2)Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $108.4 million, $156.5 million, and $48.1 million, respectively. The tax cost of investments is $3.7 billion.
(3)Preferred and common stock, warrants, and equity interests are generally non-income producing.
(4)Except for warrants in 23 publicly traded companies and common stock in 28 publicly traded companies, all investments are restricted as of December 31, 2024 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s valuation committee (the “Valuation Committee”) and approved by the board of directors (the “Board”).
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
(8)Debt is on non-accrual status as of December 31, 2024, and is therefore considered non-income producing.
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
(16)Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of December 31, 2024.
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)
(17)Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of December 31, 2024 (Refer to “Note 11 — Commitments and Contingencies”).
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
(21)Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of Common Stock for Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of December 31, 2024, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $2.4 million.
(22)Denotes the security holds rights to royalty fee income associated with certain products of the portfolio company. The approximate cost and fair value of the royalty contract are $11.9 million and $11.6 million, respectively.
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

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Hercules Adviser LLC	Unsecured	June 2025	FIXED 5.00%	$12,000	$12,000	$12,000	(7)(23)
Next Insurance, Inc.	Senior Secured	February 2028	Prime - 1.50%, Floor rate 4.75%, PIK Interest 5.50%	$10,469	10,286	10,618	(14)(17)(19)
Subtotal: Diversified Financial Services (3.17%)*					56,764	57,096
Drug Discovery & Development
Akero Therapeutics, Inc.	Senior Secured	January 2027	Prime + 3.65%, Floor rate 7.65%, 5.85% Exit Fee	$12,500	12,525	13,065	(10)(13)(17)
Aldeyra Therapeutics, Inc.	Senior Secured	October 2024	Prime + 3.10%, Floor rate 8.60%, 8.90% Exit Fee	$15,000	15,152	15,152	(11)
Alladapt Immunotherapeutics Inc.	Senior Secured	September 2026	Prime + 3.65%, Floor rate 8.40%, Cap rate 10.90%, 5.30% Exit Fee	$35,000	35,173	36,855	(13)
AmplifyBio, LLC	Senior Secured	January 2027	Prime + 2.50%, Floor rate 9.50%, Cap rate 10.75%, 5.85% Exit Fee	$24,000	24,120	24,514	(15)
ATAI Life Sciences N.V.	Senior Secured	August 2026	Prime + 4.55%, Floor rate 8.55%, 6.95% Exit Fee	$10,500	10,695	10,904	(5)(10)
Axsome Therapeutics, Inc.	Senior Secured	January 2028	Prime + 2.20%, Floor rate 9.95%, Cap rate 10.70%, 5.78% Exit Fee	$143,350	143,646	150,255	(10)(11)(12)(16)
Bicycle Therapeutics PLC	Senior Secured	July 2025	Prime + 4.55%, Floor rate 8.05%, Cap rate 9.05%, 5.00% Exit Fee	$11,500	11,880	11,783	(5)(10)(11)(12)
BiomX, INC	Senior Secured	September 2025	Prime + 5.70%, Floor rate 8.95%, 6.55% Exit Fee	$6,448	6,807	6,790	(5)(10)(11)
Braeburn, Inc.	Senior Secured	October 2028	Prime + 2.45%, Floor rate 10.95%, PIK Interest 1.10%, 5.45% Exit Fee	$52,601	52,185	52,185	(14)
BridgeBio Pharma, Inc.	Senior Secured	November 2026	FIXED 9.00%, 2.00% Exit Fee	$38,167	38,124	35,498	(12)(13)(14)
Cellarity, Inc.	Senior Secured	June 2026	Prime + 5.70%, Floor rate 8.95%, 3.75% Exit Fee	$29,193	29,482	30,051	(13)(15)
COMPASS Pathways plc	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.75%, PIK Interest 1.40%, 4.75% Exit Fee	$24,144	23,798	24,601	(5)(10)(14)
Corium, Inc.	Senior Secured	September 2026	Prime + 5.70%, Floor rate 8.95%, 7.75% Exit Fee	$105,225	107,667	108,545	(13)(16)
Curevo, Inc.	Senior Secured	June 2027	Prime + 1.70%, Floor rate 9.70%, 6.95% Exit Fee	$10,000	9,821	10,076	(15)
Eloxx Pharmaceuticals, Inc.	Senior Secured	April 2025	Prime + 6.25%, Floor rate 9.50%, 6.55% Exit Fee	$3,099	3,789	3,731	(15)
enGene, Inc.	Senior Secured	January 2028	Prime + 0.75%, Floor rate 9.25%, Cap rate 9.75%, PIK Interest 1.15%, 5.50% Exit Fee	$15,750	15,550	15,550	(5)(10)
G1 Therapeutics, Inc.	Senior Secured	November 2026	Prime + 5.65%, Floor rate 9.15%, 11.41% Exit Fee	$38,750	39,679	40,421	(11)(12)(15)
Geron Corporation	Senior Secured	April 2025	Prime + 4.50%, Floor rate 9.00%, 6.55% Exit Fee	$30,200	31,005	31,210	(10)(12)(13)
Gritstone Bio, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 7.15%, Cap rate 8.65%, PIK Interest 2.00%, 5.75% Exit Fee	$30,532	30,717	30,909	(13)(14)
Heron Therapeutics, Inc.	Senior Secured	February 2026	Prime + 1.70%, Floor rate 9.95%, PIK Interest 1.50%, 3.00% Exit Fee	$20,095	19,788	19,788	(14)(15)(17)
Hibercell, Inc.	Senior Secured	May 2025	Prime + 5.40%, Floor rate 8.65%, 4.95% Exit Fee	$12,535	13,117	13,181	(13)(15)
HilleVax, Inc.	Senior Secured	May 2027	Prime + 1.05%, Floor rate 4.55%, Cap rate 6.05%, PIK Interest 2.85%, 7.15% Exit Fee	$20,524	20,685	20,335	(14)(15)
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 15.13% Exit Fee	$5,500	5,532	5,752	(10)(15)(17)
Locus Biosciences, Inc.	Senior Secured	July 2025	Prime + 6.10%, Floor rate 9.35%, 4.95% Exit Fee	$5,399	5,651	5,686	(15)
Madrigal Pharmaceutical, Inc.	Senior Secured	May 2026	Prime + 2.45%, Floor rate 8.25%, 5.35% Exit Fee	$78,200	78,728	81,945	(10)
Phathom Pharmaceuticals, Inc.	Senior Secured	December 2027	Prime + 1.35%, Floor rate 9.85%, PIK Interest 2.15%, 7.29% Exit Fee	$129,699	130,934	128,326	(10)(12)(14)(15)(16) (17)(22)
Redshift Bioanalytics, Inc.	Senior Secured	January 2026	Prime + 4.25%, Floor rate 7.50%, 3.80% Exit Fee	$5,000	5,047	5,119	(15)
Replimune Group, Inc.	Senior Secured	October 2027	Prime + 1.75%, Floor rate 7.25%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$31,416	31,450	32,702	(10)(12)(14)
Tarsus Pharmaceuticals, Inc.	Senior Secured	February 2027	Prime + 4.45%, Floor rate 8.45% , Cap Rate 11.45%, 4.75% Exit Fee	$12,375	12,488	12,916	(10)(13)(17)
TG Therapeutics, Inc.	Senior Secured	January 2026	Prime + 1.20%, Floor rate 8.95%, PIK Interest 2.25%, 5.69% Exit Fee	$65,770	66,439	67,610	(10)(11)(12)(14)
uniQure B.V.	Senior Secured	January 2027	Prime + 4.70%, Floor rate 7.95%, 6.10% Exit Fee	$70,000	71,157	73,318	(5)(10)(11)(12)
Valo Health, LLC	Senior Secured	May 2024	Prime + 6.45%, Floor rate 9.70%, 3.85% Exit Fee	$2,396	2,808	2,808	(11)(13)
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

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	$1,663	$377
	Equity	10/25/2016	Preferred Series A-1	108,710	632	143
Total OfferUp, Inc.				394,790	2,295	520
Oportun	Equity	6/28/2013	Common Stock	48,365	577	189	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	39	—
Rhino Labs, Inc.	Equity	1/24/2022	Common Stock	7,063	1,000	559
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	4	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	12	(7)
	Equity	12/29/2023	Preferred Series C	3,235,298	13,263	3,251	(7)
Total Tectura Corporation				419,230,161	14,163	3,267
Subtotal: Consumer & Business Services (0.70%)*					26,145	12,703
Diversified Financial Services
Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)	Equity	3/1/2018	Member Units	1	34,006	28,034	(7)(20)
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	35	28,713	(7)(23)
Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	403	325
Subtotal: Diversified Financial Services (3.17%)*					34,444	57,072
Drug Delivery
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	680	1,500	2	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	—
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	12	(4)
Talphera, Inc. (p.k.a. AcelRx Pharmaceuticals, Inc.)	Equity	12/10/2018	Common Stock	8,836	1,329	7	(4)
Subtotal: Drug Delivery (0.00%)*					3,638	21
Drug Discovery & Development
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	42	1,000	—	(4)
Axsome Therapeutics, Inc.	Equity	5/9/2022	Common Stock	127,021	4,165	10,110	(4)(10)(16)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	1,774	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	9,339	(4)
Cyclo Therapeutics, Inc. (p.k.a. Applied Molecular Transport)	Equity	4/6/2021	Common Stock	134	42	—	(4)(10)
Dare Biosciences, Inc.	Equity	1/8/2015	Common Stock	13,550	1,000	4	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	280	(4)(10)
Gritstone Bio, Inc.	Equity	10/26/2022	Common Stock	442,477	1,000	903	(4)
Heron Therapeutics, Inc.	Equity	7/25/2023	Common Stock	364,963	500	620	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	1,834	(15)
HilleVax, Inc.	Equity	5/3/2022	Common Stock	235,295	4,000	3,777	(4)
Humanigen, Inc.	Equity	3/31/2021	Common Stock	43,243	800	—	(4)(10)
Kura Oncology, Inc.	Equity	6/16/2023	Common Stock	47,826	550	688	(4)(10)
Madrigal Pharmaceutical, Inc.	Equity	9/29/2023	Common Stock	5,100	773	1,180	(4)(10)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	$2,000	$1,427	(5)(10)
Phathom Pharmaceuticals, Inc.	Equity	6/9/2023	Common Stock	147,233	1,730	1,344	(4)(10)(16)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	28	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	52	(4)
Sio Gene Therapies, Inc.	Equity	2/2/2017	Common Stock	16,228	1,269	6	(4)
Tarsus Pharmaceuticals, Inc.	Equity	5/5/2022	Common Stock	155,555	2,100	3,150	(4)(10)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	116	(4)(5)(10)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	2,911
	Equity	10/31/2022	Preferred Series C	170,102	1,000	1,187
Total Valo Health, LLC				680,410	4,000	4,098
Verge Analytics, Inc.	Equity	9/6/2023	Preferred Series C	208,588	1,500	1,753
Viridian Therapeutics, Inc.	Equity	11/6/2023	Common Stock	32,310	400	704	(4)(10)
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	1,566,064	2,945	1,313	(4)
Subtotal: Drug Discovery & Development (2.47%)*					40,735	44,500
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	407
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	544
Subtotal: Electronics & Computer Hardware (0.05%)*					2,150	951
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	825,732	5,094	754	(4)
Carbon Health Technologies, Inc.	Equity	3/30/2021	Preferred Series C	217,880	1,688	206
Subtotal: Healthcare Services, Other (0.05%)*					6,782	960
Information Services
Planet Labs, Inc.	Equity	6/21/2019	Common Stock	547,880	615	1,353	(4)
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	4,890
Subtotal: Information Services (0.35%)*					4,440	6,243
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	2	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	260	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	262
Subtotal: Medical Devices & Equipment (0.01%)*					250	262
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	394
Subtotal: Semiconductors (0.02%)*					160	394
Software
3GTMS, LLC	Equity	8/9/2021	Common Stock	1,000,000	1,000	863
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	2,406	2,406	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	—
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	$138	$303	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	842	(5)(10)
Total Contentful Global, Inc.				149,500	638	1,145
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	636
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	2,752
	Equity	8/24/2017	Preferred Series 3	93,620	300	587
Total Druva Holdings, Inc.				552,461	1,300	3,339
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Leapwork ApS	Equity	8/25/2023	Preferred Series B2	183,073	250	231	(5)(10)
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	23
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	1,927	(4)
Palantir Technologies	Equity	9/23/2020	Common Stock	568,337	3,474	9,758	(4)
SingleStore, Inc.	Equity	11/25/2020	Preferred Series E	580,983	2,000	1,721
	Equity	8/12/2021	Preferred Series F	52,956	280	196
Total SingleStore, Inc.				633,939	2,280	1,917
Verana Health, Inc.	Equity	7/8/2021	Preferred Series E	952,562	2,000	422
ZeroFox, Inc.	Equity	5/7/2020	Common Stock	289,992	101	252	(4)
Subtotal: Software (1.27%)*					23,210	22,919
Sustainable and Renewable Technology
Fulcrum Bioenergy, Inc.	Equity	9/13/2012	Preferred Series C-1	187,265	711	529
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	479
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
NantEnergy, LLC	Equity	8/31/2013	Common Units	59,665	102	—
Pineapple Energy LLC	Equity	12/10/2020	Common Stock	304,487	3,153	180	(4)
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	2,684
Proterra, Inc.	Equity	5/28/2015	Common Stock	457,841	542	9	(4)
Subtotal: Sustainable and Renewable Technology (0.22%)*					11,508	3,881
Total: Equity Investments (8.44%)*					$155,226	$152,170
Warrant Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Preferred Series B	46,197	$36	$20
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	460	334	(12)
Subtotal: Biotechnology Tools (0.02%)*					496	354
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	229,611	123	128	(12)
Subtotal: Communications & Networking (0.01%)*					123	128
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
The Neat Company	Warrant	8/13/2014	Common Stock	54,054	365	—
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

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	$37	$1	(4)
COMPASS Pathways plc	Warrant	6/30/2023	Ordinary Shares	75,376	278	285	(4)(5)(10)
Curevo, Inc.	Warrant	6/9/2023	Common Stock	95,221	233	251	(15)
Dermavant Sciences Ltd.	Warrant	5/31/2019	Common Stock	223,642	101	7	(5)(10)
enGene, Inc.	Warrant	12/22/2023	Common Stock	43,689	118	179	(4)(5)(10)
Evofem Biosciences, Inc.	Warrant	6/11/2014	Common Stock	3	266	—	(4)
Fresh Tracks Therapeutics, Inc. (p.k.a. Brickell Biotech, Inc.)	Warrant	2/18/2016	Common Stock	201	119	—	(4)
Heron Therapeutics, Inc.	Warrant	8/9/2023	Common Stock	238,095	228	223	(4)(15)
Kineta, Inc.	Warrant	12/20/2019	Common Stock	2,202	110	—	(4)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	63	(4)(10)(15)
Madrigal Pharmaceutical, Inc.	Warrant	5/9/2022	Common Stock	13,229	570	1,842	(4)(10)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	68	(4)(10)(12)(15)(16)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	6	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	28	(4)
TG Therapeutics, Inc.	Warrant	2/28/2019	Common Stock	264,226	1,284	2,583	(4)(10)(12)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	153
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	1,392,787	510	225	(4)
Subtotal: Drug Discovery & Development (0.46%)*					7,517	8,302
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	175	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,503	34	102
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	114
Subtotal: Electronics & Computer Hardware (0.02%)*					692	391
Healthcare Services, Other
Modern Life, Inc.	Warrant	3/30/2023	Common Stock	37,618	164	165
Recover Together, Inc.	Warrant	7/3/2023	Common Stock	194,830	382	327
Strive Health Holdings, LLC	Warrant	9/28/2023	Common Units	51,760	83	95	(15)
Vida Health, Inc.	Warrant	3/28/2022	Common Stock	192,431	121	9
Subtotal: Healthcare Services, Other (0.03%)*					750	596
Information Services
Capella Space Corp.	Warrant	10/21/2021	Common Stock	176,200	207	33	(15)
INMOBI Inc.	Warrant	11/19/2014	Common Stock	65,587	82	—	(5)(10)
NetBase Solutions, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	362
Signal Media Limited	Warrant	6/29/2022	Common Stock	113,828	49	91	(5)(10)
Subtotal: Information Services (0.03%)*					694	486
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	279
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	677
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

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Poplicus, Inc.	Warrant	5/28/2014	Common Stock	132,168	$—	$—
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	447
Simon Data, Inc.	Warrant	3/22/2023	Common Stock	77,934	96	76	(12)
SingleStore, Inc.	Warrant	4/28/2020	Preferred Series D	312,596	103	386
Sisense Ltd.	Warrant	6/8/2023	Ordinary Shares	321,956	174	128	(5)(10)
Suzy, Inc.	Warrant	8/24/2023	Common Stock	292,936	367	354	(15)
The Faction Group LLC	Warrant	11/3/2014	Preferred Series AA	8,076	234	904
Tipalti Solutions Ltd.	Warrant	3/22/2023	Ordinary Shares	254,877	174	234	(5)(10)
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	186	(15)
Subtotal: Software (0.75%)*					10,445	13,549
Surgical Devices
TransMedics Group, Inc.	Warrant	9/11/2015	Common Stock	14,440	39	676	(4)
Subtotal: Surgical Devices (0.04%)*					39	676
Sustainable and Renewable Technology
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	36
Halio, Inc.	Warrant	4/22/2014	Preferred Series A	325,000	155	36
	Warrant	4/7/2015	Preferred Series B	131,883	63	11
Total Halio, Inc.				456,883	218	47
Polyera Corporation	Warrant	3/24/2015	Preferred Series C	150,036	269	—
Subtotal: Sustainable and Renewable Technology (0.00%)*					539	83
Total: Warrant Investments (1.88%)*					$28,954	$33,969
Total: Investments in Securities (179.92%)*					$3,242,550	$3,243,438
Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			$3,783	$3,619	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			319	611	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.23%)*					4,102	4,230
Software
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			381	378	(5)(10)
Subtotal: Software (0.02%)*					381	378
Total: Investment Funds & Vehicles Investments (0.26%)*					$4,483	$4,608
Total: Investments before Cash and Cash Equivalents (180.18%)*					$3,247,033	$3,248,046

See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2023
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Cash & Cash Equivalents
GS Financial Square Government Fund	Cash & Cash Equivalents		FGTXX/38141W273		$56,000	$56,000
Total: Investments in Cash & Cash Equivalents (3.11%)*					$56,000	$56,000
Total: Investments after Cash & Cash Equivalents (183.28%)*					$3,303,033	$3,304,046

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Notional Value at Settlement Date	Value
Great British Pound (GBP)	6/3/2024	Goldman Sachs Bank USA	£19,288	Sold	$23,810	$(766)
Total: Total Foreign Currency Forward ((0.04%))*					$23,810	$(766)
*Value as a percent of net assets. All amounts are stated in U.S. Dollars unless otherwise noted. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(1)Prime represents 8.50% as of December 31, 2023. 1-month SOFR, 3-month SOFR, and 6-month SOFR represent, 5.34%, 5.36%, and 5.35%, respectively, as of December 31, 2023.
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
(17)Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of December 31, 2023. Refer to “Note 11 — Commitments and Contingencies”.
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
(21)Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of Common Stock in the portfolio company Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of December 31, 2023, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $2.4 million.
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

HERCULES CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Hercules Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed and institutional-backed companies in a variety of technology and life sciences industries. The Company sources its investments through its principal office located in San Mateo, CA, as well as through its additional offices in Boston, MA, New York, NY, San Diego, CA, Denver, CO, and London, United Kingdom. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.
The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). Effective January 1, 2006, the Company elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M Part I of the Internal Revenue Code of 1986, as amended (the "Code") (see “Note 6 – Income Taxes”).
The Company is not registered with the Commodity Futures Trading Commission (“CFTC”). The Company has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act (“CEA”), pursuant to Rule 4.5 under the CEA. Therefore, the Company is not subject to registration or regulation as a “commodity pool operator” under the CEA.
Hercules Capital IV, L.P. (“HC IV”) and Hercules SBIC V, L.P. (“SBIC V”) are our wholly owned Delaware limited partnerships that were formed in December 2010 and September 2023, respectively. HC IV and SBIC V have each received licenses to operate as a Small Business Investment Company (“SBIC”) under the authority of the Small Business Administration (“SBA”) on October 27, 2020 and July 9, 2024, respectively. Our SBICs are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments. Hercules Technology SBIC Management, LLC (“HTM”), is a wholly owned limited liability company subsidiary of the Company, which was formed in November 2003 and serves as the general partner of HC IV and SBIC V.
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
The Company formed Hercules Capital Management LLC and Hercules Adviser LLC in 2020 as wholly owned Delaware limited liability subsidiaries. The Company was granted no-action relief by the staff of the Securities and Exchange Commission (“SEC”) to allow Hercules Adviser LLC (the “Adviser Subsidiary”) to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The Adviser Subsidiary provides investment advisory and related services to investment vehicles (“Adviser Funds”) owned by one or more unrelated third-party investors (“External Parties”). The Adviser Subsidiary is owned by Hercules Capital Management LLC and collectively held and presented with Hercules Partner Holdings, LLC, which separately wholly owns the general partnership interests to each of the Adviser Funds.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S GAAP and pursuant to Regulation S-X. The Company’s functional currency is U.S. dollars (“USD”) and these consolidated financial statements have been prepared in that currency.
As an investment company, the Company follows accounting and reporting guidance as set forth in Topic 946, Financial Services – Investment Companies (“ASC Topic 946”) of the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification, as amended (“ASC”). As provided under Regulation S-X and ASC Topic 946, the Company will not consolidate its investment in a portfolio company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Rather, an investment company’s interest in portfolio companies that are not investment companies should be measured at fair value in accordance with ASC Topic 946. The Adviser Subsidiary is not an investment company as defined in ASC Topic 946 and further, the Adviser Subsidiary provides investment advisory services exclusively to the Adviser Funds which are owned by External Parties. As such, pursuant to ASC Topic 946, the Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value and is not consolidated.
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
Fair Value Measurements
The Company follows guidance in Accounting Standards Codification Topic 820, Fair Value Measurement (“ASC Topic 820”), where fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a framework for measuring the fair value of assets and liabilities and outlines a three-tier hierarchy which maximizes the use of observable market data input and minimizes the use of unobservable inputs to establish a classification of fair value measurements. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, such as the risk inherent in a particular valuation technique used to measure fair value using a pricing model and/or the risk inherent in the inputs for the valuation technique. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the information available. The inputs or methodology used for valuing assets or liabilities may not be an indication of the risks associated with investing in those assets or liabilities. ASC Topic 820 also requires disclosure for fair value measurements based on the level within the hierarchy of the information used in the valuation. ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.

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
Pursuant to Rule 2a-5 of the 1940 Act, the Board has designated the Company’s Valuation Committee as the “valuation designee”. As of December 31, 2024, approximately 95.5% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Company's Valuation Committee and approved by the Board. Fair Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Valuation Committee, as valuation designee of the Board. The Company’s investments are carried at fair value in accordance with Rule 2a-5 under the 1940 Act and ASC Topic 946. Given the Company's investment strategy, nature of investments, and types of businesses in which it invests, substantially all of the Company’s investments are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to the valuation guidelines approved by the Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market values, the fair value of the Company’s investments may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.
In accordance with procedures approved by its Board, the Company values investments on a quarterly basis following a multistep valuation process. The quarterly Board approved multi-step valuation process is described below:
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
Investments purchased within the preceding two calendar quarters before the valuation date and debt investments with remaining maturities within 12 months or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity, unless such valuation, in the judgment of the Company, does not represent fair value. In this case such investments shall be valued at fair value as determined in good faith by the Valuation Committee and approved by the Board. Investments that are not publicly traded or whose market quotations are not readily available are valued at fair value as determined in good faith by the Valuation Committee subject to oversight and approval of the Board.
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
The Company records unrealized depreciation on investments when it believes that an investment has decreased in value, including where it believes collection of a debt investment is doubtful or, if under the in-exchange premise, when it believes the value of a debt investment is less than the amortized cost of the investment. Conversely, where appropriate, the Company records unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, that its investment has also appreciated in value or, if it believes, under the in-exchange premise, the value of an investment is greater than its amortized cost.
Debt Investments
The Company’s debt investments are substantially considered Level 3 assets under ASC Topic 820 with fair value as determined in good faith pursuant to the process described above. In making a good faith determination of the value of the Company’s investments, the Company generally starts with the cost basis of the investment, which includes the value attributed to the original issue discount (“OID”), if any, and payment-in-kind (“PIK”) interest or other receivables which have been accrued as earned. The Company then applies the valuation methods as set forth below.
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
The Company values debt securities that are traded on a public exchange at the prevailing market price as of the valuation date. Certain debt investments may be syndicated, for which sufficient market data is available and liquidity, the Company values debt securities using broker quotes and bond indices amongst other factors. Debt investments with market quotations are generally considered Level 1 or 2 assets in line with ASC Topic 820. If there is a significant deterioration of the credit quality of a debt investment, the Company may consider other factors to estimate fair value, including the proceeds that would be received in a liquidation analysis.
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
Cash, Cash Equivalents, Foreign Cash, and Restricted Cash
Cash and cash equivalents consist solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value. Foreign cash includes the value of foreign currencies held and translated using the prevailing foreign exchange rates on the reporting date. Restricted cash includes amounts that are held as collateral securing certain of the Company’s financing transactions, including amounts held in a securitization trust by trustees related to its 2031 Asset-Backed Notes (refer to “Note 5 – Debt”).
Foreign Currency Translation
The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the prevailing foreign exchange rate on the reporting date. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. The Company’s investments in foreign securities may involve certain risks, including foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.
Other Assets
Other assets generally consist of prepaid expenses, debt issuance costs related to our Credit Facilities net of accumulated amortization, fixed assets net of accumulated depreciation, deferred revenues and deposits and other assets, including escrow and other investment related receivables.
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
Investment Income Recognition
The Company’s investment portfolio generates interest, fee, and dividend income. The Company records interest income on an accrual basis, recognizing income as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. The Company’s Structured Debt investments may generate OID related income. "Structured Debt" refers to a debt investment that is structured with an equity, warrant, option, or other right to purchase or convert into common or preferred equity investments. The OID recorded upfront typically represents the value of detachable equity, warrants, or another asset obtained in conjunction with the acquisition of debt securities. The OID value is accreted into interest income over the term of the loan as a yield enhancement following the effective interest method. Additionally, certain debt investments in the Company’s portfolio earn PIK interest. The Company records PIK interest in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. Contractual PIK interest represents contractually deferred interest that is added to the loan balance as principal and is generally due at the end of the loan term.
Additionally, the Company’s loan origination activities generate fee income, which is generally collected in advance and includes loan commitment, facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by the Company to portfolio companies and other third parties. Loan commitment and facility fees are capitalized and then amortized into income over the contractual life of the loan using the effective interest method. One-off fees for transaction and management services are generally recognized as income in the period when the services are rendered. The Company may also earn loan exit fees, which are contractual fees that are generally received upon the earlier of maturity or prepayment. The Company accretes loan exit fees into interest income following the effective interest method, recognizing income as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected.
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
Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies to the extent that such amounts are payable by the portfolio company and are expected to be collected.
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
Debt Issuance Costs
Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method or the straight-line method, which closely approximates the effective yield method. In accordance with ASC Subtopic 835-30, Interest – Imputation of Interest, debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statements of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements which are included within Other Assets as permitted under GAAP.
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
The Company has elected to be treated as a RIC under Subchapter M Part I of the Code. To qualify as a RIC, the Company is required to meet certain income and asset tests in addition to distributing dividends of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for distributions paid, to its stockholders. See “Certain United States Federal Income Tax Considerations” for additional information.
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

Comprehensive Income
The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income for the years ended December 31, 2024, 2023, or 2022. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.
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
Segments
The Company has determined that it has a single operating segment in accordance with Topic 280, Segment Reporting (“ASC 280”). Our Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). While the Company lends to and separately evaluates the performance of each portfolio company in which it invests across various technology-related industries including drug discovery and development, software, consumer & business services, and other healthcare services, the Company and the CODM evaluate and monitor performance of the business on an aggregated basis. Further, each investment is evaluated and managed using similar processes and shared operations support functions such as deal origination, underwriting, documentation, loan and compliance administration in addition to administrative functions of human resources, legal, finance and information technology.
The CODM uses our consolidated net investment income and net increase (decrease) in net assets resulting from operations as reported in the Consolidated Statements of Operations to assess the Company’s performance and when allocating resources. Net Investment Income is comprised of consolidated total investment income (‘segment revenues’) and consolidated total net operating expenses (‘significant segment expenses’), which are considered the key segment measures of profit or loss received by the CODM. The information and operating expense categories included in the Company’s Consolidated Statement of Operations are fully reflective of the significant expense categories and amounts that are regularly provided to the CODM.
3. Fair Value of Financial Instruments
The Company values financial instruments in accordance with ASC 820, using the techniques and approaches outlined in the Company's valuation guidelines, which are approved by the Board. During the fiscal years ended December 31, 2024 and December 31, 2023, there were no changes to the Company’s valuation techniques or approaches as described herein.
Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2024 and December 31, 2023.

(in thousands)	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash and cash equivalents
Money Market Fund(1)	$21,100	$21,100	$—	$—

Other assets and liabilities
Escrow and Other Investment Receivables	$152	$—	$—	$152
Accounts Payable and Accrued Liabilities	(1,012)	—	—	(1012)

Investments
Senior Secured Debt	$3,419,044	$—	$—	$3,419,044
Unsecured Debt	75,557	—	—	75,557
Preferred Stock	53,802	—	—	53,802
Common Stock(2)	74,855	30,262	—	44,593
Warrants	30,500	—	8,677	21,823
	$3,653,758	$30,262	$8,677	$3,614,819
Investment Funds & Vehicles measured at Net Asset Value(3)	6,220
Total Investments, at fair value	$3,659,978
Derivative Instruments(4)	538
Total Investments including cash and cash equivalents and derivative instruments	$3,681,616

(in thousands)	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash and cash equivalents
Money Market Fund(1)	$56,000	$56,000	$—	$—

Other assets
Escrow and Other Investment Receivables	$10,888	$—	$—	$10,888

Investments
Senior Secured Debt	$2,987,577	$—	$—	$2,987,577
Unsecured Debt	69,722	—	—	69,722
Preferred Stock	53,038	—	—	53,038
Common Stock(2)	99,132	57,342	—	41,790
Warrants	33,969	—	11,881	22,088
	$3,243,438	$57,342	$11,881	$3,174,215
Investment Funds & Vehicles measured at Net Asset Value(3)	4,608
Total Investments, at fair value	$3,248,046
Derivative Instruments(4)	(766)
Total Investments including cash and cash equivalents and derivative instruments	$3,303,280
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
(4)Derivative Instruments are carried at fair value and are a Level 2 security within the Company's fair value hierarchy.

The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the years ended December 31, 2024 and December 31, 2023.

(in thousands)	Balance as of January 1, 2024	Net Realized Gains (Losses)(1)	Net Change in Unrealized Appreciation (Depreciation)(2)	Purchases(5)	Sales	Repayments(6)	Gross Transfers into Level 3(3)*	Gross Transfers out of Level 3(3)*	Balance as of December 31, 2024
Investments
Senior Secured Debt	$2,987,577	$(52,120)	$(21,146)	$1,475,032	$—	$(965,924)	$—	$(4,375)	$3,419,044
Unsecured Debt	69,722	—	1,277	4,558	—	—	—	—	75,557
Preferred Stock	53,038	(711)	(5,709)	4,753	—	—	2,431	—	53,802
Common Stock	41,790	(1,453)	(1,506)	4,100	—	—	1,662	—	44,593
Warrants	22,088	(648)	(702)	3,914	(2,829)	—	—	—	21,823
Other Assets and Liabilities
Escrow and Other Investment Receivables	10,888	89	5,869	47	(18,511)	—	—	1,770	152
Accounts Payable and Accrued Liabilities	—	(10,938)	11,179	1,870	(1,353)	—	(1,770)	—	(1,012)
Total	$3,185,103	$(65,781)	$(10,738)	$1,494,274	$(22,693)	$(965,924)	$2,323	$(2,605)	$3,613,959

(in thousands)	Balance as of January 1, 2023	Net Realized Gains (Losses)(1)	Net Change in Unrealized Appreciation (Depreciation)(2)	Purchases(5)	Sales	Repayments(6)	Gross Transfers into Level 3(4)*	Gross Transfers out of Level 3(4)*	Balance as of December 31, 2023
Investments
Senior Secured Debt	$2,741,388	$(5,350)	$17,277	$1,264,689	$—	$(990,448)	$—	$(39,979)	$2,987,577
Unsecured Debt	54,056	—	4,268	11,398	—	—	—	—	69,722
Preferred Stock	41,488	(3,441)	(1,123)	2,851	—	—	13,263	—	53,038
Common Stock	25,059	—	11,325	6,000	(594)	—	—	—	41,790
Warrants	19,419	(4,295)	4,825	3,894	(1,755)	—	—	—	22,088
Other Assets
Escrow and Other Investment Receivables	875	65	(17,022)	537	(283)	—	26,716	—	10,888
Total	$2,882,285	$(13,021)	$19,550	$1,289,369	$(2,632)	$(990,448)	$39,979	$(39,979)	$3,185,103
* The Company recognizes transfers as of the transaction date.
(1)Included in net realized gains (losses) in the accompanying Consolidated Statements of Operations.
(2)Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)Transfers out of Level 3 during the year ended December 31, 2024 related to the conversion of the Company's Level 3 debt investments in Better Therapeutics, Inc. and Eigen Technologies Ltd. into common stock and preferred stock Level 3 investments in acquiring companies.
(4)Transfers within Level 3 during the year ended December 31, 2023 related to the conversion of Level 3 debt investments into Level 3 preferred stock investments and other assets.
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
The following table presents the net unrealized appreciation (depreciation) recorded for debt, preferred stock, common stock and warrant Level 3 investments relating to assets still held at the reporting date.

(in millions)	Year Ended December 31,
	2024	2023
Debt investments	$(44.2)	$11.5
Preferred stock	(5.9)	(4.6)
Common stock	(2.4)	11.3
Warrant investments	0.7	1.5
The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation guidelines, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level 3 Debt Investments	Fair Value as of December 31, 2024 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input(1)	Range	Weighted Average(2)
Pharmaceuticals	$947,065	Market Comparable Companies	Hypothetical Market Yield	8.42% - 16.19%	12.03%
			Premium/(Discount)	(2.50%) - 3.00%	0.13%
	55,344	Liquidation(3)	Probability weighting of alternative outcomes	20.00% - 80.00%	75.53%

Technology	1,365,943	Market Comparable Companies	Hypothetical Market Yield	10.21% - 20.58%	13.10%
			Premium/(Discount)	(0.75%) - 4.50%	0.20%
	26,869	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 70.00%	50.66%
	51,004	Liquidation(3)	Probability weighting of alternative outcomes	22.00% - 78.00%	66.34%

Sustainable and Renewable Technology	21,102	Market Comparable Companies	Hypothetical Market Yield	12.41% - 15.44%	15.25%
			Premium/(Discount)	0.25% - 3.50%	0.45%

Medical Devices	59,645	Market Comparable Companies	Hypothetical Market Yield	11.79% - 12.75%	12.24%
			Premium/(Discount)	0.00% - 0.50%	0.26%

Lower Middle Market	636,258	Market Comparable Companies	Hypothetical Market Yield	10.27% - 21.00%	14.12%
			Premium/(Discount)	(0.25%) - 5.00%	1.07%
Debt Investments for which Cost Approximates Fair Value
	242,833	Debt Investments originated within 6 months
	4,141	Imminent Payoffs(4)
	36,185	Debt Investments Maturing in Less than One Year
	48,212	Debt Investments in Wholly-Owned Subsidiaries
	$3,494,601	Total Level 3 Debt Investments
Accounts Payable and Accrued Liabilities	(1,012)	Liquidation(3)	Probability weighting of alternative outcomes	20.00% - 50.00%	38.44%
	$3,493,589	Total Level Three Debt Investments and Other Investment Receivables (Payables)
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

•Medical Devices, above, is comprised of debt investments in the “Medical Devices & Equipment” industry.
•Lower Middle Market, above, is comprised of debt investments in the “Healthcare Services – Other”, “Consumer & Business Services”, “Diversified Financial Services”, “Sustainable and Renewable Technology”, and “Software” industries.
(2)The weighted averages are calculated based on the fair market value of each investment.
(3)The significant unobservable input used in the fair value measurement of impaired debt securities and other investment receivables (payables) is the probability weighting of alternative outcomes.
(4)Imminent Payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level 3 Debt Investments	Fair Value as of December 31, 2023 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input(1)	Range	Weighted Average(2)
Pharmaceuticals	$971,775	Market Comparable Companies	Hypothetical Market Yield	10.91% - 21.43%	13.46%
			Premium/(Discount)	(1.00%) - 3.50%	0.04%
	8,455	Liquidation(3)	Probability weighting of alternative outcomes	10.00% - 50.00%	41.83%

Technology	1,181,823	Market Comparable Companies	Hypothetical Market Yield	11.30% - 20.74%	15.03%
			Premium/(Discount)	(1.00%) - 5.00%	0.47%
	23,244	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 50.00%	39.32%
	—	Liquidation(3)	Probability weighting of alternative outcomes	100.00% - 100.00%	100.00%

Sustainable and Renewable Technology	1,678	Market Comparable Companies	Hypothetical Market Yield	10.75% - 10.75%	10.75%
			Premium/(Discount)	0.75% - 0.75%	0.75%

Lower Middle Market	322,162	Market Comparable Companies	Hypothetical Market Yield	12.54% - 20.15%	14.13%
			Premium/(Discount)	(0.75%) - 2.25%	0.56%
Debt Investments for which Cost Approximates Fair Value
	431,512	Debt Investments originated within 6 months
	54,430	Imminent Payoffs(4)
	62,220	Debt Investments Maturing in Less than One Year
	$3,057,299	Total Level 3 Debt Investments
Other Investment Receivables	9,648	Liquidation(3)	Probability weighting of alternative outcomes	10.00% - 50.00%	41.83%
	$3,066,947	Total Level Three Debt Investments and Other Investment Receivables
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

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of December 31, 2024 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average (5)
Equity Investments	$45,420	Market Comparable Companies	Revenue Multiple(2)	0.4x - 16.8x	9.1x
			Tangible Book Value Multiple(2)	1.7x - 1.7x	1.7x
			Discount for Lack of Marketability(3)	17.64% - 92.80%	36.12%
	12,374	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(96.57%) - 24.76%	(17.57%)
	34,677	Discounted Cash Flow	Discount Rate(7)	12.17% - 33.34%	30.21%
	5,924	Other(6)
Warrant Investments	18,302	Market Comparable Companies	Revenue Multiple(2)	0.8x - 14.1x	4.5x
			Discount for Lack of Marketability(3)	14.72% - 34.35%	26.76%
	3,521	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(56.36%) - 24.76%	1.33%
Total Level 3 Equity and Warrant Investments	$120,218
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
(5)Weighted averages are calculated based on the fair market value of each investment.
(6)The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.
(7)The discount rate used is based on current portfolio yield adjusted for uncertainty of actual performance and timing in capital deployments.

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of December 31, 2023 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (5)
Equity Investments	$52,094	Market Comparable Companies	EBITDA Multiple(2)	12.3x - 12.3x	12.3x
			Revenue Multiple(2)	0.3x - 20.1x	7.2x
			Tangible Book Value Multiple(2)	1.8x - 1.8x	1.8x
			Discount for Lack of Marketability(3)	7.11% - 92.72%	31.57%
	11,096	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(86.14%) - 32.69%	7.47%
	28,713	Discounted Cash Flow	Discount Rate(7)	19.88% - 31.97%	30.51%
	2,925	Other(6)
Warrant Investments	19,014	Market Comparable Companies	EBITDA Multiple(2)	12.3x - 12.3x	12.3x
			Revenue Multiple(2)	0.9x - 10.2x	4.2x
			Discount for Lack of Marketability(3)	6.21% - 33.12%	21.70%
	3,074	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(70.67%) - 34.86%	13.17%
	—	Other(6)
Total Level 3 Equity and Warrant Investments	$116,916
(1)The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity securities are revenue and/or earnings multiples (e.g. EBITDA, EBT, ARR), market equity adjustment factors, and discounts for lack of marketability. Significant increases/

(decreases) in the inputs in isolation would result in a significantly higher/(lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date. The significant unobservable input used in the fair value measurement of impaired equity securities is the probability weighting of alternative outcomes.
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
As of December 31, 2024 and December 31, 2023, the 2033 Notes (as defined in "Note 5 - Debt") were trading on the New York Stock Exchange ("NYSE") at $25.17 and $25.25 per unit at par value. The par value at underwriting for the 2033 Notes was $25.00 per unit. Based on market quotations on or around December 31, 2024 and December 31, 2023, the 2031 Asset-Backed Notes (as defined in “Note 5 - Debt”) were quoted for 0.963 and 0.950. The fair values of the SBA debentures, February 2025 Notes, June 2025 Notes, June 2025 3-Year Notes, March 2026 A Notes, March 2026 B Notes, September 2026, and January 2027 Notes (as defined in “Note 5 - Debt”) are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms. The fair values of the outstanding debt under the MUFG Bank Facility and the SMBC Facility (each as defined in “Note 5 - Debt”) are equal to their outstanding principal balances as of December 31, 2024 and December 31, 2023.
The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of December 31, 2024 and December 31, 2023:

(in thousands)	December 31, 2024
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
SBA Debentures	$271,371	$260,436	$—	$—	$260,436
February 2025 Notes	49,981	50,698	—	—	50,698
June 2025 Notes	69,919	69,308	—	—	69,308
June 2025 3-Year Notes	49,926	49,713	—	—	49,713
March 2026 A Notes	49,889	49,052	—	—	49,052
March 2026 B Notes	49,880	49,087	—	—	49,087
September 2026 Notes	323,321	302,244	—	—	302,244
January 2027 Notes	347,265	327,928	—	—	327,928
2031 Asset-Backed Notes	118,769	115,031	—	115,031	—
2033 Notes	39,043	40,272	—	40,272	—
MUFG Bank Facility	116,000	116,000	—	—	116,000
SMBC Facility	283,591	283,591	—	—	283,591
Total	$1,768,955	$1,713,360	$—	$155,303	$1,558,057

(in thousands)	December 31, 2023
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
SBA Debentures	$170,323	$142,011	$—	$—	$142,011
July 2024 Notes	104,828	105,755	—	—	105,755
February 2025 Notes	49,866	49,144	—	—	49,144
June 2025 Notes	69,757	67,198	—	—	67,198
June 2025 3-Year Notes	49,771	48,983	—	—	48,983
March 2026 A Notes	49,795	47,702	—	—	47,702
March 2026 B Notes	49,776	47,759	—	—	47,759
September 2026 Notes	322,339	288,711	—	—	288,711
January 2027 Notes	345,935	315,832	—	—	315,832
2031 Asset-Backed Notes	148,544	142,500	—	142,500	—
2033 Notes	38,935	40,400	—	40,400	—
MUFG Bank Facility	61,000	61,000	—	—	61,000
SMBC Facility	94,000	94,000	—	—	94,000
Total	$1,554,869	$1,450,995	$—	$182,900	$1,268,095
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
The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2024, 2023, and 2022.

(in thousands)			For the Year Ended December 31, 2024
Portfolio Company(1)	Type	Fair Value as of December 31, 2024	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$69	$—	$—	$(193)	$—
Gibraltar Acquisition LLC(3)	Control	59,263	5,301	146	(4,983)	—
Hercules Adviser LLC(4)	Control	42,190	7,410	—	1,477	—
Tectura Corporation	Control	11,657	692	—	140	—
Total Control Investments		$113,179	$13,403	$146	$(3,559)	$—

(in thousands)			For the Year Ended December 31, 2023
Portfolio Company(1)	Type	Fair Value as of December 31, 2023	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$262	$—	$—	$(57)	$—
Gibraltar Acquisition LLC(3)	Control	62,512	3,344	95	9,656	—
Hercules Adviser LLC(4)	Control	40,713	608	—	9,560	—
Tectura Corporation	Control	11,517	690	—	3,475	—
Total Control Investments		$115,004	$4,642	$95	$22,634	$—

(in thousands)			For the Year Ended December 31, 2022
Portfolio Company(1)	Type	Fair Value as of December 31, 2022	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$319	$—	$—	$(246)	$—
Gibraltar Business Capital, LLC	Control	36,944	3,385	68	(6,968)	—
Hercules Adviser LLC	Control	31,153	546	—	7,163	—
Tectura Corporation	Control	8,042	690	—	(227)	—
Total Control Investments		$76,458	$4,621	$68	$(278)	$—

Affiliate Investments
Black Crow AI, Inc.(2)	Affiliate	$—	$—	$—	$(120)	$3,772
Pineapple Energy LLC(2)	Affiliate	—	1,204	—	4,209	(2,014)
Total Affiliate Investments		$—	$1,204	$—	$4,089	$1,758
Total Control & Affiliate Investments		$76,458	$5,825	$68	$3,811	$1,758
(1)In accordance with Rules 3-09, 4-08(g), and Rule 10-01(b)(1) of Regulation S-X, (“Rule 3-09”, “Rule 4-08(g)”, and “Rule 10-01(b)(1)”, respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of December 31, 2024, December 31, 2023, and December 31, 2022 there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.
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
Portfolio Composition
The following table shows the fair value of the Company’s portfolio of investments by asset class as of December 31, 2024 and December 31, 2023:

(in thousands)	December 31, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$3,419,044	93.4%	$2,987,577	92.0%
Unsecured Debt	75,557	2.1%	69,722	2.2%
Preferred Stock	53,802	1.5%	53,038	1.6%
Common Stock	74,855	2.0%	99,132	3.1%
Warrants	30,500	0.8%	33,969	1.0%
Investment Funds & Vehicles	6,220	0.2%	4,608	0.1%
Total	$3,659,978	100.0%	$3,248,046	100.0%
A summary of the Company’s investment portfolio, at value, by geographic location as of December 31, 2024 and December 31, 2023 is shown as follows:

(in thousands)	December 31, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$3,288,737	89.9%	$2,861,615	88.1%
United Kingdom	142,183	3.9%	222,136	6.9%
Israel	88,066	2.4%	52,868	1.6%
Netherlands	59,157	1.6%	89,995	2.8%
Germany	49,255	1.3%	1,144	0.0%
Canada	16,251	0.4%	15,730	0.5%
Denmark	9,284	0.3%	4,173	0.1%
Ireland	4,649	0.1%	—	0.0%
Singapore	1,996	0.1%	—	0.0%
Other	400	0.0%	385	0.0%
Total	$3,659,978	100.0%	$3,248,046	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector as of December 31, 2024 and December 31, 2023:

(in thousands)	December 31, 2024		December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Software	$1,081,100	29.5%	$764,985	23.6%
Drug Discovery & Development	1,080,390	29.5%	1,257,699	38.7%
Healthcare Services, Other	610,184	16.7%	300,079	9.3%
Consumer & Business Services	372,641	10.2%	525,973	16.2%
Electronics & Computer Hardware	162,888	4.5%	20,324	0.6%
Diversified Financial Services	113,491	3.1%	114,722	3.5%
Medical Devices & Equipment	74,962	2.0%	22,096	0.7%
Space Technologies	45,700	1.2%	—	0.0%
Biotechnology Tools	35,434	1.0%	48,381	1.5%
Communications & Networking	27,700	0.8%	29,400	0.9%
Sustainable and Renewable Technology	27,696	0.8%	9,581	0.3%
Information Services	24,356	0.7%	126,605	3.9%
Consumer & Business Products	1,497	0.0%	2,589	0.1%
Manufacturing Technology	1,162	0.0%	11,006	0.3%
Semiconductors	704	0.0%	1,205	0.0%
Media/Content/Info	63	0.0%	12,704	0.4%
Drug Delivery	10	0.0%	21	0.0%
Surgical Devices	—	0.0%	676	0.0%
Total	$3,659,978	100.0%	$3,248,046	100.0%
No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of December 31, 2024 or December 31, 2023.
Concentrations of Credit Risk
The Company’s customers are primarily privately held companies and public companies which are active in the “Software", "Drug Discovery & Development”, “Healthcare Services, Other”, and “Consumer & Business Services” sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.
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
As of December 31, 2024 and December 31, 2023, the Company’s ten largest portfolio companies represented approximately 31.6% and 29.7% of the total fair value of the Company’s investments in portfolio companies, respectively. As of December 31, 2024 and December 31, 2023, the Company had six and five portfolio companies, respectively, that represented 5% or more of the Company’s net assets. As of December 31, 2024, the Company had three equity investments representing approximately 49.7% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. As of December 31, 2023, the Company had five equity investments which represented approximately 56.5% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of such investments.
Investment Collateral
In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. The Company's investments were collateralized as follows as of December 31, 2024 and December 31, 2023:

	Percentage of debt investments (at fair value), as of
	December 31, 2024	December 31, 2023
Senior Secured First Lien
All assets including intellectual property	67.1%	52.3%
All assets with negative pledge on intellectual property	14.2%	24.0%
“Last-out” with security interest in all of the assets	9.7%	12.5%
Total senior secured first lien position	91.0%	88.8%
Second lien	6.8%	8.9%
Unsecured	2.2%	2.3%
Total debt investments at fair value	100.0%	100.0%
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The following is a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of December 31, 2024 and December 31, 2023:

(in thousands)		Fair Value
Derivative Instrument	Statement Location	December 31, 2024	December 31, 2023
Foreign currency forward contract	Other assets	$538	$—
Foreign currency forward contract	Accounts payable and accrued liabilities	—	766
	Total	$538	$766
Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the years ended December 31, 2024 and December 31, 2023 are in the following locations in the Consolidated Statements of Operations:

(in thousands)		Year Ended December 31,
Derivative Instrument	Statement Location	2024	2023
Foreign currency forward contract	Net realized gain (loss) - Non-control / Non-affiliate investments	$(849)	$—
Foreign currency forward contract	Net change in unrealized appreciation (depreciation) - Non-control / Non-affiliate investments	1,305	(766)
	Total	$456	$(766)
Investment Income
The Company’s investment portfolio generates interest, fee, and dividend income. The composition of the Company’s interest income and fee income is as follows:

(in thousands)	Year Ended December 31,
	2024	2023	2022
Contractual interest income	$355,470	$351,883	$249,375
Exit fee interest income	44,448	45,747	32,063
PIK interest income	51,270	24,670	20,455
Dividend income	7,900	1,400	—
Other investment income(1)	8,107	10,725	5,365
Total interest and dividend income	$467,195	$434,425	$307,258

Recurring fee income	$9,507	$8,835	$7,834
Fee income - expired commitments	2,442	1,695	1,502
Accelerated fee income - early repayments	14,447	15,713	5,094
Total fee income	$26,396	$26,243	$14,430
(1)Other investment income includes OID interest income and interest recorded on other assets.

As of December 31, 2024 and 2023, unamortized capitalized fee income was recorded as follows:

(in millions)	As of December 31,
	2024	2023
Offset against debt investment cost	$36.9	$32.9
Deferred obligation contingent on funding or other milestone	9.1	9.4
Total Unamortized Fee Income	$46.0	$42.3
As of December 31, 2024 and 2023, loan exit fees receivable were recorded as follows:

(in millions)	As of December 31,
	2024	2023
Included within debt investment cost	$39.2	$35.9
Deferred receivable related to expired commitments	3.0	4.3
Total Exit Fees Receivable	$42.2	$40.2
5. Debt
As of December 31, 2024 and December 31, 2023, the Company had the following available and outstanding debt:

(in thousands)	December 31, 2024			December 31, 2023
	Total Available	Principal Outstanding	Carrying Value(1)	Total Available	Principal Outstanding	Carrying Value(1)
SBA Debentures(2)(4)	$350,000	$279,000	$271,371	$175,000	$175,000	$170,323
July 2024 Notes	—	—	—	105,000	105,000	104,828
February 2025 Notes	50,000	50,000	49,981	50,000	50,000	49,866
June 2025 Notes	70,000	70,000	69,919	70,000	70,000	69,757
June 2025 3-Year Notes	50,000	50,000	49,926	50,000	50,000	49,771
March 2026 A Notes	50,000	50,000	49,889	50,000	50,000	49,795
March 2026 B Notes	50,000	50,000	49,880	50,000	50,000	49,776
September 2026 Notes	325,000	325,000	323,321	325,000	325,000	322,339
January 2027 Notes	350,000	350,000	347,265	350,000	350,000	345,935
2031 Asset-Backed Notes	119,475	119,475	118,769	150,000	150,000	148,544
2033 Notes	40,000	40,000	39,043	40,000	40,000	38,935
MUFG Bank Facility(2)	400,000	116,000	116,000	400,000	61,000	61,000
SMBC Facility(2)(3)(5)	475,000	283,790	283,591	400,000	94,000	94,000
Total	$2,329,475	$1,783,265	$1,768,955	$2,215,000	$1,570,000	$1,554,869
(1)Except for the SMBC Facility and MUFG Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the debt as of the balance sheet date.
(2)Availability subject to the Company meeting the borrowing base requirements.
(3)“Total Available” includes $175.0 million of available commitment through the letter of credit facility as of December 31, 2024 and December 31, 2023.
(4)As of December 31, 2024, the total available debt under the SBA Debentures was $350.0 million, of which $175.0 million was available to HC IV and $175.0 million was available to SBIC V. As of December 31, 2023, the total available debt under the SBA debentures was $175.0 million, all of which was available to HC IV.
(5)In November 2024, the Company amended its SMBC Facility and converted a portion of the existing revolver facility into a term loan facility in connection therewith. As of December 31, 2024, the term loan portion of the SMBC Facility for total available, outstanding principal, and carrying value was $25.0 million, $25.0 million, and $24.8 million respectively.

Debt issuance costs, net of accumulated amortization, were as follows as of December 31, 2024 and December 31, 2023:

(in thousands)	December 31, 2024	December 31, 2023
SBA Debentures	$7,629	$4,677
July 2024 Notes	—	172
February 2025 Notes	19	134
June 2025 Notes	81	243
June 2025 3-Year Notes	74	229
March 2026 A Notes	111	205
March 2026 B Notes	120	224
September 2026 Notes	1,679	2,661
January 2027 Notes	2,735	4,065
2031 Asset-Backed Notes	706	1,456
2033 Notes	957	1,065
MUFG Bank Facility(1)	1,770	3,540
SMBC Facility(1)(2)	2,693	1,775
Total	$18,574	$20,446
(1)The MUFG Bank Facility and SMBC Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.
(2)As part of the November 2024 amendment of the SMBC Facility, the existing revolver facility was split into a revolver facility and a term loan facility. The debt issuance costs, net of accumulated amortization of the revolver facility is $2.5 million and the term loan is $0.2 million.
For the year ended December 31, 2024, the components of interest expense, related fees, losses on debt extinguishment and cash paid for interest expense for debt were as follows:

(in thousands)	Year ended December 31, 2024
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$4,993	$621	$—	$5,614	$4,575
July 2024 Notes	2,706	172	—	2,878	5,008
February 2025 Notes	2,140	115	—	2,255	2,140
June 2025 Notes	3,017	162	—	3,179	3,016
June 2025 3-Year Notes	3,000	155	—	3,155	3,000
March 2026 A Notes	2,250	95	—	2,345	2,250
March 2026 B Notes	2,275	103	—	2,378	2,276
September 2026 Notes	8,697	815	—	9,512	8,531
January 2027 Notes	12,316	828	—	13,144	11,812
2031 Asset-Backed Notes(2)	7,464	394	—	7,858	7,321
2033 Notes	2,500	108	—	2,608	2,500
MUFG Bank Facility	11,931	1,770	1,949	15,650	11,866
SMBC Facility	13,862	735	785	15,382	13,555
Total	$77,151	$6,073	$2,734	$85,958	$77,850
(1)Interest expense includes amortization of original issue discounts for the year ended December 31, 2024, of $166 thousand, $503 thousand, and $185 thousand related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.
(2)During the year ended December 31, 2024, we have recognized $171 thousand of loss on debt extinguishment for 2031 Asset-Backed Notes.

For the year ended December 31, 2023, the components of interest expense, related fees, and cash paid for interest expense for debt were as follows:

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
(1)Interest expense includes amortization of original issue discounts for the year ended December 31, 2023, of $166 thousand, $503 thousand, $188 thousand related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.
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
(1)Interest expense includes amortization of original issue discounts for the year ended December 31, 2022, of $23 thousand, $112 thousand, $166 thousand, $475 thousand, and $98 thousand for the 2022 Notes, 2022 Convertible Notes, September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.
(2)The June 2022 amendment of the MUFG Bank Facility replaced Union Bank Facility via an amendment as the lead lender.
(3)The Company fully redeemed the 2022 Notes on February 22, 2022 and fully repaid the 2022 Convertible Notes on February 1, 2022.

The overall weighted average interest cost, cost of debt and debt outstanding for the Company for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Weighted average interest cost	4.5%	4.2%
Weighted average cost of debt(1)	5.0%	4.8%
Weighted average debt outstanding	1,709,469	1,607,278
(1)Cost of debt includes interest and fees.
As of December 31, 2024, December 31, 2023, and December 31, 2022, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company’s debt.
SBA Debentures
The Company held the following SBA debentures outstanding principal balances as of December 31, 2024 and December 31, 2023:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	December 31, 2024	December 31, 2023
March 26, 2021	September 1, 2031	1.58%	$37,500	$37,500
June 25, 2021	September 1, 2031	1.58%	16,200	16,200
July 28, 2021	September 1, 2031	1.58%	5,400	5,400
August 20, 2021	September 1, 2031	1.58%	5,400	5,400
October 21, 2021	March 1, 2032	3.21%	14,000	14,000
November 1, 2021	March 1, 2032	3.21%	21,000	21,000
November 15, 2021	March 1, 2032	3.21%	5,200	5,200
November 30, 2021	March 1, 2032	3.21%	20,800	20,800
December 20, 2021	March 1, 2032	3.21%	10,000	10,000
December 23, 2021	March 1, 2032	3.21%	10,000	10,000
December 28, 2021	March 1, 2032	3.21%	5,000	5,000
January 14, 2022	March 1, 2032	3.21%	4,500	4,500
January 21, 2022	March 1, 2032	3.21%	20,000	20,000
November 8, 2024(2)	March 1, 2035	5.16%	30,000	—
December 6, 2024(2)	March 1, 2035	5.12%	33,600	—
December 12, 2024(2)	March 1, 2035	5.05%	8,400	—
December 20, 2024(2)	March 1, 2035	5.01%	32,000	—
Total SBA Debentures			$279,000	$175,000
(1)Interest rates are determined initially at issuance and reset to a fixed rate at the debentures pooling date. The rates are inclusive of annual SBA charges.
(2)As of December 31, 2024, $104.0 million of drawn SBA Debentures are scheduled to be pooled on March 26, 2025. The interest rate disclosed is the current effective interim interest rate.
SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments. The SBA as part of its oversight periodically examines and audits to determine SBICs' compliance with SBA regulations.
HC IV and SBIC V each received their licenses to operate as an SBIC on October 27, 2020 and July 9, 2024, respectively, and each license has a 10 year term. Each license provides the Company access to up to $175.0 million of capital through the SBA debenture program, subject to maintaining certain capital commitments. HC IV has issued the entire $175.0 million in SBIC guaranteed debentures and SBIC V has issued $104.0 million of its SBA guaranteed debentures. SBA debentures bear fixed interest based on the treasury rate plus a spread applicable for the period the debentures are drawn. As of the latest debenture pooling date in December 2024, SBA debentures were issued with an interest rate of approximately 5.01%. The actual rates may vary depending on the timing of drawdown and pooling period.

The Company's SBICs were in compliance with all SBIC terms, including those pertaining to the SBA debentures, as of December 31, 2024 and December 31, 2023. The following table summarizes information related to our SBICs as of December 31, 2024 and December 31, 2023.

	December 31, 2024		December 31, 2023
Description	HC IV	SBIC V	HC IV	SBIC V
Number of investments held	33	11	25	—
Fair value of investments (in millions)	$377.7	$155.6	$331.5	$—
Percentage of fair value of investments based on the Company's total investment portfolio	10.3%	4.3%	10.2%	0.0%
Tangible assets (in millions)	$382.9	$157.8	$341.8	$—
Percentage of tangible assets based on the Company's total assets	10.0%	4.1%	10.0%	0.0%
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
February 2025 Notes
On February 5, 2020, the Company issued $50.0 million in aggregate principal amount of 4.28% interest-bearing unsecured notes due February 5, 2025 (the “February 2025 Notes”), unless repurchased in accordance with their terms, to qualified institutional investors in a private placement notes offering. Interest on the February 2025 Notes is due semiannually. The February 2025 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. See "Note 14 - Subsequent Events" for more information.
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

September 2026 Notes
On September 16, 2021, the Company issued $325.0 million in aggregate principal amount of 2.625% interest-bearing unsecured notes due September 16, 2026 (the “September 2026 Notes”), unless repurchased in accordance with the terms of the Seventh Supplemental Indenture, dated September 16, 2021. Interest on the September 2026 Notes is payable semiannually in arrears on March 16 and September 16 of each year. The September 2026 Notes are general unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
January 2027 Notes
On January 20, 2022, the Company issued $350.0 million in aggregate principal amount of 3.375% interest-bearing unsecured notes due January 20, 2027 (the “January 2027 Notes”), unless repurchased in accordance with the terms of the Eight Supplemental Indenture, dated January 20, 2022. Interest on the January 2027 Notes is payable semiannually in arrears on January 20 and July 20 of each year. The January 2027 Notes are general unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company may redeem some or all of the January 2027 Notes at any time, or from time to time, at the redemption price set forth under the terms of the January 2027 Notes Indenture.
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
Under the terms of the 2031 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2031 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2031 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of December 31, 2024 and 2023, there was approximately $3.3 million and $17.1 million, respectively, of funds segregated as restricted cash related to the 2031 Asset-Backed Notes. The reinvestment period for 2031 Asset-Backed Notes ended on July 20, 2024, and as a result all principal payments received from portfolio companies will no longer be eligible for reinvestment and will be utilized to pay down the outstanding principal amount. During the year ended December 31, 2024, the Company repaid $30.5 million of principal and accelerated recognition of $0.2 million of debt issuance costs associated with extinguishment of the debt. This is disclosed as “Loss on extinguishment of debt” in the Consolidated Statements of Operations.
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

Credit Facilities
As of December 31, 2024 and December 31, 2023, the Company has two available credit facilities, the MUFG Bank Facility and the SMBC Facility (together, the “Credit Facilities”). For the year ended December 31, 2024 and 2023, the weighted average interest rate was 7.63% and 7.41%, respectively, and the average debt outstanding under the Credit Facilities was $338.0 million and $192.3 million, respectively.

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
SMBC Facility
On November 26, 2024, the Company entered into a fifth amendment (the "Fifth Amendment") to its revolving credit agreement, which amends the revolving credit agreement, dated as of November 9, 2021, with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”), as administrative agent, and the lenders and issuing banks to the SMBC Facility. As of December 31, 2024, the SMBC Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies of up to $300.0 million, from which the Company may access subject to certain conditions. The SMBC Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $500.0 million, funded by existing or additional lenders and with the agreement of SMBC Bank and subject to other customary conditions. Availability under the revolving SMBC Facility will terminate on November 24, 2028, and the outstanding loans under the SMBC Facility will mature on November 26, 2029. Borrowings under the SMBC Facility are subject to compliance with a borrowing base and an aggregate portfolio balance. The Company’s obligations under the SMBC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and the subsidiary guarantors thereunder.
Interest under the revolving portion of the SMBC Facility is determined by the nature and denomination of the borrowing. Interest rates are determined by the appropriate benchmark rate (SOFR, EURIBOR, Prime, CORRA, or TIBOR) as applicable for the type of borrowing plus an applicable margin adjustment which can range from 1.0% to 2.0% per annum subject to certain conditions. In addition to interest, the SMBC Facility is subject to a non-usage fee of 0.375% per annum (based on the immediately preceding period’s average usage) on the unused portion of the commitment under the SMBC Facility during the revolving period. The Company is required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the SMBC Facility.
In connection with the Fifth Amendment, $25.0 million of the total available commitment under the revolver facility was converted into a term loan (the “SMBC Term Loan”). The SMBC Term loan is a SOFR based interest-bearing plus 2.0% spread loan and will mature on November 26, 2029, unless repurchased in accordance with the terms of the SMBC Facility. Interest on the SMBC Term Loan is payable monthly, quarterly, or semiannually based on the SOFR tenor. The SMBC Term Loan is general unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company may redeem some of all of SMBC Facility at any time, or from time to time, at the redemption price set forth under the terms of SMBC Facility Indenture.
Additionally in January 2023, the Company entered into a Letter of Credit Facility Agreement (the “SMBC LC Facility”) with Sumitomo Mitsui Banking Corporation that provides for a letter of credit facility with a final maturity date ending on January 13, 2026 and a commitment amount of $175.0 million as amended. Further, the SMBC LC Facility includes an accordion provision to increase the commitment up to $400.0 million, subject to certain conditions. The Company’s obligations under the SMBC LC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and is primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and any subsidiary guarantors thereunder. See “Note 14 - Subsequent Events" for more information.
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
During the years ended December 31, 2024, 2023 and 2022, the Company reclassified accumulated net realized gains (losses) to additional paid-in capital for book purposes primarily related to net realized gains from portfolio companies which are held in taxable subsidiaries and are not consolidated with the Company for income tax purposes, as follows:

(in millions)	Year Ended December 31,
	2024	2023	2022
Reclassified accumulated net realized gains (losses)	$(1.3)	$0.8	$3.0
During the years ended December 31, 2024, 2023 and 2022, the Company reclassified amounts from undistributed ordinary income or accumulated realized gains (losses) to additional paid-in capital for book purposes, as follows:

(in thousands)	Year Ended December 31,
	2024	2023	2022
Undistributed net investment income (distributions in excess of investment income)	$(25,064)	$(18,396)	$(8,784)
Accumulated realized gains (losses)	23,249	39,317	(834)
Additional paid-in capital	$1,815	$(20,921)	$9,618
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital, or a combination thereof. The tax character of distributions paid are as follows for each of the years ended:

(in millions)	Year Ended December 31,
	2024	2023	2022
Ordinary income	$286.1	$275.5	$203.7
Long-term capital gains	23.4	—	43.1
As of December 31, 2024, 2023 and 2022, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the treatment of loan related yield enhancements.

(in thousands)	Year Ended December 31,
	2024	2023	2022
Accumulated capital gains	$11,137	$(8,190)	$(3,102)
Other temporary differences	(25,107)	(18,609)	(20,100)
Undistributed ordinary income	152,436	133,783	127,703
Unrealized appreciation (depreciation)	(49,546)	33,029	(44,592)
Components of distributable earnings	$88,920	$140,013	$59,909
Taxable income and taxable net realized gains (losses) for the year ended December 31, 2024, 2023 and 2022 appears as follows:

(in millions, except per share data)	Year Ended December 31,
	2024	2023	2022
Taxable Income	$305.00	$283.00	$181.10
Taxable Income, Per Share	$1.89	$1.96	$1.45
Taxable Net Realized Gains (Losses)	$34.5	$(8.2)	$(1.7)
Taxable Net Realized Gains, Per Share	$0.21	$(0.06)	$(0.01)
Weighted average shares outstanding	161.1	144.1	125.2
The aggregate gross unrealized appreciation and depreciation of the Company's investment over cost for U.S. federal income tax purposes appears as follows:

(in millions)	Year Ended December 31,
	2024	2023	2022
Aggregate Gross Unrealized Appreciation	$108.4	$118.3	$72.2
Aggregate Gross Unrealized Depreciation	156.5	115.9	112.0
Net Unrealized Appreciation (Depreciation) over cost for U.S. federal income tax purposes	(48.1)	2.4	(39.8)
Aggregate cost of securities for U.S. federal income tax purposes (in billions)	3.7	3.2	3.0
For the year ended December 31, 2024, the Company paid approximately $5.3 million of income tax, including excise tax, and had $6.7 million of accrued, but unpaid tax expense as of December 31, 2024. For the year ended December 31, 2023, the Company paid approximately $5.3 million of income tax, including excise tax, and had $6.0 million of accrued, but unpaid tax expense as of December 31, 2023.
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
In accordance with ASC 740, the Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2020 – 2023 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2019 – 2023 state tax years for the Company remain subject to examination by the state taxing authorities.
7. Stockholders’ Equity and Distributions
The Company has issued and outstanding 170,575 thousand and 157,758 thousand shares of common stock as of December 31, 2024 and December 31, 2023, respectively. The Company currently sell shares through its equity distribution agreements (the "2024 Equity Distribution Agreements") with Citizens JMP Securities LLC and Jefferies LLC (the "Sales Agents") entered into on December 12, 2024. The 2024 Equity Distribution Agreements provide that the Company may offer and sell up to 30.0 million shares of its common stock from time to time through the Sales Agents. Sales of the Company's common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. The 2024 Equity Distribution Agreements replaced the ATM equity distribution agreements between the Company and the Sales Agents executed on May 5, 2023.

The Company issued and sold the following shares of common stock during the years ended December 31, 2024, 2023, and 2022:

(in millions, except per share data)
Year Ending December 31,	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Price/Share
2024	11.7	$220.9	$2.6	$218.3	$18.62
2023(1)	22.7	$344.3	$6.1	$338.2	$14.88
2022	14.6	$232.1	$2.4	$229.7	$15.77
(1)Included in the activity, is 6.5 million shares of common stock sold through an upsized public offering on August 7, 2023 pursuant to an underwriting agreement with Morgan Stanley & Co. LLC, UBS Securities, and Wells Fargo Securities, LLC as joint book-running managers.
The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of December 31, 2024, approximately 30.0 million shares remain available for issuance and sale under the 2024 Equity Distribution Agreements.
The Company currently pays quarterly distributions to its stockholders. The following table summarizes the Company’s distributions declared during the years ended December 31, 2024, 2023 and 2022:

(in thousands, except per share data)
Distribution Type	Declared Date	Record Date	Payment Date	Per Share Amount	Total Amount
Base	February 16, 2022	March 9, 2022	March 16, 2022	$0.33	$39,794
Supplemental	February 16, 2022	March 9, 2022	March 16, 2022	0.15	18,088
Base	April 27, 2022	May 17, 2022	May 24, 2022	0.33	41,245
Supplemental	April 27, 2022	May 17, 2022	May 24, 2022	0.15	18,748
Base	July 20, 2022	August 9, 2022	August 16, 2022	0.35	44,765
Supplemental	July 20, 2022	August 9, 2022	August 16, 2022	0.15	19,185
Base	October 13, 2022	November 10, 2022	November 17, 2022	0.36	47,472
Supplemental	October 13, 2022	November 10, 2022	November 17, 2022	0.15	19,780
Total distributions declared during the year ended December 31, 2022				$1.97	$249,077
Base	February 9, 2023	March 2, 2023	March 9, 2023	$0.39	$53,749
Supplemental	February 9, 2023	March 2, 2023	March 9, 2023	0.08	11,025
Base	April 27, 2023	May 16, 2023	May 23, 2023	0.39	55,910
Supplemental	April 27, 2023	May 16, 2023	May 23, 2023	0.08	11,469
Base	July 28, 2023	August 18, 2023	August 25, 2023	0.40	60,445
Supplemental	July 28, 2023	August 18, 2023	August 25, 2023	0.08	12,089
Base	October 26, 2023	November 15, 2023	November 22, 2023	0.40	61,345
Supplemental	October 26, 2023	November 15, 2023	November 22, 2023	0.08	12,269
Total distributions declared during the year ended December 31, 2023				$1.90	$278,301
Base	February 8, 2024	February 28, 2024	March 6, 2024	$0.40	$63,359
Supplemental	February 8, 2024	February 28, 2024	March 6, 2024	0.08	12,672
Base	April 25, 2024	May 14, 2024	May 21, 2024	0.40	64,912
Supplemental	April 25, 2024	May 14, 2024	May 21, 2024	0.08	12,982
Base	July 25, 2024	August 13, 2024	August 20, 2024	0.40	64,953
Supplemental	July 25, 2024	August 13, 2024	August 20, 2024	0.08	12,990
Base	October 24, 2024	November 13, 2024	November 20, 2024	0.40	66,980
Supplemental	October 24, 2024	November 13, 2024	November 20, 2024	0.08	13,396
Total distributions declared during the year ended December 31, 2024				$1.92	$312,244
In 2024, for income tax purposes, the distributions paid of $1.92 per share were comprised of $1.81 per share of ordinary income and $0.11 per share of long-term capital gains. As of December 31, 2024, the Company estimates that it has generated undistributed taxable earnings “spillover” of $0.96 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements.
The Company has a distribution reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend record date. During the years ended December 31, 2024, 2023, and 2022, the Company issued 471,949, 303,960, and 259,466 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan.

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
The Company has granted equity-based awards that have service and performance conditions. Certain of the Company’s equity-based awards are classified as liability awards in accordance with ASC Topic 718, Compensation – Stock Compensation. All of the Company’s equity-based awards require future service and are expensed over the relevant service period. The Company does not estimate forfeitures, and reverses all unvested costs associated with equity-awards in the period they are forfeited. For the years ended December 31, 2024, 2023, and 2022, the Company recognized $12.8 million, $13.2 million, and $13.4 million of stock-based compensation expense in the Consolidated Statements of Operations, respectively. As of December 31, 2024 and 2023, approximately $18.6 million and $21.7 million of total unrecognized compensation costs expected to be recognized over the next 2.7 and 3.5 years, respectively.
Service-Vesting Awards
The Company grants equity-based awards which have service conditions, which generally begin to vest one-third after one year after the date of grant and ratably over the succeeding two years in accordance with the individual award terms. Certain awards have service conditions of longer duration and may begin to vest up to seven years after the date of grant. These equity-based awards which vest upon achievement of service conditions are collectively referred to as the “Service Vesting Awards”. The grant date fair value of Service Vesting Awards granted during the years ended December 31, 2024, 2023, and 2022, were approximately $16.8 million, $22.2 million and $11.1 million, respectively.
The Company has granted restricted stock equity awards in the form of restricted stock awards and restricted stock units. The Company determines the grant date fair values of restricted stock equity awards using the grant date stock close price. The activities for the Company's unvested restricted stock equity awards for each of the three years ended December 31, 2024, 2023, and 2022 are summarized below:

	Year ended, December 31,
	2024		2023		2022
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested Shares Beginning of Period	1,880,409	$14.52	958,985	$16.35	1,037,848	$14.51
Granted	1,055,861	$15.77	1,565,571	$14.07	632,831	$17.24
Vested(1)	(813,183)	$14.54	(632,575)	$16.15	(686,030)	$14.40
Forfeited	(62,655)	$12.96	(11,572)	$15.42	(25,664)	$16.00
Unvested Shares End of Period	2,060,432	$12.24	1,880,409	$14.52	958,985	$16.35
(1)With respect to certain restricted stock equity awards granted prior to January 1, 2019, receipt of the shares of the Company’s common stock underlying vested restricted stock equity awards were deferred for four years from grant date unless certain conditions are met. Accordingly, such vested restricted stock equity awards were not issued as common stock upon vesting until the completion of the deferral period.

In addition to the restricted stock equity-based awards, the Company has also issued stock options to certain employees. The fair value of options granted during the years ended December 31, 2024, 2023, and 2022, was approximately $159,000, $148,000 and $166,000, respectively. During the years ended December 31, 2024, 2023, and 2022, approximately $133,000, $105,000, and $76,000 of share-based cost due to stock option grants was expensed, respectively.
Performance-Vesting Awards
The Company has granted equity-based awards, which have market and performance conditions in addition to a service condition (“Performance Awards”). The value of these awards may increase dependent on increases to the Company’s total stockholder return (“TSR”). As of December 31, 2024, 2023, or 2022, there were no unvested Performance Awards.
During the year ended December 31, 2024 and 2023, no Performance Awards were granted or vested. During the year ended December 31, 2024, no shares of distribution equivalent units (“Performance DEUs”) were issued or vested. During the year ended December 31, 2023, 54,858 Performance DEUs were issued and vested immediately with a grant date fair value of $0.7 million. During the year ended December 31, 2022, 639,413 Performance DEUs were issued and vested immediately with a grant date fair value of $6.2 million.
Liability Classified Awards
The Company has granted equity-based awards which are subject to both service and performance conditions. These awards are settled either in cash or a fixed dollar value of shares, subject to the terms of each individual award, and therefore classified as liability awards (the “Liability Awards”). As of December 31, 2024, all Liability Awards have vested and have been settled. Generally, if the performance conditions of these types of awards are not met, the total compensation expense related to the Liability Awards may be less than the maximum granted value of the awards. The Company records Liability Awards as deferred compensation within Accounts Payable and Accrued Liabilities included on the Consolidated Statements of Assets and Liabilities.
Certain Liability Awards are structured similar to the Performance Awards and increase in value with corresponding increases to the Company’s TSR and vest after four years. The Company remeasures the value of these awards each period based on the Company’s TSR achieved to date. Certain other Liability Awards are linked to attainment of investment funding goals. The Company determines the fair value of these Liability Awards based on the expected probability of the performance conditions being met and recognized over the service period. The Company accrues for Liability Awards based on the expected probability that the performance conditions would be met, this assumption is re-evaluated each period, and may be adjusted to reflect changes in this assumption. Generally, the other Liability Awards vest over a three years service term.
During the year ended December 31, 2024, approximately $0.5 million of compensation expense related to the Liability Awards recognized in the Consolidated Statements of Operations and no amounts remain outstanding. During the year ended December 31, 2024 and 2023, $3.1 million and no Liability Awards vested, respectively.
As of December 31, 2023, all Liability Awards were unvested and there was approximately $0.5 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 0.3 years. During the year ended December 31, 2023, there were approximately $1.4 million of compensation expense related to the Liability Awards recognized in the Consolidated Statements of Operations and $2.6 million accrued within Accounts Payable and Accrued Liabilities in the Consolidated Statements of Assets and Liabilities. During the year ended December 31, 2023, no Liability Awards vested.

9. Earnings Per Share
Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

(in thousands, except per share data)	Year Ended December 31,
	2024	2023	2022
Numerator
Net increase (decrease) in net assets resulting from operations	$262,966	$337,484	$102,081
Less: Total distributions declared	(312,244)	(278,301)	(249,077)
Total Earnings (loss), net of total distributions	(49,278)	59,183	(146,996)

Earnings (loss), net of distributions attributable to common shares	(49,278)	58,593	(146,995)
Add: Distributions declared attributable to common shares	309,413	275,548	246,873
Numerator for basic and diluted change in net assets per common share	$260,135	$334,141	$99,878

Denominator
Basic weighted average common shares outstanding	161,082	144,091	125,189
Common shares issuable	517	735	1,470
Weighted average common shares outstanding assuming dilution	161,599	144,826	126,659

Change in net assets per common share:
Basic	$1.61	$2.32	$0.80
Diluted	$1.61	$2.31	$0.79
In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.
The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the years ended December 31, 2024, 2023 and 2022, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

	Year Ended December 31,
Anti-dilutive Securities	2024	2023	2022
Unvested common stock options	1,105	1,496	2,085
Restricted stock units	—	4,357	—
Unvested restricted stock awards	298	30,028	2,116
As of December 31, 2024 and 2023, the Company was authorized to issue 300.0 million and 200.0 million shares, respectively, of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

10. Financial Highlights
Following is a schedule of financial highlights for the ten years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, and 2015:

(in thousands, except per share data and ratios)	Year Ended December 31,
	2024	2023	2022	2021	2020	2019(7)	2018(7)	2017(7)	2016(7)	2015(7)
Per share data:(1)
Net asset value at beginning of period	$11.43	$10.53	$11.22	$11.26	$10.55	$9.90	$9.96	$9.90	$9.94	$10.18
Net investment income	2.02	2.11	1.50	1.29	1.39	1.41	1.20	1.17	1.36	1.06
Net realized gain (loss)	(0.20)	0.06	(0.01)	0.18	(0.50)	0.16	(0.12)	(0.32)	0.06	0.07
Net unrealized appreciation (depreciation)	(0.19)	0.17	(0.68)	0.03	1.13	0.14	(0.23)	0.11	(0.49)	(0.51)
Total from investment operations	1.63	2.34	0.81	1.50	2.02	1.71	0.85	0.96	0.93	0.62
Net increase (decrease) in net assets from capital share transactions(1)	0.45	0.44	0.34	(0.08)	0.01	0.20	0.23	0.26	0.18	0.26
Distributions of net investment income(6)	(1.79)	(1.93)	(1.63)	(1.06)	(1.03)	(1.15)	(1.26)	(1.07)	(1.14)	(1.04)
Distributions of capital gains(6)	(0.15)	—	(0.36)	(0.49)	(0.36)	(0.18)	—	(0.18)	(0.11)	(0.22)
Stock-based compensation expense included in net investment income and other movements(2)	0.09	0.05	0.15	0.09	0.07	0.07	0.12	0.09	0.10	0.14
Net asset value at end of period	$11.66	$11.43	$10.53	$11.22	$11.26	$10.55	$9.90	$9.96	$9.90	$9.94

Ratios and supplemental data:
Per share market value at end of period	$20.09	$16.67	$13.22	$16.59	$14.42	$14.02	$11.05	$13.12	$14.11	$12.19
Total return(3)	32.78%	42.00%	(10.14)%	25.62%	14.31%	39.36%	(7.56)%	1.47%	26.87%	(9.70)%
Shares outstanding at end of period	170,575	157,758	133,045	116,619	114,726	107,364	96,501	84,424	79,555	72,118
Weighted average number of common shares outstanding	161,082	144,091	125,189	114,742	111,985	101,132	90,929	82,519	73,753	69,479
Net assets at end of period	$1,989,581	$1,802,706	$1,401,459	$1,308,547	$1,291,704	$1,133,049	$955,444	$840,967	$787,944	$717,134
Ratio of total expense to average net assets(4)	9.01%	9.92%	9.92%	9.86%	11.30%	11.95%	10.73%	11.37%	11.25%	11.55%
Ratio of net investment income before investment gains and losses to average net assets(4)	17.50%	19.26%	13.96%	11.28%	13.64%	13.74%	11.78%	11.61%	13.65%	10.15%
Portfolio turnover rate(5)	27.33%	31.95%	19.29%	51.58%	32.38%	31.30%	38.76%	49.03%	36.22%	46.34%
Weighted average debt outstanding	$1,709,469	$1,607,278	$1,468,335	$1,248,177	$1,309,903	$1,177,379	$826,931	$784,455	$635,365	$615,198
Weighted average debt per common share	$10.61	$11.15	$11.73	$10.88	$11.70	$11.64	$9.09	$9.51	$8.61	$8.85
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
(3)The total return for the years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, and 2015 equals to the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.
(4)The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)The portfolio turnover rate for the years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, and 2015 equals to the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
(6)Includes distributions on unvested restricted stock awards.
(7)Not covered by the Independent Registered Public Accounting Firm's report included in this Annual Report.

11. Commitments and Contingencies
The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. As of December 31, 2024, a portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones.
As of December 31, 2024 and December 31, 2023, the Company had approximately $448.5 million and $335.3 million, respectively, of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The amounts disclosed exclude unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) related to the portion of portfolio company investments assigned to or directly committed by the Adviser Funds as described in “Note -13 Related Party Transactions”. The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations embedded in the borrowing agreements.
As of December 31, 2024 and December 31, 2023, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	December 31, 2024	December 31, 2023
Debt Investments:
Earnix, Inc.	$41,250	$—
Arcus Biosciences, Inc.	37,500	—
Thumbtack, Inc.	30,000	40,000
GoEuro Travel GmbH	26,250	—
Armis, Inc.	25,000	—
Marathon Health, LLC	24,250	—
Disc Medicine, Inc.	22,500	—
Pindrop Security, Inc.	19,375	—
Coronet Cyber Security Ltd.	17,000	—
Locus Robotics Corp.	16,250	—
Akero Therapeutics, Inc.	15,000	15,000
Dragos, Inc.	13,000	13,000
Aryaka Networks, Inc.	12,500	—
WellBe Senior Medical, LLC	12,000	—
Harness, Inc.	11,550	—
Alector, Inc.	10,500	—
CoreView USA, Inc.	10,000	—
Strive Health Holdings, LLC	8,299	—
Suzy, Inc.	8,000	12,000
Heron Therapeutics, Inc.	8,000	4,000
Viridian Therapeutics, Inc.	8,000	—
PayIt, LLC	8,000	—
Curana Health Holdings, LLC	7,500	—
ATAI Life Sciences N.V.	7,000	—
Dashlane, Inc.	5,000	2,137
Babel Street	4,367	3,375

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	December 31, 2024	December 31, 2023
AlphaSense, Inc.	$4,000	$—
Saama Technologies, LLC	3,875	3,875
Allvue Systems, LLC	3,590	3,590
LogRhythm, Inc.	3,143	—
Zappi, Inc.	2,571	2,571
Loftware, Inc.	2,277	2,277
Streamline Healthcare Solutions	2,200	2,200
New Relic, Inc.	2,176	2,176
Sumo Logic, Inc.	2,000	2,000
Ceros, Inc.	1,707	1,707
LogicSource	1,209	1,209
TaxCalc	1,166	—
LinenMaster, LLC	1,000	1,000
3GTMS, LLC	886	1,182
Main Street Rural, Inc.	874	10,500
Fortified Health Security	840	840
Omeda Holdings, LLC	731	731
Flight Schedule Pro, LLC	646	639
DroneDeploy, Inc.	625	6,250
Dispatch Technologies, Inc.	563	625
ShadowDragon, LLC	333	333
Zimperium, Inc.	196	3,727
Automation Anywhere, Inc.	—	29,400
Checkr Group, Inc.	—	23,625
Skydio, Inc.	—	22,500
Tarsus Pharmaceuticals, Inc.	—	20,625
Kura Oncology, Inc.	—	19,250
Tipalti Solutions Ltd.	—	10,500
Next Insurance, Inc.	—	10,000
Senseonics Holdings, Inc.	—	8,750
Elation Health, Inc.	—	7,500
Modern Life, Inc.	—	6,500
Phathom Pharmaceuticals, Inc.	—	6,120
Brain Corporation	—	5,000
Leapwork ApS	—	3,900
Riviera Partners LLC	—	3,000
Cutover, Inc.	—	2,650
Plentific Ltd	—	2,625
Altumint, Inc.	—	2,500
Yipit, LLC	—	2,250
Annex Cloud	—	1,750
ThreatConnect, Inc.	—	1,600
Ikon Science Limited	—	1,050
Agilence, Inc.	—	800
Constructor.io Corporation	—	625
Enmark Systems, Inc.	—	457
Alchemer LLC	—	445
Cybermaxx Intermediate Holdings, Inc.	—	390
Cytracom Holdings LLC	—	72
Total Unfunded Debt Commitments:	444,699	330,828

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	December 31, 2024	December 31, 2023
Investment Funds & Vehicles(2)
Forbion Growth Opportunities Fund II C.V.	2,072	2,748
Forbion Growth Opportunities Fund I C.V.	1,757	1,757
Total Unfunded Commitments in Investment Funds & Vehicles:	3,829	4,505
Total Unfunded Commitments	$448,528	$335,333
(1)For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. These amounts also exclude $139.7 million and $127.7 million of unfunded commitments as of December 31, 2024, and December 31, 2023, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds as described in “Note -13 Related Party Transactions”.
(2)For investment funds and vehicles, the amount represents uncalled capital commitments in private equity funds.
The following table provides additional information on the Company’s unencumbered unfunded commitments regarding milestones, expirations and type:

(in thousands)	December 31, 2024	December 31, 2023
Unfunded Debt Commitments:
Expiring during:
2024	$—	$291,896
2025	251,941	3,004
2026	147,840	7,537
2027	10,553	14,078
2028	6,040	6,547
2029	24,149	3,590
2030	4,176	4,176
Total Unfunded Debt Commitments	444,699	330,828

Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	1,757	1,757
2032	2,072	2,748
Total Unfunded Commitments in Investment Funds & Vehicles	3,829	4,505
Total Unfunded Commitments	$448,528	$335,333
The following tables provide the Company’s contractual obligations as of December 31, 2024 and December 31, 2023:

As of December 31, 2024:	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt(2)(3)	$1,783,265	$170,000	$891,000	$283,790	$438,475
Lease and License Obligations(4)	23,976	3,246	6,640	5,589	8,501
Total	$1,807,241	$173,246	$897,640	$289,379	$446,976

As of December 31, 2023:	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt(5)(3)	$1,570,000	$105,000	$689,000	$411,000	$365,000
Lease and License Obligations(4)	26,741	2,539	6,629	6,248	11,325
Total	$1,596,741	$107,539	$695,629	$417,248	$376,325
(1)Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in investment funds.
(2)Includes $279.0 million in principal outstanding under the SBA Debentures, $50.0 million of the February 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the June 2025 3-Year Notes, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $119.5 million of the 2031 Asset-Backed Notes, $40.0 million of the 2033 Notes, $325.0 million of the September 2026 Notes, and $350.0 million of the January 2027 Notes as of December 31, 2024. There was also $283.8 million outstanding under the SMBC Facility and $116.0 million outstanding under the MUFG Bank Facility as of December 31, 2024.
(3)Amounts represent future principal repayments and not the carrying value of each liability. See “Note 5 – Debt”.
(4)Leases and license obligations includes contractual amounts related to short-term leases.

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
Certain premises are leased or licensed under agreements which expire at various dates through July 2034. Total rent expense, including short-term leases, amounted to approximately $3.5 million, $3.4 million, and $3.2 million, during the years ended December 31, 2024, 2023, and 2022, respectively. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s incremental weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.
The following table sets forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases as of December 31, 2024 and 2023:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Total operating lease cost	$2,873	$2,382
Cash paid for amounts included in the measurement of lease liabilities	$1,865	$2,499

	As of December 31, 2024	As of December 31, 2023
Weighted-average remaining lease term (in years)	7.81	8.68
Weighted-average discount rate	6.85%	6.79%
The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of December 31, 2024:

(in thousands)	As of December 31, 2024
2025	$3,088
2026	3,179
2027	3,452
Thereafter	14,090
Total lease payments	23,809
Less: imputed interest & other items	(5,615)
Total operating lease liability	$18,194
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
13. Related Party Transactions
As disclosed in “Note 1 - Description of Business”, the Adviser Subsidiary is the Company's wholly owned registered investment adviser business, comprised of the collectively held and presented entities Hercules Adviser LLC, Hercules Capital Management, LLC, and Hercules Partner Holdings, LLC entities. The Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value. The Adviser Subsidiary has entered into investment management agreements with its privately offered Adviser Funds, and it receives management fees based on the assets under management of the Adviser Funds. In addition, the general partner interests (the “GP Interests”) held by Hercules Partner Holdings, LLC may receive incentive fees based on the performance of the Adviser Funds. Both the Adviser Subsidiary and Hercules Partner Holdings, LLC are owned by Hercules Capital Management LLC. The following table summarized the total income from the Adviser Subsidiary for the years ended December 31, 2024 and 2023:

(in millions)	Year Ended December 31,
	2024	2023
Interest income	$0.6	$0.6
Dividend income	6.8	1.4
Refer to “Note 4 – Investments” for additional information related to income, gains and losses recognized related to the Company’s investment.
The Company has a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, through which the Adviser Subsidiary has access to the Company's human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology). Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the years ended December 31, 2024 and 2023, are net of expenses allocated to the Adviser Subsidiary of $10.8 million and $9.1 million, respectively. As of December 31, 2024 and 2023, there was less than $0.1 million and $0.1 million receivable, respectively from the Adviser Subsidiary.
In addition, the Company may from time-to-time make investments alongside the Adviser Funds or assign a portion of investments to the Adviser Funds in accordance with the Company’s allocation policy. The assigned investment activities for the years ended December 31, 2024 and 2023, are summarized below:

(in millions)	Year Ended December 31,
	2024	2023
Investment commitments assigned to or directly committed by the Advisor Funds	$562.1	$595.6
Investment fundings assigned to, directly originated or funded by the Advisor Funds	383.2	350.7
Amounts received by the Company from the Advisor Funds relating to assigned investments	6.0	12.1
14. Subsequent Events
Dividend Distribution Declaration
On February 6, 2025, the Board declared (i) a fourth quarter cash distribution of $0.40 per share and (ii) a supplemental cash distribution of $0.28 per share, to be paid in four quarterly distributions of $0.07 per share beginning with the first quarter of 2025 (the “$0.28 Supplemental Cash Distribution”). The fourth quarter cash distribution and the first quarterly distribution of the $0.28 Supplemental Cash Distribution (a total of $0.47 per share) will be paid on March 5, 2025 to stockholders of record as of February 26, 2025.
February 2025 Notes Redemption
On February 5, 2025, the Company fully repaid the aggregate outstanding $50.0 million principal and $1.1 million of accrued interest pursuant to the terms of the February 2025 Notes.
Third Amendment to the SMBC LC Facility
On February 5, 2025, the Company entered into the Third Amendment to the SMBC LC Facility (the “SMBC Third Amendment to LC Facility Agreement”), which amends the Letter of Credit Facility Agreement, dated as of January 13, 2023, as amended by the First Amendment to Letter of Credit Facility Agreement, dated as of March 21, 2023, and the Second Amendment to Letter of Credit Facility Agreement, dated as of June 28, 2024 (collectively, the “SMBC LC

Facility Agreement” and, as amended by the SMBC Third Amendment to LC Facility Agreement, the “SMBC Amended LC Facility Agreement”) with SMBC, as issuing bank. The SMBC Third Amendment to LC Facility Agreement amends certain provisions of the SMBC LC Facility Agreement to, among other things, (i) change the margin that applies with respect to any “term benchmark” disbursement or “RFR” disbursement, if the borrowing base is less than the product of 1.60 and the letter of credit exposure, from 1.475% to 1.450%, (ii) change the commitment fee the Company will pay to SMBC from 0.35% to 0.40% per annum on the average daily unused amount of the then-current commitment, and (iii) extend the final maturity date of the SMBC LC Facility from January 13, 2026, to February 5, 2028.
Equity Offering
As of February 6, 2025, through its ATM program, the Company sold 2.0 million shares of common stock for $39.8 million of net proceeds.
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
Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report, which is included in this Annual Report on Form 10K.

Changes in Internal Control over Financial Reporting in 2024
There have been no changes in the Company’s internal control over financing reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, which occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.     Other Information
The following tables are being provided to update, as of December 31, 2024, certain information in the Company’s registration statement on Form N-2 (File No. 333-283735) filed with the SEC on December 11, 2024.
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

Stockholder Transaction Expenses (as a percentage of the public offering price):
Sales load (as a percentage of offering price)(1)	—%
Offering expenses	—%	(2)
Dividend reinvestment plan fees	—%	(3)
Total stockholder transaction expenses (as a percentage of the public offering price)	—%	(4)

Annual Expenses (as a percentage of net assets attributable to common stock):(5)
Operating expenses	4.38%	(6)(7)
Interest and fees paid in connection with borrowed funds	4.62%	(8)
Acquired fund fees and expenses	0.01%	(10)
Total annual expenses	9.01%	(9)
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
(5)“Net assets attributable to common stock” equals the weighted average net assets for the year ended December 31, 2024, which is approximately $1,861.6 million.
(6)“Operating expenses” represent our actual operating expenses incurred for the twelve months ended December 31, 2024.
(7)We do not have an investment adviser and are internally managed by our executive officers under the supervision of our Board. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals.
(8)“Interest and fees paid in connection with borrowed funds” represent our interest, fees, and credit facility expenses incurred for the year ended December 31, 2024.
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
The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. These amounts are based upon our payment of annual operating expenses at the levels set forth in the table above and assume no additional leverage.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$88	$255	$408	$742

The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or lesser than those shown. Moreover, while the example assumes, as required by the applicable rules of the SEC, a 5% annual return, our performance will vary and may result in a return greater or lesser than

5%. In addition, while the example assumes reinvestment of all distributions at NAV, participants in our dividend reinvestment plan may receive shares valued at the market price in effect at that time. This price may be at, above or below NAV. See “Dividend Reinvestment Plan” for additional information regarding our dividend reinvestment plan.
Senior Securities
Information about our senior securities is shown in the following table. The information as of and for each of the years ended December 31, 2024, 2023, 2022, 2021, and 2020, is derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Average Market Value per Unit(3)
Securitized Credit Facility with Wells Fargo Capital Finance
December 31, 2015	$50,000,000	$26,352	N/A
December 31, 2016	$5,015,620	$290,234	N/A
December 31, 2017(7)	—	—	N/A
December 31, 2018	$13,106,582	$147,497	N/A
December 31, 2019(7)	—	—	N/A
December 31, 2020(7)	—	—	N/A
December 31, 2021(7)	—	—	N/A
Secured Credit Facility with MUFG Bank Ltd. (MUFG)(9)
December 31, 2015(7)	—	—	N/A
December 31, 2016(7)	—	—	N/A
December 31, 2017(7)	—	—	N/A
December 31, 2018	$39,849,010	$48,513	N/A
December 31, 2019	$103,918,736	$23,423	N/A
December 31, 2020(7)	—	—	N/A
December 31, 2021(7)	—	—	N/A
December 31, 2022	$107,000,000	$27,964	N/A
December 31, 2023	$61,000,000	$55,250	N/A
December 31, 2024	$116,000,000	$32,511	N/A
Secured Credit Facility with Sumitomo Mitsui Banking Corporation (SMBC)
December 31, 2021	$29,924,726	$85,479	N/A
December 31, 2022	$72,000,000	$41,558	N/A
December 31, 2023	$94,000,000	$35,854	N/A
December 31, 2024	283,789,800	$13,289	N/A
Small Business Administration Debentures (HT II)(4)
December 31, 2015	$41,200,000	$31,981	N/A
December 31, 2016	$41,200,000	$35,333	N/A
December 31, 2017	$41,200,000	$39,814	N/A
December 31, 2018	—	—	N/A
Small Business Administration Debentures (HT III)(5)
December 31, 2015	$149,000,000	$8,843	N/A
December 31, 2016	$149,000,000	$9,770	N/A
December 31, 2017	$149,000,000	$11,009	N/A
December 31, 2018	$149,000,000	$12,974	N/A
December 31, 2019	$149,000,000	$16,336	N/A
December 31, 2020	$99,000,000	$26,168	N/A
December 31, 2021	—	—	N/A
Small Business Administration Debentures (HC IV)(6)
December 31, 2021	$150,500,000	$16,996	N/A
December 31, 2022	$175,000,000	$17,098	N/A
December 31, 2023	$175,000,000	$19,259	N/A
December 31, 2024	$175,000,000	$21,550	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Average Market Value per Unit(3)
Small Business Administration Debentures (SBIC V)(10)
December 31, 2024	$104,000,000	$36,263	N/A
2016 Convertible Notes
December 31, 2015	$17,604,000	$74,847	$1,110
December 31, 2016	—	—	N/A
April 2019 Notes
December 31, 2015	$64,489,500	$20,431	$1,017
December 31, 2016	$64,489,500	$22,573	$1,022
December 31, 2017	—	—	N/A
September 2019 Notes
December 31, 2015	$45,875,000	$28,722	$1,009
December 31, 2016	$45,875,000	$31,732	$1,023
December 31, 2017	—	—	N/A
2022 Notes
December 31, 2017	$150,000,000	$10,935	$1,014
December 31, 2018	$150,000,000	$12,888	$976
December 31, 2019	$150,000,000	$16,227	$1,008
December 31, 2020	$150,000,000	$17,271	$1,017
December 31, 2021	$150,000,000	$17,053	$1,019
December 31, 2022	—	—	N/A
2024 Notes
December 31, 2015	$103,000,000	$12,792	$1,014
December 31, 2016	$252,873,175	$5,757	$1,016
December 31, 2017	$183,509,600	$8,939	$1,025
December 31, 2018	$83,509,600	$23,149	$1,011
December 31, 2019	—	—	N/A
2025 Notes
December 31, 2018	$75,000,000	$25,776	$962
December 31, 2019	$75,000,000	$32,454	$1,032
December 31, 2020	$75,000,000	$34,541	$1,020
December 31, 2021	—	—	N/A
2033 Notes
December 31, 2018	$40,000,000	$48,330	$934
December 31, 2019	$40,000,000	$60,851	$1,054
December 31, 2020	$40,000,000	$64,765	$1,072
December 31, 2021	$40,000,000	$63,948	$1,067
December 31, 2022	$40,000,000	$74,804	$984
December 31, 2023	$40,000,000	$84,256	$1,010
December 31, 2024	$40,000,000	$94,283	$1,007
July 2024 Notes
December 31, 2019	$105,000,000	$23,181	N/A
December 31, 2020	$105,000,000	$24,672	N/A
December 31, 2021	$105,000,000	$24,361	N/A
December 31, 2022	$105,000,000	$28,497	N/A
December 31, 2023	$105,000,000	$32,098	N/A
December 31, 2024	—	—	N/A
February 2025 Notes
December 31, 2020	$50,000,000	$51,812	N/A
December 31, 2021	$50,000,000	$51,159	N/A
December 31, 2022	$50,000,000	$59,843	N/A
December 31, 2023	$50,000,000	$67,405	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Average Market Value per Unit(3)
December 31, 2024	$50,000,000	$75,426	N/A
June 2025 Notes
December 31, 2020	$70,000,000	$37,009	N/A
December 31, 2021	$70,000,000	$36,542	N/A
December 31, 2022	$70,000,000	$42,745	N/A
December 31, 2023	$70,000,000	$48,146	N/A
December 31, 2024	$70,000,000	$53,876	N/A
June 2025 3-Year Notes
December 31, 2022	$50,000,000	$59,843	N/A
December 31, 2023	$50,000,000	$67,405	N/A
December 31, 2024	$50,000,000	$75,426	N/A
March 2026 A Notes
December 31, 2020	$50,000,000	$51,812	N/A
December 31, 2021	$50,000,000	$51,159	N/A
December 31, 2022	$50,000,000	$59,843	N/A
December 31, 2023	$50,000,000	$67,405	N/A
December 31, 2024	$50,000,000	$75,426	N/A
March 2026 B Notes
December 31, 2021	$50,000,000	$51,159	N/A
December 31, 2022	$50,000,000	$59,843	N/A
December 31, 2023	$50,000,000	$67,405	N/A
December 31, 2024	$50,000,000	$75,426	N/A
September 2026 Notes
December 31, 2021	$325,000,000	$7,871	N/A
December 31, 2022	$325,000,000	$9,207	N/A
December 31, 2023	$325,000,000	$10,370	N/A
December 31, 2024	$325,000,000	$11,604	N/A
January 2027 Notes
December 31, 2022	$350,000,000	$8,549	N/A
December 31, 2023	$350,000,000	$9,629	N/A
December 31, 2024	$350,000,000	$10,775	N/A
2017 Asset-Backed Notes
December 31, 2015	—	—	N/A
2021 Asset-Backed Notes
December 31, 2015	$129,300,000	$10,190	$996
December 31, 2016	$109,205,263	$13,330	$1,002
December 31, 2017	$49,152,504	$33,372	$1,001
December 31, 2018	—	—	N/A
2027 Asset-Backed Notes
December 31, 2018	$200,000,000	$9,666	$1,006
December 31, 2019	$200,000,000	$12,170	$1,004
December 31, 2020	$180,988,022	$14,314	$1,001
December 31, 2021	—	—	N/A
2028 Asset-Backed Notes
December 31, 2019	$250,000,000	$9,736	$1,004
December 31, 2020	$250,000,000	$10,362	$1,002
December 31, 2021	—	—	N/A
2031 Asset-Backed Notes
December 31, 2022	$150,000,000	$19,948	$951
December 31, 2023	$150,000,000	$22,468	$950
December 31, 2024	$119,475,297	$31,566	$963

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Average Market Value per Unit(3)
2022 Convertible Notes
December 31, 2017	$230,000,000	$7,132	$1,028
December 31, 2018	$230,000,000	$8,405	$946
December 31, 2019	$230,000,000	$10,583	$1,021
December 31, 2020	$230,000,000	$11,264	$1,027
December 31, 2021	$230,000,000	$11,121	$1,026
December 31, 2022	—	—	N/A
Total Senior Securities(8)
December 31, 2015	$600,468,500	$2,194	N/A
December 31, 2016	$667,658,558	$2,180	N/A
December 31, 2017	$802,862,104	$2,043	N/A
December 31, 2018	$980,465,192	$1,972	N/A
December 31, 2019	$1,302,918,736	$1,868	N/A
December 31, 2020	$1,299,988,022	$1,993	N/A
December 31, 2021	$1,250,424,726	$2,046	N/A
December 31, 2022	$1,594,000,000	$1,877	N/A
December 31, 2023	$1,570,000,000	$2,147	N/A
December 31, 2024	$1,783,265,097	$2,115	N/A
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
(4)Issued by Hercules Technology II, L.P. (“HT II”), one of our prior SBIC subsidiaries, to the Small Business Association (“SBA”). On July 13, 2018, we completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to HT II. These categories of senior securities were not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC.
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
(8)The total senior securities and Asset Coverage per Unit shown for those securities do not represent the asset coverage ratio requirement under the 1940 Act, because the presentation includes senior securities not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC. As of December 31, 2024, our asset coverage ratio under our regulatory requirements as a business development company was 231.7% excluding our SBA debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio.
(9)The June 2022 amendment of the MUFG Bank Facility replaced the Union Bank Facility via an amendment as the lead lender.
(10)Issued by SBIC V, one of our SBIC subsidiaries, to the SBA. These categories of senior securities are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC..

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
During the fourth quarter ended December 31, 2024, no directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information in response to this Item is incorporated herein by reference to the information provided in the Company’s definitive Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders, or the 2025 Proxy Statement, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act under the headings “Proposal 1: Election of Three Directors,” and “Biographical Information”.
The Company has adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on the Company’s website at http//www.htgc.com. The Company will report any substantive amendments to or waivers of a required provision of the code of business conduct and ethics on the Company’s website or in a Form 8-K.
Item 11.     Executive Compensation
The information with respect to compensation of executives and directors is contained under the headings “Compensation Discussion Analysis,” “Compensation Committee Report" and "Compensation Tables” in the Company’s 2025 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information with respect to security ownership of certain beneficial owners and management is contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Tables” in the Company’s 2025 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.
Item 13.     Certain Relationships and Related Transactions and Director Independence
The information with respect to certain relationships and related transactions is contained under the heading “Proposal 1: Election of Three Directors” in the Company’s 2025 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.
Item 14.     Principal Accountant Fees and Services
The information with respect to principal accountant fees and services is contained under the heading “Proposal 3: Ratification of Selection of Independent Registered Public Accountant for the Fiscal Year Ending December 31, 2025” in the Company’s 2025 Proxy Statement and is incorporated in this Annual Report by reference to this item.

PART IV
Item 15.     Exhibits and Financial Statement Schedules

Item 15. 2. Consolidated Schedule of Investments In and Advances to Affiliates as of December 31, 2024 and 2023
Schedules 12-14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
As of and for the year ended December 31, 2024

(in thousands)
Portfolio Company	Investment(1)	Amount of Interest, Dividends and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2023	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of December 31, 2024

Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Stock	$—	$—	$260	$—	—	$(191)	$69
	Common Stock	—	—	2	—	—	(2)	—
Gibraltar Acquisition LLC (5)	Unsecured Debt	5,447	—	34,478	1,734	—	—	36,212
	Member Units	—	—	28,034	—	—	(4,983)	23,051
Hercules Adviser LLC(6)	Unsecured Debt	7,410	—	12,000	—	—	—	12,000
	Member Units	—	—	28,713	—	—	1,477	30,190
Total Majority Owned Control Investments		$12,857	$—	$103,487	$1,734	$—	$(3,699)	$101,522
Other Control Investments
Tectura Corporation(7)	Senior Debt	$692	$—	$8,250	$—	$—	$(223)	$8,027
	Preferred Stock	—	—	3,263	—	—	360	3,623
	Common Stock	—	—	4	—	—	3	7
Total Other Control Investments		$692	$—	$11,517	$—	$—	$140	$11,657
Total Control Investments		$13,549	$—	$115,004	$1,734	$—	$(3,559)	$113,179
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
(5)As of March 31, 2018, the Company's investment in Gibraltar Acquisition LLC became classified as a control investment as a result of obtaining a controlling financial interest. Gibraltar Acquisition LLC is a wholly-owned subsidiary, which is the holding company for their wholly-owned affiliated portfolio companies, Gibraltar Business Capital, LLC and Gibraltar Equipment Finance, LLC. The subsidiary has no significant assets or liabilities, other than their equity and debt investments and equity interest in Gibraltar Business Capital, LLC and Gibraltar Equipment Finance, LLC, respectively.
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
As of and for the year ended December 31, 2023

(in thousands)
Portfolio Company	Investment(1)	Amount of Interest and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2022	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of December 31, 2023
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Stock	$—	$—	$313	$—	$—	$(53)	$260
	Common Stock	—	—	6	—	—	(4)	2
Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)(5)	Unsecured Debt	3,439	—	21,700	9,912	—	2,866	34,478
	Member Units	—	—	15,244	6,000	—	6,790	28,034
Hercules Adviser LLC(6)	Unsecured Debt	608	—	12,000	—	—	—	12,000
	Member Units	—	—	19,153	—	—	9,560	28,713
Total Majority Owned Control Investments		$4,047	$—	$68,416	$15,912	$—	$19,159	$103,487
Other Control Investments
Tectura Corporation(7)	Senior Debt	$690	$—	$8,042	$—	$(13,263)	$13,471	$8,250
	Preferred Stock	—	—	—	13,263	—	(10,000)	3,263
	Common Stock	—	—	—	—	—	4	4
Total Other Control Investments		$690	$—	$8,042	$13,263	$(13,263)	$3,475	$11,517
Total Control Investments		$4,737	$—	$76,458	$29,175	$(13,263)	$22,634	$115,004
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
As of and for the year ended December 31, 2024

(in thousands)
Portfolio Company	Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value(2)

Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A Equity			5,000,000	$250	$69
	Medical Devices & Equipment	Common Stock			180,000	—	—
Total Coronado Aesthetics, LLC						$250	$69
Gibraltar Acquisition LLC (3)	Diversified Financial Services	Unsecured Debt	September 2026	FIXED 3.45%, PIK Interest 8.05%	$26,569	26,337	26,337
	Diversified Financial Services	Unsecured Debt	September 2026	FIXED 11.95%	$10,000	9,875	9,875
	Diversified Financial Services	Member Units			1	34,006	23,051
Total Gibraltar Acquisition, LLC						$70,218	$59,263
Hercules Adviser LLC(4)	Diversified Financial Services	Unsecured Debt	June 2025	FIXED 5.00%	$12,000	12,000	12,000
	Diversified Financial Services	Member Units			1	35	30,190
Total Hercules Adviser LLC						$12,035	$42,190
Total Majority Owned Control Investments (5.10%)*						$82,503	$101,522
Other Control Investments
Tectura Corporation	Consumer & Business Services	Senior Secured Debt	January 2027	FIXED 8.25%	$8,250	$8,250	$8,027
	Consumer & Business Services	Common Stock			414,994,863	900	7
	Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	17
	Consumer & Business Services	Preferred Series C Equity			3,235,298	13,263	3,606
Total Tectura Corporation						$22,413	$11,657
Total Other Control Investments (0.59%)*						$22,413	$11,657
Total Control Investments (5.69%)*						$104,916	$113,179
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
As of and for the year ended December 31, 2023

(in thousands)
Portfolio Company	Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value(2)

Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A Equity			5,000,000	$250	$260
	Medical Devices & Equipment	Common Stock			180,000	—	2
Total Coronado Aesthetics, LLC						$250	$262
Gibraltar Acquisition, LLC (p.k.a. Gibraltar Business Capital, LLC)(3)	Diversified Financial Services	Unsecured Debt	September 2026	FIXED 11.50%	$25,000	24,663	24,663
	Diversified Financial Services	Unsecured Debt	September 2026	FIXED 11.95%	$10,000	9,815	9,815
	Diversified Financial Services	Member Units			1	34,006	28,034
Total Gibraltar Business Capital, LLC						$68,484	$62,512
Hercules Adviser LLC(4)	Diversified Financial Services	Unsecured Debt	June 2025	FIXED 5.00%	$12,000	12,000	12,000
	Diversified Financial Services	Member Units			1	35	28,713
Total Hercules Adviser LLC						$12,035	$40,713
Total Majority Owned Control Investments (5.74%)*						$80,769	$103,487
Other Control Investments
Tectura Corporation	Consumer & Business Services	Senior Secured Debt	July 2024	FIXED 8.25%	$8,250	$8,250	$8,250
	Consumer & Business Services	Common Stock			414,994,863	900	4
	Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	12
	Consumer & Business Services	Preferred Series C Equity			3,235,298	13,263	3,251
Total Tectura Corporation						$22,413	$11,517
Total Other Control Investments (0.64%)*						$22,413	$11,517
Total Control Investments (6.38%)*						$103,182	$115,004
*Value as a percent of net assets
(1)Stock and warrants are generally non-income producing and restricted.
(2)All of the Company’s control and affiliate investments are Level 3 investments valued using significant unobservable inputs.
(3)Gibraltar Acquisition LLC is a wholly-owned subsidiary, which is the holding company for their wholly-owned affiliated portfolio companies, Gibraltar Business Capital, LLC and Gibraltar Equipment Finance, LLC. The subsidiary has no significant assets or liabilities, other than their equity and debt investments and equity interest in Gibraltar Business Capital, LLC and Gibraltar Equipment Finance LLC, respectively.
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

Exhibit Number	Description
3(a)	Articles of Amendment and Restatement.(2)
3(b)	Articles of Amendment, dated March 6, 2007.(4)
3(c)	Articles of Amendment, dated April 5, 2011.(9)
3(d)	Articles of Amendment, dated April 3, 2015.(11)
3(e)	Articles of Amendment, dated February 23, 2016.(14)
3(f)	Articles of Amendment, dated October 28, 2024(51)
3(g)	Amended and Restated Bylaws of Hercules Capital, Inc.(48)
4(a)	Specimen certificate of the Company’s common stock, par value $.001 per share. (1)
4(b)	Form of Dividend Reinvestment Plan.(36)
4(c)	Indenture, dated March 6, 2012 between the Registrant and U.S. Bank National Association.(10)
4(d)	Sixth Supplemental Indenture, dated as of September 24, 2018, between the Registrant and U.S. Bank National Association.(31)
4(e)	Form of 6.25% Note due 2033, dated September 24, 2018 (included as part of Exhibit 4(d)).(31)
4(f)	Seventh Supplemental Indenture, dated as of September 16, 2021, between the Registrant and U.S. Bank, National Association.(44)
4(g)	Form of 2.625% Note due 2026, dated September 16, 2021 (included as part of Exhibit 4(f)).(44)
4(h)*	Description of the Registrant’s Securities.
4(i)	Indenture, dated as of June 22, 2022, between Hercules Capital Funding Trust 2022-1, as Issuer, and U.S. Bank Trust Company National Association, as Trustee.(46)
4(j)	Form of 4.95% Note due 2031 (included as part of Exhibit 4(i)).(46)
4(k)	Amended and Restated Trust Agreement, dated as of June 22, 2022, between Hercules Capital Funding 2022-1 LLC, as Trust Depositor, and Wilmington Trust, National Association, as Owner Trustee.(46)
4(l)	Eighth Supplemental Indenture, dated as of January 20, 2022, between the Registrant and U.S. Bank National Association.(37)
4(m)	Form of 3.375% Note due 2027 (included as part of Exhibit 4(l))(37)
10(a)	Form of SBA Debenture.(8)
10(b)†	Form of Amended and Restated Indemnification Agreement.(20)
10(c)	Retention Agreement, dated as of October 26, 2017, by and between Hercules Capital, Inc. and Scott Bluestein.(25)
10(d)	Form of Cash Retention Bonus Award Agreement.(27)
10(e)†	Hercules Capital, Inc. Amended and Restated 2018 Equity Incentive Plan.(32)
10(f)†	Hercules Capital, Inc. 2018 Non-Employee Director Plan.(32)
10(g)†	Form of Restricted Stock Unit Award Agreement.(32)
10(h)†	Form of Restricted Stock Award Agreement (2018 Equity Incentive Plan).(32)
10(i)†	Form of Restricted Stock Award Agreement (Director Plan).(32)
10(j)†	Form of Nonstatutory Stock Option Award Agreement.(32)
10(k)†	Form of Incentive Stock Option Award Agreement.(32)
10(l)	Note Purchase Agreement, dated July 16, 2019, by and among Hercules Capital, Inc. and the Purchasers party thereto.(35)
10(m)	Custodial Agreement by and between Hercules Capital, Inc. and State Street Bank and Trust Company, dated as of November 9, 2021.(45)
10(n)	Note Purchase Agreement, dated February 5, 2020, by and among Hercules Capital, Inc. and the Purchasers party thereto.(38)
10(o)
Loan and Security Agreement, dated February 20, 2020 by and among Hercules Funding IV LLC, as borrower, MUFG Union Bank, N.A., as the administrative agent, lender and swingline lender and the lenders part thereto from time to time.(39)

10(p)
Sale and Servicing Agreement, dated as of February 20, 2020, by and among Hercules Funding IV LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Union Bank, N.A., as agent.(39)

10(q)	Form of Equity Distribution Agreement(42)
10(r)	First Supplement to the Note Purchase Agreement, dated as of November 2, 2020, by and among Hercules Capital, Inc. and the Additional Purchasers party thereto.(41)
10(s)
Revolving Credit Agreement, dated as of November 9, 2021, among Hercules Capital, Inc., the lenders and using bank from time to time party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent.(43)

10(t)	Safekeeping Custody Agreement between Hercules Funding IV LLC and City National Bank, a National Banking Association dated as of June 23, 2021. (29)

10(u)	Second Amendment to Revolving Credit Agreement, dated of June 14, 2022, among Hercules Capital Inc., the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent.(47)
10(v)
Second Amendment to Loan and Security Agreement, dated as of June 10, 2022, among Hercules Funding IV LLC, the lenders from time to time party thereto, MUFG Union Bank, N.A., as resigning agent, and MUFG Bank, Ltd. (as successor to MUFG Union Bank, N.A.), as administrative agent.(47)

10(w)	Letter of Credit Facility Agreement, dated as of January 13, 2023, between Hercules Capital, Inc. and Sumitomo Mitsui Banking Corporation, as issuing bank.(49)
10(x)
First Omnibus Amendment to Revolving Credit Agreement and Guarantee and Security Agreement, dated as of January 13, 2023, among Hercules Capital, Inc., the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent.(49)

10(y)
Third Amendment to Loan and Security Agreement, dated as of January 13, 2023, among Hercules Funding IV LLC, as borrower, the lenders from time to time party thereto, and MUFG Bank, Ltd., as agent, a joint lead arranger, swingline lender and sole bookrunner.(49)

10(z)
First Amendment to Sale and Servicing Agreement, dated as of January 13, 2023, among Hercules Funding IV LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Bank, Ltd., as agent.(49)

10(aa)	Transfer Agency and Service Agreement, dated October 3, 2022, between Hercules Capital, Inc. and Computershare Trust Company, N.A. and Computershare Inc.(36)
10(bb)
Sale and Servicing Agreement, dated as of June 22, 2022, by and among Hercules Capital Funding Trust 2022-1, as Issuer, Hercules Capital, Inc., as Seller and Servicer, Hercules Capital Funding 2022-1 LLC, as Trust Depositor, U.S. Bank Trust Company, National Association, as Trustee and Securities Intermediary, and U.S. Bank National Association, as Backup Servicer and Custodian.(46)

10(cc)	Sale and Contribution Agreement, dated as of June 22, 2022, between Hercules Capital, Inc., as Seller, and Hercules Capital Funding 2022-1 LLC, as Trust Depositor.(46)
10(dd)
Note Purchase Agreement, dated as of June 22, 2022, by and among Hercules Capital, Inc., as Originator and Servicer, Hercules Capital Funding 2022-1 LLC, as Trust Depositor, Hercules Capital Funding Trust 2022-1, as Issuer, and American Family Life Assurance Company of Columbus, Allianz Life Insurance Company of North America, Compsource Mutual Insurance Company, The Lincoln National Life Insurance Company, Massachusetts Mutual Life Insurance Company, Great American Life Insurance Company, and Fidelity & Guaranty Life Insurance Company, as Purchasers.(46)

10(ee)
Administration Agreement, dated June 22, 2022, by and among Hercules Capital, Inc., as Administrator, Hercules Capital Funding Trust 2022-1, as Issuer, Wilmington Trust National Association, as Owner Trustee, and U.S. Bank Trust Company, National Association, as Trustee.(46)

10(ff)	Second Supplement to the Note Purchase Agreement, dated as of June 23, 2022, by and among Hercules Capital, Inc. and the Additional Purchasers party thereto.(46)
10(gg)†	Form of Long-Term Restricted Stock Unit.(49)
10(hh)	First Amendment to Letter of Credit Facility, dated as of March 21, 2023, among Hercules Capital, Inc. and Sumitomo Mitsui Banking Corporation.(50)
10(ii)	Second Amendment to Letter of Credit Facility Agreement, dated as of June 28, 2024, between Hercules Capital, Inc. and Sumitomo Mitsui Banking Corporation, as issuing bank.(52)
10(jj)	Fourth Amendment to Revolving Credit Agreement, dated of June 28, 2024, among Hercules Capital Inc., the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent.(52)
10(kk)	Fifth Amendment to Revolving Credit Agreement, dated as of November 26, 2024, between the Registrant, the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent.(53)
10(ll)	Third Amendment to Letter of Credit Facility Agreement, dated as of February 5, 2025, between Hercules Capital, Inc. and Sumitomo Mitsui Banking Corporation.(55)
14.1	Code of Ethics.(54)
14.2	Code of Business Conduct and Ethics.(54)
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.
97	Form of Clawback Policy.(54)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL.
*Filed herewith
**    Furnished herewith
^    Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted attachment to the SEC upon request.
†     Management contract or compensatory plan or arrangement
(1)Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 8, 2005 (File No. 333-122950), to the Registration Statement on Form N-2 of the Company.
(2)Previously filed as part of Pre-Effective Amendment No. 1, as filed on May 17, 2005 (File No. 333-122950) to the Registration Statement on Form N-2 of the Company.
(3)Reserved.
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
(16)Reserved.
(17)Reserved.
(18)Reserved.
(19)Reserved.
(20)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 22, 2016.
(21)Previously filed as part of Post-Effective Amendment No. 1, as filed on June 10, 2005 (File No. 333-122950) to the Registration Statement on Form N-2 of the Company.
(22)Reserved.
(23)Reserved.
(24)Reserved.
(25)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on October 26, 2017.
(26)Reserved.
(27)Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 3, 2018.
(28)Reserved.
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
(34)Reserved.
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
(42)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 12, 2024.
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
(51)Previously filed as part of the Quarterly Report on Form 10-Q of the Company, filed on October 30, 2024.
(52)Previously filed as part of the Quarterly Report on Form 10-Q of the Company, filed on August 1, 2024.
(53)Previously filed as a part of the Current Report on Form 8-K of the Company, filed on December 2, 2024.
(54)Previously filed as part of the Annual Report on Form 10-K of the Company, filed on February 15, 2024.
(55)Previously filed as part of the Current Report on Form 8-K of the Company, filed on February 5, 2025.

Item 16.     Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC.

Date: February 13, 2025	By:	/S/ Scott Bluestein
Scott Bluestein
Chief Executive Officer and Chief Investment Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on February 13, 2025.

Signature	Title	Date

/S/ Scott Bluestein	Director, President, Chief Executive Officer, and	February 13, 2025
Scott Bluestein	Chief Investment Officer (Principal Executive Officer)

/S/ Seth H. Meyer	Chief Financial Officer and	February 13, 2025
Seth H. Meyer	Chief Accounting Officer (Principal Accounting and Financial Officer)

/S/ Robert P. Badavas	Chairman of the Board	February 13, 2025
Robert P. Badavas

/S/ DeAnne Aguirre	Director	February 13, 2025
DeAnne Aguirre

/S/ Gayle Crowell	Director	February 13, 2025
Gayle Crowell

/S/ Thomas Fallon	Director	February 13, 2025
Thomas Fallon

/S/ Wade Loo	Director	February 13, 2025
Wade Loo

/S/ Pam Randhawa	Director	February 13, 2025
Pam Randhawa

/S/ Nikos Theodosopoulos	Director	February 13, 2025
Nikos Theodosopoulos