Form 10-Q
period 2025-03-31
Hercules Capital, Inc.
filed 2025-05-01
CIK 1280784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 24, 2025, there were 175,426,129 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc., its wholly owned subsidiaries, and its affiliated securitization trust unless the context otherwise requires.
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)	March 31, 2025 (unaudited)	December 31, 2024
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $3,889,588 and $3,603,961, respectively)	$3,808,716	$3,546,799
Control investments (cost of $105,494 and $104,916, respectively)	115,734	113,179
Total investments, at fair value (cost of $3,995,082 and $3,708,877, respectively; fair value amounts related to a VIE $220,231 and $229,486, respectively)	3,924,450	3,659,978
Cash and cash equivalents	49,379	42,679
Foreign cash (cost of $1,762 and $70,445, respectively)	1,780	70,445
Restricted cash (amounts related to a VIE $3,162 and $3,297, respectively)	3,162	3,297
Interest receivable	33,096	32,578
Right of use asset	16,309	16,778
Other assets	3,035	5,836
Total assets	$4,031,211	$3,831,591

Liabilities
Debt (net of unamortized debt issuance costs of $22,728 and $14,310, respectively; amounts related to a VIE $116,272 and $118,769, respectively)	$1,976,623	$1,768,955
Accounts payable and accrued liabilities	36,747	54,861
Operating lease liability	17,211	18,194
Total liabilities	$2,030,581	$1,842,010

Net assets consist of:
Common stock, par value	$174	$171
Capital in excess of par value	1,942,583	1,900,490
Total distributable earnings	57,873	88,920
Total net assets	$2,000,630	$1,989,581
Total liabilities and net assets	$4,031,211	$3,831,591

Shares of common stock outstanding ($0.001 par value and 300,000 authorized)	173,285	170,575
Net asset value per share	$11.55	$11.66
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except per share data)	Three Months Ended March 31,
	2025	2024
Investment income:
Interest and dividend income:
Excluding payment-in-kind (PIK) interest income
Non-control/Non-affiliate investments	$98,996	$102,925
Control investments	3,103	2,957
Total interest and dividend income, excluding PIK interest income	102,099	105,882
PIK interest income
Non-control/Non-affiliate investments	12,939	9,897
Control investments	534	—
Total PIK interest income	13,473	9,897
Total interest and dividend income	115,572	115,779
Fee income:
Non-control/Non-affiliate investments	3,900	5,738
Control investments	39	36
Total fee income	3,939	5,774
Total investment income	119,511	121,553
Operating expenses:
Interest	19,698	17,624
Loan fees	2,398	2,397
General and administrative	4,812	5,058
Tax expenses	912	711
Employee compensation:
Compensation and benefits	13,914	16,344
Stock-based compensation	3,602	3,134
Total employee compensation	17,516	19,478
Total gross operating expenses	45,336	45,268
Expenses allocated to the Adviser Subsidiary	(3,283)	(2,877)
Total net operating expenses	42,053	42,391
Net investment income	77,458	79,162
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss):
Non-control/Non-affiliate investments	(1,541)	8,168
Loss on extinguishment of debt	(15)	—
Total net realized gain (loss)	(1,556)	8,168
Net change in unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(27,542)	6,463
Control investments	1,977	(2,829)
Total net change in unrealized appreciation (depreciation)	(25,565)	3,634
Total net realized gain (loss) and net change in unrealized appreciation (depreciation)	(27,121)	11,802
Net increase (decrease) in net assets resulting from operations	$50,337	$90,964

Net investment income before gains and losses per common share:
Basic	$0.45	$0.50
Change in net assets resulting from operations per common share:
Basic	$0.29	$0.57
Diluted	$0.29	$0.57
Weighted average shares outstanding:
Basic	171,494	157,445
Diluted	175,383	157,920
Distributions paid per common share:
Basic	$0.47	$0.48
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

(in thousands)	Common Stock		Capital in excess of par value	Distributable Earnings (loss)	Net Assets
For the Three Months Ended March 31, 2025	Shares	Par Value
Balance as of December 31, 2024	170,575	$171	$1,900,490	$88,920	$1,989,581
Net increase (decrease) in net assets resulting from operations	—	—	—	50,337	50,337
Public offering, net of offering expenses	2,000	2	39,415	—	39,417
Issuance of common stock under equity-based award plans	789	1	86	—	87
Shares retired on vesting of equity-based awards	(201)	—	(3,556)	—	(3,556)
Distributions reinvested in common stock	122	—	2,511	—	2,511
Distributions	—	—	—	(81,384)	(81,384)
Stock-based compensation(1)	—	—	3,637	—	3,637
Balance as of March 31, 2025	173,285	$174	$1,942,583	$57,873	$2,000,630
(1)Stock-based compensation includes $35 thousand of restricted stock and option expense related to director compensation for the three months ended March 31, 2025.

(in thousands)	Common Stock		Capital in excess of par value	Distributable Earnings (loss)	Net Assets
For the Three Months Ended March 31, 2024	Shares	Par Value
Balance as of December 31, 2023	157,758	$158	$1,662,535	$140,013	$1,802,706
Net increase (decrease) in net assets resulting from operations	—	—	—	90,964	90,964
Public offering, net of offering expenses	3,725	4	66,404	—	66,408
Issuance of common stock under equity-based award plans	858	1	477	—	478
Shares retired on vesting of equity-based awards	(210)	—	(3,179)	—	(3,179)
Distributions reinvested in common stock	99	—	1,780	—	1,780
Distributions	—	—	—	(76,031)	(76,031)
Stock-based compensation(1)	—	—	2,812	—	2,812
Balance as of March 31, 2024	162,230	$163	$1,730,829	$154,946	$1,885,938
(1)Stock-based compensation includes $35 thousand of restricted stock and option expense related to director compensation for the three months ended March 31, 2024.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)	For the Three Months Ended March 31,
	2025	2024
Cash flows provided by (used in) operating activities:
Net increase in net assets resulting from operations	$50,337	$90,964
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments(1)	(415,033)	(605,239)
Fundings assigned to Adviser Funds(1)	—	113,379
Principal and fee repayments received and proceeds from the sale of debt investments	144,483	174,100
Proceeds from the sale of equity and warrant investments	329	12,026
Net change in unrealized (appreciation) depreciation	25,565	(3,634)
Net realized (gain) loss	1,541	(8,168)
Accretion of paid-in-kind interest	(13,473)	(9,897)
Accretion of loan discounts	(1,109)	(901)
Accretion of loan discounts on convertible notes	68	—
Loss on extinguishment of debt	15	—
Accretion of loan exit fees	(7,436)	(6,736)
Change in loan income, net of collections	4,365	4,529
Unearned fees related to unfunded commitments	1,102	841
Amortization of debt fees and issuance costs	1,842	1,759
Depreciation and amortization	89	186
Stock-based compensation and amortization of restricted stock grants(2)	3,637	2,812
Change in operating assets and liabilities:
Interest receivable	(1,215)	(2,743)
Other assets	2,041	(2,915)
Accrued liabilities	(19,345)	(1,254)
Net cash (used in) operating activities	(222,197)	(240,891)
Cash flows provided by (used in) investing activities:
Purchases of capital equipment	(8)	(292)
Net cash (used in) investing activities	(8)	(292)
Cash flows provided by (used in) financing activities:
Issuance of common stock	40,160	67,275
Offering expenses	(743)	(867)
Retirement of employee shares, net	(3,469)	(2,701)
Distributions paid	(78,873)	(74,251)
Issuance of debt	569,188	403,000
Repayment of debt	(360,812)	(207,000)
Debt issuance costs	(4,927)	—
Fees paid for credit facilities	(419)	—
Net cash provided by financing activities	160,105	185,456
Net increase (decrease) in cash, cash equivalents, foreign cash and restricted cash	(62,100)	(55,727)
Cash, cash equivalents, foreign cash and restricted cash at beginning of period	116,421	116,013
Cash, cash equivalents, foreign cash and restricted cash at end of period	$54,321	$60,286

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$25,580	$24,084
Income tax, including excise tax, paid	$6,033	$4,902
Distributions reinvested	$2,511	$1,780
(1)Excluded from the amounts presented are certain investment funding allocations of $124.1 million, which were directly funded by the Adviser Funds (as defined in "Note 1 – Description of Business") during the three month period ended March 31, 2025. Refer to Note 12 – Related Party Transaction for additional information.
(2)Stock-based compensation includes $35 thousand and $35 thousand of restricted stock and option expense related to director compensation for the three months ended March 31, 2025 and 2024, respectively.
The following table presents a reconciliation of cash, cash equivalents, foreign cash and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

(in thousands)	For the Three Months Ended March 31,
	2025	2024
Cash and cash equivalents	$49,379	$49,588
Foreign cash	1,780	588
Restricted cash	3,162	10,110
Total cash, cash equivalents, foreign cash and restricted cash presented in the Consolidated Statements of Cash Flows	$54,321	$60,286
See “Note 2 – Summary of Significant Accounting Policies” for a description of cash, cash equivalents, foreign cash and restricted cash.
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Debt Investments
Biotechnology Tools
PathAI, Inc.	Senior Secured	January 2027	Prime + 2.15%, Floor rate 9.15%, 7.85% Exit Fee	$32,000	$33,032	$33,739	(12)(13)
Subtotal: Biotechnology Tools (1.69%)*					33,032	33,739
Communications & Networking
Aryaka Networks, Inc.	Senior Secured	December 2028	Prime + 1.80%, Floor rate 9.30%, PIK Interest 1.25%, 6.73% Exit Fee	$28,003	27,886	27,443	(12)(14)(17)(19)
Subtotal: Communications & Networking (1.37%)*					27,886	27,443
Consumer & Business Services
Altumint, Inc.	Senior Secured	December 2027	Prime + 3.65%, Floor rate 12.15%, 2.50% Exit Fee	$10,000	9,940	10,127	(15)
Carwow LTD	Senior Secured	December 2027	Prime + 4.70%, Floor rate 11.45%, PIK Interest 1.45%, 4.95% Exit Fee	£20,435	27,981	26,219	(5)(10)(14)
GoEuro Travel GmbH	Senior Secured	November 2029	Prime + 3.45%, Floor rate 10.45%, 4.50% Exit Fee	$48,750	48,387	48,387	(5)(10)(17)
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 11.50%	$26,426	26,425	27,673	(9)(14)
Jobandtalent USA, Inc.	Senior Secured	October 2028	1-month SOFR + 0.00%, Floor rate 1.00%, PIK Interest 7.00%, 5.33% Exit Fee	$13,536	13,874	13,148	(5)(10)(14)
Plentific Ltd	Senior Secured	October 2026	Prime + 2.55%, Floor rate 11.05%, 2.95% Exit Fee	$3,325	3,300	3,347	(5)(10)(13)
Provi	Senior Secured	December 2026	Prime + 4.40%, Floor rate 10.65%, 2.95% Exit Fee	$15,000	15,145	15,198	(15)
Riviera Partners LLC	Senior Secured	March 2028	3-month SOFR + 8.27%, Floor rate 9.27%	$36,401	36,047	35,175	(18)
RVShare, LLC	Senior Secured	December 2026	3-month SOFR + 5.50%, Floor rate 6.50%, PIK Interest 4.00%	$30,374	30,148	29,473	(13)(14)(15)
SeatGeek, Inc.	Senior Secured	May 2026	Prime + 7.00%, Floor rate 10.50%, PIK Interest 0.50%, 4.00% Exit Fee	$25,359	25,514	25,832	(11)(14)(16)
	Senior Secured	July 2026	Prime + 2.50%, Floor rate 10.75%, PIK Interest 0.50%, 3.00% Exit Fee	$78,135	77,744	79,570	(12)(14)(16)
Total SeatGeek, Inc.				$103,494	103,258	105,402
Skyword, Inc.	Senior Secured	November 2027	Prime + 2.75%, Floor rate 9.25%, PIK Interest 1.75%, 3.00% Exit Fee	$6,616	6,760	6,691	(13)(14)
Tectura Corporation	Senior Secured	January 2027	FIXED 8.25%	$8,250	8,250	8,032	(7)
Thumbtack, Inc.	Senior Secured	March 2028	Prime + 2.45%, Floor rate 10.95%, PIK Interest 1.50%	$20,996	20,661	21,208	(11)(14)(17)
Veem, Inc.	Senior Secured	March 2027	Prime + 4.00%, Floor rate 12.00%, PIK Interest 1.25%	$5,413	5,401	5,342	(13)(14)
	Senior Secured	March 2027	Prime + 4.70%, Floor rate 12.70%, PIK Interest 1.50%	$5,433	5,421	5,366	(12)(14)
Total Veem, Inc.				$10,846	10,822	10,708
Subtotal: Consumer & Business Services (18.03%)*					360,998	360,788
Diversified Financial Services
Gibraltar Acquisition, LLC	Unsecured	September 2026	FIXED 3.45%, PIK Interest 8.05%	$27,104	26,899	26,899	(7)(14)(20)
	Unsecured	September 2026	FIXED 11.95%	$10,000	9,891	9,891	(7)(20)
Total Gibraltar Acquisition, LLC				$37,104	36,790	36,790
Next Insurance, Inc.	Senior Secured	February 2028	Prime - 1.50%, Floor rate 4.75%, PIK Interest 5.50%	$11,223	11,080	11,662	(13)(14)(19)
Subtotal: Diversified Financial Services (2.42%)*					47,870	48,452
Drug Discovery & Development
Adaptimmune Therapeutics plc	Senior Secured	June 2029	Prime + 1.15%, Floor rate 9.65%, PIK Interest 2.00%, 5.85% Exit Fee	$15,167	15,126	15,050	(5)(10)(11)(14)
Akero Therapeutics, Inc.	Senior Secured	March 2027	Prime + 3.65%, Floor rate 7.65%, 5.85% Exit Fee	$17,500	17,811	17,994	(10)(13)(17)
Aldeyra Therapeutics, Inc.	Senior Secured	April 2026	Prime + 3.10%, Floor rate 11.10%, 8.90% Exit Fee	$15,000	15,093	15,134	(11)
Alector, Inc.	Senior Secured	December 2028	Prime + 1.05%, Floor rate 8.05%, 4.75% Exit Fee	$7,000	6,957	6,957	(6)(10)(15)(17)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
AmplifyBio, LLC	Senior Secured	January 2027	Prime + 2.50%, Floor rate 9.50%, Cap rate 10.75%, 5.85% Exit Fee	$22,458	$23,247	$13,095	(14)(15)
Arcus Biosciences, Inc.	Senior Secured	September 2029	Prime + 1.95%, Floor rate 10.45%, 7.75% Exit Fee	$37,500	37,511	38,913	(6)(10)(15)(17)
ATAI Life Sciences N.V.	Senior Secured	August 2026	Prime + 4.30%, Floor rate 9.05%, 6.95% Exit Fee	$14,000	14,538	14,452	(5)(10)
Axsome Therapeutics, Inc.	Senior Secured	January 2028	Prime + 2.20%, Floor rate 9.95%, Cap rate 10.70%, 5.78% Exit Fee	$143,350	145,929	153,070	(10)(11)(12)(16)
bluebird bio, Inc.	Senior Secured	April 2029	Prime + 1.45%, Floor rate 9.95%, PIK Interest 2.45%, 6.45% Exit Fee	$66,058	64,724	60,624	(14)
Braeburn, Inc.	Senior Secured	October 2028	Prime + 2.45%, Floor rate 10.95%, PIK Interest 1.10%, 5.45% Exit Fee	$53,339	53,669	55,350	(14)
COMPASS Pathways plc	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.75%, PIK Interest 1.40%, 4.75% Exit Fee	$24,576	24,826	25,453	(5)(10)(11)(14)
Corium, Inc.	Senior Secured	September 2026	Prime + 5.70%, Floor rate 8.95%, 7.75% Exit Fee	$86,925	90,906	90,279	(13)
Disc Medicine, Inc.	Senior Secured	December 2029	Prime + 1.75%, Floor rate 8.25%, 6.75% Exit Fee	$22,500	22,433	22,755	(6)(10)(15)(17)
enGene, Inc.	Senior Secured	January 2028	Prime + 0.75%, Floor rate 9.25%, Cap rate 9.75%, PIK Interest 1.15%, 5.50% Exit Fee	$15,970	16,133	16,177	(5)(10)(14)
Heron Therapeutics, Inc.	Senior Secured	May 2026	Prime + 1.70%, Floor rate 9.95%, PIK Interest 1.50%, 3.00% Exit Fee	$20,480	20,654	20,660	(14)(15)(17)
Hibercell, Inc.	Senior Secured	May 2025	Prime + 5.40%, Floor rate 8.65%, 4.95% Exit Fee	$1,612	2,442	2,442	(13)(15)
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 6.05% Exit Fee	$5,500	5,646	5,707	(10)(15)
Madrigal Pharmaceutical, Inc.	Senior Secured	May 2027	Prime + 2.45%, Floor rate 8.25%, 5.35% Exit Fee	$78,200	80,159	82,430	(10)(13)
MoonLake Immunotherapeutics	Senior Secured	April 2030	Prime + 1.45%, Floor rate 8.45%, 6.95% Exit Fee	$57,000	56,421	56,421	(5)(10)
NorthSea Therapeutics	Convertible Debt	December 2025	FIXED 6.00%	$273	273	273	(5)(9)(10)
Phathom Pharmaceuticals, Inc.	Senior Secured	December 2027	Prime + 1.35%, Floor rate 9.85%, Cap rate 10.35%, PIK Interest 2.15%, 7.06% Exit Fee	$138,620	141,882	142,910	(6)(10)(12)(14)(15) (16)(22)
	Senior Secured	December 2027	Prime + 1.35%, Floor rate 9.85%, Cap rate 10.35%, PIK Interest 2.15%, 3.00% Exit Fee	$31,385	31,224	31,510	(14)(15)(16)
Total Phathom Pharmaceuticals, Inc.				$170,005	173,106	174,420
Replimune Group, Inc.	Senior Secured	October 2027	Prime + 1.75%, Floor rate 7.25%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$32,009	32,513	33,866	(10)(12)(13)(14)
Savara, Inc.	Senior Secured	April 2030	Prime + 1.45%, Floor rate 7.45%, 6.95% Exit Fee	$21,450	21,334	21,334	(6)(10)(15)
SynOx Therapeutics Limited	Senior Secured	May 2027	Prime + 1.40%, Floor rate 9.90%, 7.25% Exit Fee	$4,500	4,511	4,579	(5)(10)(11)
uniQure B.V.	Senior Secured	January 2027	Prime + 4.70%, Floor rate 7.95%, 6.10% Exit Fee	$35,000	36,243	37,135	(5)(10)(11)(12)
Viridian Therapeutics, Inc.	Senior Secured	October 2026	Prime + 4.20%, Floor rate 7.45%, Cap rate 8.95%, 6.00% Exit Fee	$8,000	8,268	8,481	(10)(13)
X4 Pharmaceuticals, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 10.15%, 3.72% Exit Fee	$75,000	75,735	74,933	(11)(12)(13)
Subtotal: Drug Discovery & Development (53.38%)*					1,066,208	1,067,984
Electronics & Computer Hardware
Locus Robotics Corp.	Senior Secured	December 2028	Prime + 3.00%, Floor rate 9.50%, 4.00% Exit Fee	$48,750	48,665	48,981	(6)(15)(17)
Shield AI, Inc.	Senior Secured	February 2029	Prime + 0.85%, Floor rate 6.85%, Cap rate 9.60%, PIK Interest 2.50%, 2.50% Exit Fee	$114,471	113,782	115,062	(12)(14)(16)
Subtotal: Electronics & Computer Hardware (8.20%)*					162,447	164,043
Healthcare Services, Other
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	3-month SOFR + 5.26%, Floor rate 6.00%, PIK Interest 4.45%	$73,027	72,543	71,114	(11)(12)(13)(14)
Carbon Health Technologies, Inc.	Senior Secured	February 2028	Prime + 3.10%, Floor rate 8.10%, 3.78% Exit Fee	$42,125	42,482	40,351	(11)(13)(14)
Curana Health Holdings, LLC	Senior Secured	January 2028	Prime + 1.45%, Floor rate 9.20%, 4.95% Exit Fee	$27,500	27,814	28,113	(13)(17)(19)
Ennoble Care LLC	Senior Secured	February 2030	Prime + 2.60%, Floor rate 10.35%, 7.95% Exit Fee	$9,000	8,916	8,916	(6)(15)(17)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Equality Health, LLC	Senior Secured	February 2026	Prime + 4.25%, Floor rate 9.50%, PIK Interest 1.55%	$70,952	$70,976	$70,976	(11)(12)(14)
Main Street Rural, Inc.	Senior Secured	July 2027	Prime + 1.95%, Floor rate 9.95%, 6.85% Exit Fee	$38,500	39,321	39,614	(13)(15)(17)
Marathon Health, LLC	Senior Secured	February 2029	Prime + 0.75%, Floor rate 8.75%, PIK Interest 2.25%, 3.00% Exit Fee	$168,301	167,702	168,880	(14)(16)(17)
	Senior Secured	February 2029	Prime + 3.00%, Floor rate 11.00%	$5,000	5,000	5,000	(16)(17)
Total Marathon Health, LLC				$173,301	172,702	173,880
Modern Life, Inc.	Senior Secured	February 2027	Prime + 2.75%, Floor rate 8.75%, 5.00% Exit Fee	$18,200	18,391	18,402	(13)
NeueHealth, Inc.	Senior Secured	June 2028	Prime + 1.15%, Floor rate 9.65%, PIK Interest 2.50%, 2.50% Exit Fee	$25,188	24,483	24,449	(12)(14)
Recover Together, Inc.	Senior Secured	July 2027	Prime + 1.90%, Floor rate 10.15%, 7.50% Exit Fee	$45,000	45,705	44,769	(13)
Strive Health Holdings, LLC	Senior Secured	September 2027	Prime + 0.70%, Floor rate 9.20%, 5.95% Exit Fee	$30,000	29,905	30,521	(15)
Vida Health, Inc.	Senior Secured	October 2026	Prime - 2.75% Floor rate 5.75%, PIK Interest 5.35%, 4.95% Exit Fee	$37,248	38,018	37,396	(11)(14)
WellBe Senior Medical, LLC	Senior Secured	May 2029	Prime + 0.75%, Floor rate 7.75%, PIK Interest 2.65%, 6.75% Exit Fee	$28,468	28,413	27,410	(14)(15)(17)
Subtotal: Healthcare Services, Other (30.79%)*					619,669	615,911
Information Services
Saama Technologies, LLC	Senior Secured	July 2027	Prime + 0.70%, Floor rate 8.95%, PIK Interest 2.00%, 2.95% Exit Fee	$19,878	19,891	20,313	(12)(14)
Subtotal: Information Services (1.02%)*					19,891	20,313
Manufacturing Technology
VulcanForms Inc.	Senior Secured	January 2028	Prime + 4.25%, Floor rate 11.25%, 4.25% Exit Fee	$20,000	19,860	19,860	(19)
Subtotal: Manufacturing Technology (0.99%)*					19,860	19,860
Medical Devices & Equipment
Orchestra BioMed Holdings, Inc.	Senior Secured	November 2028	Prime + 2.00%, Floor rate 9.50%, 6.35% Exit Fee	$15,000	14,821	14,821	(6)(15)
Senseonics Holdings, Inc.	Senior Secured	September 2027	Prime + 1.40%, Floor rate 9.90%, 6.95% Exit Fee	$30,625	31,011	31,621	(11)
Sight Sciences, Inc.	Senior Secured	July 2028	Prime + 2.35%, Floor rate 10.35%, 5.95% Exit Fee	$28,000	27,967	28,230	(6)
Subtotal: Medical Devices & Equipment (3.73%)*					73,799	74,672
Software
Alchemer LLC	Senior Secured	May 2028	1-month SOFR + 8.14%, Floor rate 9.14%	$20,310	20,002	20,310	(13)(17)(18)
Allvue Systems, LLC	Senior Secured	September 2029	3-month SOFR + 6.50%, Floor rate 7.50%	$42,564	41,738	41,783	(17)
AlphaSense, Inc.	Senior Secured	June 2029	3-month SOFR + 6.25%, Floor rate 8.25%	$20,000	19,823	19,824	(11)(17)
Annex Cloud	Senior Secured	February 2027	3-month SOFR + 10.00%, Floor rate 11.00%	$11,007	10,874	3,404	(8)(13)(18)
Armis, Inc.	Senior Secured	March 2028	Prime + 0.00%, Floor rate 7.50%, PIK Interest 2.00%, 2.25% Exit Fee	$50,987	50,838	51,220	(12)(14)(17)
	Senior Secured	March 2028	Prime + 1.25%, Floor rate 7.50%, PIK Interest 2.00%, 2.25% Exit Fee	$25,276	25,141	25,048	(14)(17)
Total Armis, Inc.				$76,263	75,979	76,268
Babel Street	Senior Secured	December 2027	3-month SOFR + 8.00%, Floor rate 9.00%	$65,173	63,986	64,584	(15)(17)(18)
Behavox Limited	Senior Secured	September 2027	Prime - 0.55%, Floor rate 7.45%, PIK Interest 3.00%, 4.95% Exit Fee	$10,626	10,618	10,475	(5)(10)(14)(17)
Brain Corporation	Senior Secured	September 2028	Prime + 1.35%, Floor rate 9.85%, PIK Interest 2.50%, 3.95% Exit Fee	$32,209	31,984	32,171	(13)(14)
Carbyne, Inc.	Senior Secured	February 2029	Prime + 3.50%, Floor rate 10.00%, 3.50% Exit Fee	$7,450	7,367	7,367
Ceros, Inc.	Senior Secured	September 2026	3-month SOFR + 8.99%, Floor rate 9.89%	$22,762	22,548	22,146	(18)
CoreView USA, Inc.	Senior Secured	January 2029	Prime + 2.75%, Floor rate 9.25%, 4.95% Exit Fee	$25,000	24,805	24,805	(6)(17)
Coronet Cyber Security Ltd.	Senior Secured	October 2028	Prime - 2.95%, Floor rate 3.55%, PIK Interest 5.85%	$8,718	8,579	8,359	(14)(17)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Dashlane, Inc.	Senior Secured	December 2027	Prime + 3.05%, Floor rate 11.55%, PIK Interest 1.10%, 6.28% Exit Fee	$45,601	$46,814	$47,902	(11)(13)(14)(17)(19)
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 8.01%, Floor rate 8.76%	$8,628	8,478	8,312	(17)(18)
DocPlanner	Senior Secured	January 2030	Prime + 2.75%, Floor rate 9.75%, 4.25% Exit Fee	€68,200	69,353	73,090	(5)(10)(17)
Dragos, Inc.	Senior Secured	July 2027	Prime + 2.00%, Floor rate 8.75%, PIK Interest 2.00%, 2.00% Exit Fee	$13,079	12,512	12,544	(14)(17)
DroneDeploy, Inc.	Senior Secured	November 2028	Prime + 2.45%, Floor rate 9.95%, 5.00% Exit Fee	$9,375	9,292	9,286	(13)(17)
Earnix, Inc.	Senior Secured	June 2029	Prime - 1.15%, Floor rate 5.35%, PIK Interest 4.45%	$19,380	19,082	19,161	(11)(14)(17)
Elation Health, Inc.	Senior Secured	April 2029	Prime + 1.75%, Floor rate 9.25%, PIK Interest 1.30%, 3.95% Exit Fee	$13,456	13,020	13,020	(11)(19)
Fortified Health Security	Senior Secured	December 2027	1-month SOFR + 7.64%, Floor rate 8.54%	$6,983	6,873	6,919	(11)(17)(18)
Harness, Inc.	Senior Secured	March 2029	Prime - 2.25%, Floor rate 5.25%, Cap rate 6.50%, PIK Interest 6.25%, 1.00% Exit Fee	$29,994	29,677	29,811	(14)(17)(19)
iGrafx, LLC	Senior Secured	May 2027	1-month SOFR + 8.61%, Floor rate 9.51%, 0.47% Exit Fee	$4,937	4,875	4,856	(18)
iSpot.tv, Inc.	Senior Secured	January 2029	Prime + 2.25%, Floor rate 8.75%, PIK Interest 1.00%, 5.70% Exit Fee	$8,257	8,178	8,178	(14)(17)(19)
Khoros	Senior Secured	January 2025	3-month SOFR + 4.50%, Floor rate 5.50%, PIK Interest 4.50%	$61,341	61,317	16,180	(8)(14)(24)
Leapwork ApS	Senior Secured	February 2026	Prime + 0.25%, Floor rate 7.00%, PIK Interest 1.95%, 2.70% Exit Fee	$8,929	8,974	8,974	(5)(10)(12)(14)
LinenMaster, LLC	Senior Secured	August 2028	1-month SOFR + 6.25%, Floor rate 7.25%, PIK Interest 2.15%	$15,512	15,285	15,515	(12)(14)(17)
Loftware, Inc.	Senior Secured	March 2028	3-month SOFR + 7.88%, Floor rate 8.88%	$27,206	26,757	27,206	(17)(18)
LogicSource	Senior Secured	July 2027	1-month SOFR + 8.93%, Floor rate 9.93%	$13,111	12,955	13,111	(17)(18)
LogRhythm, Inc.	Senior Secured	July 2029	3-month SOFR + 7.50%, Floor rate 8.50%	$25,000	24,334	24,346	(17)
Marigold Group, Inc.	Senior Secured	November 2026	PIK Interest 6-month SOFR + 10.55%, Floor rate 11.55%	$40,264	39,822	34,001	(13)(14)(19)
Mobile Solutions Services	Senior Secured	December 2025	6-month SOFR + 9.31%, Floor rate 10.06%	$18,366	18,270	17,716	(18)
Morphisec Information Security 2014 Ltd.	Senior Secured	October 2027	Prime + 3.45%, Floor rate 11.70%, 5.95% Exit Fee	$10,000	9,926	9,926	(5)(10)
New Relic, Inc.	Senior Secured	November 2030	1-month SOFR + 6.75%, Floor rate 7.75%	$21,890	21,417	21,346	(17)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$7,631	7,493	7,631	(11)(17)(18)
PayIt, LLC	Senior Secured	December 2028	Prime +1.45%, Floor rate 7.95%, PIK Interest 1.50%, 5.00% Exit Fee	$12,048	11,961	11,961	(6)(14)(15)(17)(19)
Pindrop Security, Inc.	Senior Secured	June 2029	Prime + 3.50%, Floor rate 10.00%, 2.00% Exit Fee	$31,000	30,611	30,849	(15)(17)
Remodel Health Holdco, LLC	Senior Secured	December 2028	Prime + 2.35%, Floor rate 10.35%, 6.50% Exit Fee	$25,000	24,818	24,399	(6)(15)
Reveleer	Senior Secured	February 2027	Prime + 0.65%, Floor rate 9.15%, PIK Interest 2.00%, 5.05% Exit Fee	$36,528	36,765	36,825	(14)(15)(17)
Semperis Technologies Inc.	Senior Secured	April 2028	Prime - 1.75%, Floor rate 6.75%, PIK Interest 3.25%	$22,936	22,787	23,464	(11)(14)(17)(19)
ShadowDragon, LLC	Senior Secured	December 2026	3-month SOFR + 8.88%, Floor rate 9.78%	$6,000	5,927	5,925	(17)(18)
Simon Data, Inc.	Senior Secured	March 2027	Prime + 1.00%, Floor rate 8.75%, PIK Interest 1.95%, 2.95% Exit Fee	$12,919	13,020	12,881	(12)(14)
Sisense Ltd.	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.50%, PIK Interest 1.95%, 5.95% Exit Fee	$33,638	34,189	34,212	(5)(10)(14)
Smartsheet Inc.	Senior Secured	January 2031	3-month SOFR + 6.50%, Floor rate 7.25%	$46,785	45,870	45,870	(17)
Snappt, Inc.	Senior Secured	April 2029	Prime + 2.35%, Floor rate 8.85%, PIK Interest 1.00%, 4.25% Exit Fee	$20,000	19,769	19,769	(6)(15)
Streamline Healthcare Solutions	Senior Secured	March 2028	3-month SOFR + 7.25%, Floor rate 8.25%	$17,600	17,342	17,514	(11)(13)(17)(18)
Sumo Logic, Inc.	Senior Secured	May 2030	6-month SOFR + 6.50%, Floor rate 7.50%	$23,000	22,537	22,625	(17)
Suzy, Inc.	Senior Secured	August 2027	Prime + 1.75%, Floor rate 10.00%, PIK Interest 1.95%, 3.45% Exit Fee	$24,460	24,237	24,686	(6)(14)(15)(17)
TaxCalc	Senior Secured	November 2029	Daily SONIA + 8.17%, Floor rate 8.67%	£7,500	9,527	9,502	(5)(10)(17)(18)
ThreatConnect, Inc.	Senior Secured	May 2026	3-month SOFR + 9.15%, Floor rate 10.00%	$12,254	12,158	12,241	(18)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Tipalti Solutions Ltd.	Senior Secured	April 2029	Prime + 0.45%, Floor rate 6.45%, PIK Interest 2.30%	$75,000	$74,571	$74,571	(16)
	Senior Secured	April 2029	Prime + 0.45%, Floor rate 6.45%, PIK Interest 2.30%, 3.75% Exit Fee	$42,000	41,763	41,763	(16)
Total Tipalti Solutions Ltd.				$117,000	116,334	116,334
Zappi, Inc.	Senior Secured	December 2027	3-month SOFR + 8.03%, Floor rate 9.03%	$12,696	12,505	12,667	(5)(10)(13)(17)(18)
Zimperium, Inc.	Senior Secured	May 2027	3-month SOFR + 8.31%, Floor rate 9.31%	$14,790	14,633	14,370	(17)(18)
Subtotal: Software (61.81%)*					1,287,997	1,236,621
Space Technologies
Voyager Technologies, Inc.	Senior Secured	July 2028	Prime + 1.25%, Floor rate 9.75%, PIK Interest 2.50%, 5.50% Exit Fee	$45,724	45,767	49,505	(11)(14)(15)
Subtotal: Space Technologies (2.47%)*					45,767	49,505
Sustainable and Renewable Technology
Electric Hydrogen Co.	Senior Secured	May 2028	Prime + 2.25%, Floor rate 10.75%, PIK Interest 1.25%, 4.89% Exit Fee	$20,190	19,866	19,903	(14)(15)(19)
Subtotal: Sustainable and Renewable Technology (0.99%)*					19,866	19,903
Total: Debt Investments (186.90%)*					$3,785,290	$3,739,234

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Equity Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Equity	2/21/2024	Preferred Series C	503,778	$1,500	$970
Subtotal: Biotechnology Tools (0.05%)*					1,500	970
Consumer & Business Products
Fabletics, Inc.	Equity	4/30/2010	Common Stock	42,989	128	19
	Equity	7/16/2013	Preferred Series B	130,191	1,101	172
Total Fabletics, Inc.				173,180	1,229	191
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	12,260	433	17	(4)
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	172,328	13	158
Subtotal: Consumer & Business Products (0.02%)*					1,675	366
Consumer & Business Services
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	216,073	1,151	632	(5)(10)
Jobandtalent USA, Inc.	Equity	2/11/2025	Preferred Series F	47,754	563	563	(5)(10)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	1,196	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	142	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	405
	Equity	10/25/2016	Preferred Series A-1	108,710	632	154
Total OfferUp, Inc.				394,790	2,295	559
Oportun	Equity	6/28/2013	Common Stock	48,365	577	266	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	39	—
Rhino Labs, Inc.	Equity	1/24/2022	Common Stock	7,063	1,000	—
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	$900	$2	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	7	(7)
	Equity	12/29/2023	Preferred Series C	3,235,298	13,263	3,729	(7)
Total Tectura Corporation				419,230,161	14,163	3,738
Worldremit Group Limited	Equity	6/24/2024	Preferred Series X	9,737	922	977	(5)(10)
Subtotal: Consumer & Business Services (0.40%)*					26,973	8,073
Diversified Financial Services
Gibraltar Acquisition, LLC	Equity	3/1/2018	Member Units	1	34,006	22,110	(7)(20)
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	12,035	45,017	(7)(23)
Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	403	456
Subtotal: Diversified Financial Services (3.38%)*					46,444	67,583
Drug Delivery
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	680	1,500	1	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	—
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	3	(4)
Talphera, Inc.	Equity	12/10/2018	Common Stock	8,836	1,329	4	(4)
Subtotal: Drug Delivery (0.00%)*					3,638	8
Drug Discovery & Development
Akero Therapeutics, Inc.	Equity	3/8/2024	Common Stock	34,483	1,000	1,396	(4)(10)
Arcus Biosciences, Inc.	Equity	2/19/2025	Common Stock	204,545	2,250	1,606	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	42	1,000	—	(4)
Axsome Therapeutics, Inc.	Equity	5/9/2022	Common Stock	127,021	4,165	14,815	(4)(10)(16)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	833	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	7,997	(4)
Dare Biosciences, Inc.	Equity	1/8/2015	Common Stock	1,129	1,000	3	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	259	(4)(10)
Heron Therapeutics, Inc.	Equity	7/25/2023	Common Stock	364,963	500	803	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	217	(15)
HilleVax, Inc.	Equity	5/3/2022	Common Stock	235,295	4,000	341	(4)
Kura Oncology, Inc.	Equity	6/16/2023	Common Stock	47,826	550	316	(4)(10)
Madrigal Pharmaceutical, Inc.	Equity	9/29/2023	Common Stock	5,100	774	1,689	(4)(10)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	1,134	(5)(10)
Phathom Pharmaceuticals, Inc.	Equity	6/9/2023	Common Stock	147,233	1,730	923	(4)(10)(16)
Rafael Holdings, Inc. (p.k.a. Cyclo Therapeutics, Inc.)	Equity	4/6/2021	Common Stock	47	42	—	(4)(10)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	6	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	31	(4)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	182	(4)(5)(10)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	$3,000	$748
	Equity	10/31/2022	Preferred Series C	170,102	1,000	630
Total Valo Health, LLC				680,410	4,000	1,378
Verge Analytics, Inc.	Equity	9/6/2023	Preferred Series C	208,588	1,500	1,446
Viridian Therapeutics, Inc.	Equity	11/6/2023	Common Stock	32,310	400	436	(4)(10)
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	1,566,064	2,945	370	(4)
Subtotal: Drug Discovery & Development (1.81%)*					38,817	36,181
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	267
Shield AI, Inc.	Equity	2/7/2025	Preferred Series F1	28,900	2,250	2,250	(16)
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	543
Subtotal: Electronics & Computer Hardware (0.15%)*					4,400	3,060
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	41,286	5,094	—
Carbon Health Technologies, Inc.	Equity	3/30/2021	Common Stock	390,809	1,910	—
Click Therapeutics, Inc.	Equity	5/20/2024	Common Stock	560,000	1,662	1,900	(15)
Curana Health Holdings, LLC	Equity	5/13/2024	Common Units	1,114,380	2,500	2,983
Main Street Rural, Inc.	Equity	10/28/2024	Preferred Series D	496	873	1,018
WellBe Senior Medical, LLC	Equity	6/10/2024	Common Units	181,163	1,600	1,535
Subtotal: Healthcare Services, Other (0.37%)*					13,639	7,436
Information Services
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	4,604
Subtotal: Information Services (0.23%)*					3,825	4,604
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	—	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	47	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	47
Subtotal: Medical Devices & Equipment (0.00%)*					250	47
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	97
Subtotal: Semiconductors (0.00%)*					160	97
Software
Armis, Inc.	Equity	10/18/2024	Preferred Series D	294,213	2,000	1,765
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	2,406	2,406	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	—
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	270	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	759	(5)(10)
Total Contentful Global, Inc.				149,500	638	1,029
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
DNAnexus, Inc.	Equity	3/21/2014	Preferred Series C	51,948	$97	$4
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	164
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	4,481
	Equity	8/24/2017	Preferred Series 3	93,620	300	931
Total Druva Holdings, Inc.				552,461	1,300	5,412
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Leapwork ApS	Equity	8/25/2023	Preferred Series B2	183,073	250	113	(5)(10)
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	26
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	1,559	(4)
SingleStore, Inc.	Equity	11/25/2020	Preferred Series E	580,983	2,000	1,850
	Equity	8/12/2021	Preferred Series F	52,956	280	206
Total SingleStore, Inc.				633,939	2,280	2,056
SirionLabs Pte. Ltd.	Equity	6/30/2024	Preferred Series F1	152,250	1,792	1,590	(5)(10)
Verana Health, Inc.	Equity	7/8/2021	Common Stock	23,814	2,000	79
Subtotal: Software (0.81%)*					22,524	16,203
Sustainable and Renewable Technology
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	115
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	2,007
SUNation Energy, Inc.	Equity	12/10/2020	Common Stock	405	3,153	—	(4)
Subtotal: Sustainable and Renewable Technology (0.11%)*					10,153	2,122
Total: Equity Investments (7.34%)*					$173,998	$146,750
Warrant Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Preferred Series C	75,567	36	60
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	460	50	(12)
Subtotal: Biotechnology Tools (0.01%)*					496	110
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	486,097	242	158	(12)
Subtotal: Communications & Networking (0.01%)*					242	158
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	17	773
Subtotal: Consumer & Business Products (0.04%)*					245	773
Consumer & Business Services
Altumint, Inc.	Warrant	10/31/2024	Common Stock	1,701	127	97	(15)
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	46	(5)(10)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
	Warrant	2/13/2024	Preferred Series D-4	109,257	$20	$8	(5)(10)
Total Carwow LTD				283,420	184	54
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	—
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	101	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	8
Plentific Ltd	Warrant	10/3/2023	Ordinary Shares	27,298	60	28	(5)(10)
Provi	Warrant	12/22/2022	Common Stock	117,042	166	28	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	—	(15)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,604,724	1,242	4,342	(12)(16)
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	57	9
	Warrant	8/23/2019	Preferred Series B	444,444	83	1
Total Skyword, Inc.				2,051,587	140	10
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	—
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	—
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	—
Total Snagajob.com, Inc.				3,611,537	860	—
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	343,497	985	938
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	4	(12)
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	90	(5)(10)
	Warrant	8/27/2021	Preferred Series E	1,868	26	—	(5)(10)
Total Worldremit Group Limited				79,083	155	90
Subtotal: Consumer & Business Services (0.28%)*					4,690	5,700
Diversified Financial Services
Next Insurance, Inc.	Warrant	2/3/2023	Common Stock	522,930	214	1,331
Subtotal: Diversified Financial Services (0.07%)*					214	1,331
Drug Discovery & Development
Akero Therapeutics, Inc.	Warrant	6/15/2022	Common Stock	32,129	330	812	(4)(10)
AmplifyBio, LLC	Warrant	12/27/2022	Class A Units	69,239	238	—	(15)
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	61,004	1,290	2,842	(4)(10)(12)(16)
bluebird bio, Inc.	Warrant	3/15/2024	Common Stock	111,206	1,744	—
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	27	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	—	(4)
COMPASS Pathways plc	Warrant	6/30/2023	Ordinary Shares	75,376	278	21	(4)(5)(10)
Curevo, Inc.	Warrant	6/9/2023	Common Stock	95,221	233	313	(15)
enGene, Inc.	Warrant	12/22/2023	Common Stock	43,689	118	52	(4)(5)(10)
Heron Therapeutics, Inc.	Warrant	8/9/2023	Common Stock	238,095	228	257	(4)(15)
Kineta, Inc.	Warrant	12/20/2019	Common Stock	2,202	110	—	(4)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	6	(4)(10)(15)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Madrigal Pharmaceutical, Inc.	Warrant	5/9/2022	Common Stock	13,229	$570	$2,309	(4)(10)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	5	(4)(10)(12)(15)(16)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	17	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	—	(4)
SynOx Therapeutics Limited	Warrant	4/18/2024	Preferred Series B	251,195	83	68	(5)(10)
TG Therapeutics, Inc.	Warrant	12/30/2021	Common Stock	117,168	721	2,387	(4)(10)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	18
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	1,392,787	510	19	(4)
Subtotal: Drug Discovery & Development (0.46%)*					8,285	9,153
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	21	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,503	34	45
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	201
Subtotal: Electronics & Computer Hardware (0.01%)*					692	267
Healthcare Services, Other
Curana Health Holdings, LLC	Warrant	1/4/2024	Common Units	447,410	156	666
Modern Life, Inc.	Warrant	3/30/2023	Common Stock	52,665	210	117
NeueHealth, Inc.	Warrant	6/21/2024	Common Stock	185,625	716	940	(4)(12)
Recover Together, Inc.	Warrant	7/3/2023	Common Stock	194,830	382	128
Strive Health Holdings, LLC	Warrant	9/28/2023	Common Units	129,400	278	358	(15)
Vida Health, Inc.	Warrant	3/28/2022	Preferred Series E	192,431	121	—
Subtotal: Healthcare Services, Other (0.11%)*					1,863	2,209
Information Services
NetBase Quid, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	—
Signal Media Limited	Warrant	6/29/2022	Common Stock	129,638	57	6	(5)(10)
Subtotal: Information Services (0.00%)*					413	6
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	615
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	147
VulcanForms Inc.	Warrant	1/30/2025	Common Stock	83,262	37	31
Subtotal: Manufacturing Technology (0.04%)*					1,102	793
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	369,370	67	114
Subtotal: Media/Content/Info (0.01%)*					67	114
Medical Devices & Equipment
Orchestra BioMed Holdings, Inc.	Warrant	11/6/2024	Common Stock	52,264	180	105	(4)(6)(15)
Outset Medical, Inc.	Warrant	9/27/2013	Common Stock	4,185	401	4	(4)
Senseonics Holdings, Inc.	Warrant	9/8/2023	Common Stock	1,032,718	276	302	(4)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Sight Sciences, Inc.	Warrant	1/22/2024	Common Stock	113,247	$363	$108	(4)(6)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	—	(4)
Subtotal: Medical Devices & Equipment (0.03%)*					1,281	519
Semiconductors
Achronix Semiconductor Corporation	Warrant	6/26/2015	Preferred Series D-2	750,000	99	328
Subtotal: Semiconductors (0.02%)*					99	328
Software
Aria Systems, Inc.	Warrant	5/22/2015	Preferred Series G	231,535	74	—
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	448	277
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	581
Brain Corporation	Warrant	10/4/2021	Common Stock	435,396	215	118
Carbyne, Inc.	Warrant	2/24/2025	Ordinary Shares	11,408	24	19
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	52
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	—
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	790	(5)(10)
Coronet Cyber Security Ltd.	Warrant	9/26/2024	Ordinary Shares	39,183	254	208
Couchbase, Inc.	Warrant	4/25/2019	Common Stock	105,350	462	698	(4)
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	26	51	(5)(10)(12)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	770,838	461	1,149
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	74
Dragos, Inc.	Warrant	6/28/2023	Common Stock	57,528	1,575	936
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	339
Earnix, Inc.	Warrant	6/6/2024	Common Stock	20,762	219	313
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	612,166	739	382
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	10
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	231
Harness, Inc.	Warrant	3/12/2024	Common Stock	193,618	534	480
Kore.ai, Inc.	Warrant	3/31/2023	Preferred Series C	64,293	208	79
Leapwork ApS	Warrant	1/23/2023	Common Stock	93,211	39	24	(5)(10)(12)
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series LB-2	86,984	131	26
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	275
Morphisec Information Security 2014 Ltd.	Warrant	10/1/2024	Ordinary Shares	200,115	104	120	(5)(10)
Pindrop Security, Inc.	Warrant	6/26/2024	Common Stock	134,542	494	417	(15)
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	589
Semperis Technologies Inc.	Warrant	4/23/2024	Common Stock	72,122	114	191
Simon Data, Inc.	Warrant	3/22/2023	Common Stock	77,934	96	14	(12)
SingleStore, Inc.	Warrant	4/28/2020	Preferred Series D	312,596	103	452
Sisense Ltd.	Warrant	6/8/2023	Ordinary Shares	321,956	174	62	(5)(10)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Suzy, Inc.	Warrant	8/24/2023	Common Stock	292,936	$367	$256	(6)(15)
Tipalti Solutions Ltd.	Warrant	3/22/2023	Ordinary Shares	509,753	360	274	(10)(16)
	Warrant	3/27/2025	Ordinary Shares	473,266	136	128	(16)
Total Tipalti Solutions Ltd.				983,019	496	402
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	4	(15)
Subtotal: Software (0.48%)*					10,869	9,619
Space Technologies
Capella Space Corp.	Warrant	10/21/2021	Common Stock	176,200	207	22	(15)
Subtotal: Space Technologies (0.00%)*					207	22
Sustainable and Renewable Technology
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	83
Electric Hydrogen Co.	Warrant	3/27/2024	Common Stock	246,618	507	288	(15)
Subtotal: Sustainable and Renewable Technology (0.02%)*					559	371
Total: Warrant Investments (1.57%)*					$31,324	$31,473
Total Investments in Securities (195.81%)*					$3,990,612	$3,917,457
Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			$2,847	$5,236	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			1,242	1,387	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.33%)*					4,089	6,623
Software
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			381	370	(5)(10)
Subtotal: Software (0.02%)*					381	370
Total: Investment Funds & Vehicles Investments (0.35%)*					$4,470	$6,993
Total Investments before Cash & Cash Equivalents (196.16%)*					$3,995,082	$3,924,450
Cash & Cash Equivalents
GS Financial Square Government Fund	Cash & Cash Equivalents		FGTXX/38141W273		$26,000	$26,000
Total: Investments in Cash & Cash Equivalents (1.30%)*					$26,000	$26,000
Total: Investments after Cash & Cash Equivalents (197.46%)*					$4,021,082	$3,950,450

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Value
Great British Pound (GBP)	6/3/2025	Goldman Sachs Bank USA	£20,511	Sold	$26,178	$(301)
Total Foreign Currency Forward ((0.02%))*					$26,178	$(301)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2025 (unaudited)
(dollars in thousands)
*Value as a percent of net assets. All amounts are stated in U.S. Dollars unless otherwise noted. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(1)Prime represents 7.50% as of March 31, 2025. 1-month SOFR, 3-month SOFR and 6-month SOFR represent 4.32%, 4.29%, and 4.19%, respectively, as of March 31, 2025.
(2)Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $110.7 million, $181.0 million and $70.3 million, respectively. The tax cost of investments is $4.0 billion.
(3)Preferred and common stock, warrants, and equity interests are generally non-income producing.
(4)Except for warrants in 21 publicly traded companies and common stock in 28 publicly traded companies, all investments are restricted as of March 31, 2025 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s valuation committee (the “Valuation Committee”) and approved by the board of directors (the “Board”).
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
(8)Debt is on non-accrual status as of March 31, 2025, and is therefore considered non-income producing.
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
(16)Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of March 31, 2025.
(17)Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of March 31, 2025 (Refer to “Note 11 - Commitments and Contingencies”).
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
(21)Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of Common Stock for Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of March 31, 2025, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $2.4 million.
(22)Denotes the security holds rights to royalty fee income associated with certain products of the portfolio company. The approximate cost and fair value of the royalty contract are $11.9 million and $11.7 million, respectively.
(23)Hercules Adviser LLC is owned by Hercules Capital Management LLC and presented with Hercules Partner Holdings, LLC which are both wholly owned by the Company. Please refer to “Note 1 – Description of Business” for additional disclosure.
(24)Denotes that the debt investment remains outstanding beyond its stated maturity date as it is subject to an ongoing workout process.
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Debt Investments
Biotechnology Tools
PathAI, Inc.	Senior Secured	January 2027	Prime + 2.15%, Floor rate 9.15%, 7.85% Exit Fee	$32,000	$32,801	$33,788	(12)(13)
Subtotal: Biotechnology Tools (1.70%)*					32,801	33,788
Communications & Networking
Aryaka Networks, Inc.	Senior Secured	December 2028	Prime + 1.80%, Floor rate 9.30%, PIK Interest 1.25%, 6.73% Exit Fee	$27,926	27,693	27,491	(17)(19)
Subtotal: Communications & Networking (1.38%)*					27,693	27,491
Consumer & Business Services
Altumint, Inc.	Senior Secured	December 2027	Prime + 3.65%, Floor rate 12.15%, 2.50% Exit Fee	$10,000	9,916	10,140	(15)
Carwow LTD	Senior Secured	December 2027	Prime + 4.70%, Floor rate 11.45%, PIK Interest 1.45%, 4.95% Exit Fee	£20,361	27,818	25,264	(5)(10)(14)
GoEuro Travel GmbH	Senior Secured	November 2029	Prime + 3.45%, Floor rate 10.45%, 4.50% Exit Fee	$48,750	48,276	48,276	(5)(10)(17)
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 11.50%	$25,687	25,687	26,869	(9)(14)
Jobandtalent USA, Inc.	Senior Secured	August 2025	1-month SOFR + 8.86%, Floor rate 9.75%, 2.89% Exit Fee	$13,011	13,276	12,994	(5)(10)
Plentific Ltd	Senior Secured	October 2026	Prime + 2.55%, Floor rate 11.05%, 2.95% Exit Fee	$3,325	3,282	3,340	(5)(10)(13)
Provi	Senior Secured	December 2026	Prime + 4.40%, Floor rate 10.65%, 2.95% Exit Fee	$15,000	15,093	15,176	(15)
Riviera Partners LLC	Senior Secured	April 2027	3-month SOFR + 8.27%, Floor rate 9.27%	$36,493	36,104	35,017	(18)
RVShare, LLC	Senior Secured	December 2026	3-month SOFR + 5.50%, Floor rate 6.50%, PIK Interest 4.00%	$30,073	29,798	29,678	(13)(14)(15)
SeatGeek, Inc.	Senior Secured	May 2026	Prime + 7.00%, Floor rate 10.50%, PIK Interest 0.50%, 4.00% Exit Fee	$25,327	25,413	25,821	(11)(14)(16)
	Senior Secured	July 2026	Prime + 2.50%, Floor rate 10.75%, PIK Interest 0.50%, 3.00% Exit Fee	$78,038	77,438	79,691	(12)(14)(16)
Total SeatGeek, Inc.				$103,365	102,851	105,512
Skyword, Inc.	Senior Secured	November 2027	Prime + 2.75%, Floor rate 9.25%, PIK Interest 1.75%, 3.00% Exit Fee	$6,587	6,715	6,637	(13)(14)
Tectura Corporation	Senior Secured	January 2027	FIXED 8.25%	$8,250	8,250	8,027	(7)
Thumbtack, Inc.	Senior Secured	March 2028	Prime + 2.45%, Floor rate 10.95%, PIK Interest 1.50%	$20,918	20,561	21,192	(11)(14)(17)
Veem, Inc.	Senior Secured	March 2027	Prime + 4.00%, Floor rate 12.00%, PIK Interest 1.25%, 4.50% Exit Fee	$5,172	5,350	5,322	(13)(14)
	Senior Secured	March 2027	Prime + 4.70%, Floor rate 12.70%, PIK Interest 1.50%, 4.50% Exit Fee	$5,188	5,370	5,342	(12)(14)
Total Veem, Inc.				$10,360	10,720	10,664
Subtotal: Consumer & Business Services (18.03%)*					358,347	358,786
Diversified Financial Services
Gibraltar Acquisition, LLC	Unsecured	September 2026	FIXED 3.45%, PIK Interest 8.05%	$26,569	26,337	26,337	(7)(14)(20)
	Unsecured	September 2026	FIXED 11.95%	$10,000	9,875	9,875	(7)(20)
Total Gibraltar Acquisition, LLC				$36,569	36,212	36,212
Hercules Adviser LLC	Unsecured	June 2025	FIXED 5.00%	$12,000	12,000	12,000	(7)(23)
Next Insurance, Inc.	Senior Secured	February 2028	Prime - 1.50%, Floor rate 4.75%, PIK Interest 5.50%	$11,070	10,918	11,174	(13)(14)(19)
Subtotal: Diversified Financial Services (2.98%)*					59,130	59,386
Drug Discovery & Development
Adaptimmune Therapeutics plc	Senior Secured	June 2029	Prime + 1.15%, Floor rate 9.65%, PIK Interest 2.00%, 5.85% Exit Fee	$30,260	30,121	31,198	(5)(10)(11)(14)
Akero Therapeutics, Inc.	Senior Secured	March 2027	Prime + 3.65%, Floor rate 7.65%, 5.85% Exit Fee	$17,500	17,706	18,005	(10)(13)(17)
Aldeyra Therapeutics, Inc.	Senior Secured	April 2026	Prime + 3.10%, Floor rate 11.10%, 8.90% Exit Fee	$15,000	15,046	15,153	(11)
Alector, Inc.	Senior Secured	December 2028	Prime + 1.05%, Floor rate 8.05%, 4.75% Exit Fee	$7,000	6,930	6,930	(6)(10)(15)(17)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
AmplifyBio, LLC	Senior Secured	January 2027	Prime + 2.50%, Floor rate 9.50%, Cap rate 10.75%, 5.85% Exit Fee	$24,000	$24,640	$24,940	(15)
Arcus Biosciences, Inc.	Senior Secured	September 2029	Prime + 1.95%, Floor rate 10.45%, 7.75% Exit Fee	$37,500	37,379	37,379	(6)(10)(15)(17)
ATAI Life Sciences N.V.	Senior Secured	August 2026	Prime + 4.30%, Floor rate 9.05%, 6.95% Exit Fee	$14,000	14,442	14,385	(5)(10)(17)
Axsome Therapeutics, Inc.	Senior Secured	January 2028	Prime + 2.20%, Floor rate 9.95%, Cap rate 10.70%, 5.78% Exit Fee	$143,350	145,451	152,945	(10)(11)(12)(16)
bluebird bio, Inc.	Senior Secured	April 2029	Prime + 1.45%, Floor rate 9.95%, PIK Interest 2.45%, 6.45% Exit Fee	$65,655	64,028	55,344	(14)
Braeburn, Inc.	Senior Secured	October 2028	Prime + 2.45%, Floor rate 10.95%, PIK Interest 1.10%, 5.45% Exit Fee	$53,192	53,374	55,626	(14)
COMPASS Pathways plc	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.75%, PIK Interest 1.40%, 4.75% Exit Fee	$24,490	24,613	25,608	(5)(10)(11)(14)
Corium, Inc.	Senior Secured	September 2026	Prime + 5.70%, Floor rate 8.95%, 7.75% Exit Fee	$105,225	109,543	109,178	(13)(16)
Disc Medicine, Inc.	Senior Secured	December 2029	Prime + 1.75%, Floor rate 8.25%, 6.75% Exit Fee	$22,500	22,363	22,363	(6)(10)(15)(17)
Eloxx Pharmaceuticals, Inc.	Senior Secured	April 2025	Prime + 6.25%, Floor rate 9.50%, 4.00% Exit Fee	$489	988	988	(15)
enGene, Inc.	Senior Secured	January 2028	Prime + 0.75%, Floor rate 9.25%, Cap rate 9.75%, PIK Interest 1.15%, 5.50% Exit Fee	$15,924	16,015	16,149	(5)(10)(14)
Heron Therapeutics, Inc.	Senior Secured	February 2026	Prime + 1.70%, Floor rate 9.95%, PIK Interest 1.50%, 3.00% Exit Fee	$20,404	20,484	21,014	(14)(15)(17)
Hibercell, Inc.	Senior Secured	May 2025	Prime + 5.40%, Floor rate 8.65%, 4.95% Exit Fee	$3,963	4,755	4,749	(13)(15)
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 6.05% Exit Fee	$5,500	5,622	5,721	(10)(15)
Madrigal Pharmaceutical, Inc.	Senior Secured	May 2027	Prime + 2.45%, Floor rate 8.25%, 5.35% Exit Fee	$78,200	79,896	82,775	(10)(13)
NorthSea Therapeutics	Convertible Debt	December 2025	FIXED 6.00%	$273	273	273	(5)(9)(10)
Phathom Pharmaceuticals, Inc.	Senior Secured	December 2027	Prime + 1.35%, Floor rate 9.85%, Cap rate 10.35%, PIK Interest 2.15%, 6.22% Exit Fee	$169,234	171,805	176,130	(6)(10)(12)(14) (15)(16)(22)
Replimune Group, Inc.	Senior Secured	October 2027	Prime + 1.75%, Floor rate 7.25%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$31,889	32,294	33,745	(10)(12)(13)(14)
SynOx Therapeutics Limited	Senior Secured	May 2027	Prime + 1.40%, Floor rate 9.90%, 7.25% Exit Fee	$4,500	4,471	4,573	(5)(10)(11)
uniQure B.V.	Senior Secured	January 2027	Prime + 4.70%, Floor rate 7.95%, 6.10% Exit Fee	$35,000	36,102	37,135	(5)(10)(11)(12)
Viridian Therapeutics, Inc.	Senior Secured	October 2026	Prime + 4.20%, Floor rate 7.45%, Cap rate 8.95%, 6.00% Exit Fee	$8,000	8,231	8,523	(10)(13)(17)
X4 Pharmaceuticals, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 10.15%, 3.72% Exit Fee	$75,000	75,512	75,725	(11)(12)(13)
Subtotal: Drug Discovery & Development (52.10%)*					1,022,084	1,036,554
Electronics & Computer Hardware
Locus Robotics Corp.	Senior Secured	December 2028	Prime + 3.00%, Floor rate 9.50%, 4.00% Exit Fee	$48,750	48,557	47,986	(6)(15)(17)
Shield AI, Inc.	Senior Secured	February 2029	Prime + 0.85%, Floor rate 6.85%, Cap rate 9.60%, PIK Interest 2.50%, 2.50% Exit Fee	$113,766	112,911	113,701	(12)(14)(16)
Subtotal: Electronics & Computer Hardware (8.13%)*					161,468	161,687
Healthcare Services, Other
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	3-month SOFR + 5.26%, Floor rate 6.00%, PIK Interest 4.45%	$72,220	71,677	70,459	(11)(12)(13)(14)
Carbon Health Technologies, Inc.	Senior Secured	June 2026	Prime - 1.50%, Floor rate 7.00%, PIK Interest 7.00%, 5.64% Exit Fee	$41,473	43,348	41,610	(11)(13)(14)
	Convertible Debt	December 2025	FIXED 12.00%	$202	202	202	(9)
Total Carbon Health Technologies, Inc.				$41,675	43,550	41,812
Curana Health Holdings, LLC	Senior Secured	January 2028	Prime + 1.45%, Floor rate 9.20%, 4.95% Exit Fee	$27,500	27,722	28,207	(13)(17)(19)
Equality Health, LLC	Senior Secured	February 2026	Prime + 4.25%, Floor rate 9.50%, PIK Interest 1.55%, 1.11% Exit Fee	$70,678	70,473	70,062	(11)(12)(14)
Main Street Rural, Inc.	Senior Secured	July 2027	Prime + 1.95%, Floor rate 9.95%, 6.85% Exit Fee	$38,500	39,089	39,582	(13)(15)(17)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Marathon Health, LLC	Senior Secured	February 2029	Prime - 0.90%, Floor rate 7.10%, PIK Interest 4.00%, 3.00% Exit Fee	$159,176	$158,410	$161,882	(14)(16)(17)
	Senior Secured	February 2029	Prime + 3.00%, Floor rate 11.00%	$5,000	5,000	5,000	(16)(17)
Total Marathon Health, LLC				$164,176	163,410	166,882
Modern Life, Inc.	Senior Secured	February 2027	Prime + 2.75%, Floor rate 8.75%, 5.00% Exit Fee	$18,200	18,299	18,340	(13)
NeueHealth, Inc.	Senior Secured	June 2028	Prime + 1.15%, Floor rate 9.65%, PIK Interest 2.50%, 2.50% Exit Fee	$25,031	24,236	24,587	(12)(14)
Recover Together, Inc.	Senior Secured	July 2027	Prime + 1.90%, Floor rate 10.15%, 7.50% Exit Fee	$45,000	45,431	45,741	(13)
Strive Health Holdings, LLC	Senior Secured	September 2027	Prime + 0.70%, Floor rate 9.20%, 5.95% Exit Fee	$30,000	29,742	30,587	(15)(17)
Vida Health, Inc.	Senior Secured	October 2026	Prime - 2.75%, Floor rate 5.75%, PIK Interest 5.35%, 4.95% Exit Fee	$36,761	37,367	36,772	(11)(14)
WellBe Senior Medical, LLC	Senior Secured	May 2029	Prime + 0.75%, Floor rate 7.75%, PIK Interest 2.65%, 6.75% Exit Fee	$28,283	28,144	27,551	(14)(15)(17)
Subtotal: Healthcare Services, Other (30.19%)*					599,140	600,582
Information Services
Saama Technologies, LLC	Senior Secured	July 2027	Prime + 0.70%, Floor rate 8.95%, PIK Interest 2.00%, 2.95% Exit Fee	$19,779	19,741	20,445	(12)(14)(17)
Subtotal: Information Services (1.03%)*					19,741	20,445
Medical Devices & Equipment
Orchestra BioMed Holdings, Inc.	Senior Secured	November 2028	Prime + 2.00%, Floor rate 9.50%, 6.35% Exit Fee	$15,000	14,740	14,740	(6)(15)
Senseonics Holdings, Inc.	Senior Secured	September 2027	Prime + 1.40%, Floor rate 9.90%, 6.95% Exit Fee	$30,625	30,830	31,519	(11)
Sight Sciences, Inc.	Senior Secured	July 2028	Prime + 2.35%, Floor rate 10.35%, 5.95% Exit Fee	$28,000	27,830	28,127	(6)
Subtotal: Medical Devices & Equipment (3.74%)*					73,400	74,386
Software
3GTMS, LLC	Senior Secured	February 2025	3-month SOFR + 10.40%, Floor rate 11.30%	$13,279	13,268	13,268	(11)(17)(18)
	Senior Secured	February 2025	3-month SOFR + 7.25%, Floor rate 8.15%	$6,194	6,185	6,185	(17)(18)
Total 3GTMS, LLC				$19,473	19,453	19,453
Alchemer LLC	Senior Secured	May 2028	3-month SOFR + 8.14%, Floor rate 9.14%	$21,251	20,923	21,251	(13)(18)
Allvue Systems, LLC	Senior Secured	September 2029	3-month SOFR + 6.25%, Floor rate 7.25%	$42,564	41,704	41,628	(17)
AlphaSense, Inc.	Senior Secured	June 2029	3-month SOFR + 6.25%, Floor rate 8.25%	$20,000	19,816	19,578	(17)
Annex Cloud	Senior Secured	February 2027	3-month SOFR + 10.00%, Floor rate 11.00%	$11,338	11,205	10,556	(13)(18)
Armis, Inc.	Senior Secured	March 2028	Prime + 0.00%, Floor rate 7.50%, PIK Interest 2.00%, 2.25% Exit Fee	$50,733	50,496	51,357	(12)(14)(17)
	Senior Secured	March 2028	Prime + 1.25%, Floor rate 7.50%, PIK Interest 2.00%, 2.25% Exit Fee	$25,150	24,968	25,082	(14)(17)
Total Armis, Inc.				$75,883	75,464	76,439
Babel Street	Senior Secured	December 2027	3-month SOFR + 8.01%, Floor rate 9.01%	$65,336	64,061	65,263	(15)(17)(18)
Behavox Limited	Senior Secured	September 2027	Prime - 0.55%, Floor rate 7.45%, PIK Interest 3.00%, 4.95% Exit Fee	$10,550	10,534	10,360	(5)(10)(14)
Brain Corporation	Senior Secured	September 2028	Prime + 1.35%, Floor rate 9.85%, PIK Interest 2.50%, 3.95% Exit Fee	$32,009	31,704	31,984	(13)(14)
Ceros, Inc.	Senior Secured	September 2026	3-month SOFR + 8.99%, Floor rate 9.89%	$22,762	22,515	22,183	(17)(18)
Copper CRM, Inc	Senior Secured	March 2025	Prime + 4.50%, Floor rate 8.25%, Cap rate 10.25%, PIK Interest 1.95%, 4.50% Exit Fee	$8,515	8,839	8,839	(11)(14)
CoreView USA, Inc.	Senior Secured	January 2029	Prime + 2.75%, Floor rate 9.25%, 4.95% Exit Fee	$25,000	24,731	24,731	(6)(17)
Coronet Cyber Security Ltd.	Senior Secured	October 2028	Prime - 2.95%, Floor rate 3.55%, PIK Interest 5.85%	$8,591	8,446	8,446	(14)(17)
Cutover, Inc.	Senior Secured	October 2025	Prime + 5.20%, Floor rate 9.95%, 4.95% Exit Fee	$5,500	5,667	5,667	(5)(10)(12)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
	Senior Secured	October 2025	Prime + 5.20%, Floor rate 9.95%, 4.95% Exit Fee	£1,250	$1,612	$1,594	(5)(10)
Total Cutover, Inc.					7,279	7,261
Dashlane, Inc.	Senior Secured	December 2027	Prime + 3.05%, Floor rate 11.55%, PIK Interest 1.10%, 6.28% Exit Fee	$45,476	46,450	47,708	(11)(13)(14)(17)(19)
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 8.01%, Floor rate 8.76%	$8,896	8,758	8,641	(17)(18)
Dragos, Inc.	Senior Secured	July 2027	Prime + 2.00%, Floor rate 8.75%, PIK Interest 2.00%, 2.00% Exit Fee	$13,022	12,383	12,431	(14)(17)
DroneDeploy, Inc.	Senior Secured	November 2028	Prime + 2.45%, Floor rate 9.95%, 5.00% Exit Fee	$9,375	9,255	9,274	(13)(17)
Earnix, Inc.	Senior Secured	June 2029	Prime - 1.15%, Floor rate 5.35%, PIK Interest 4.45%	$19,166	18,856	18,838	(11)(14)(17)
Elation Health, Inc.	Senior Secured	March 2026	Prime + 4.25%, Floor rate 9.00%, PIK Interest 1.95%, 3.95% Exit Fee	$12,878	12,860	13,215	(11)(14)(19)
Flight Schedule Pro, LLC	Senior Secured	October 2027	1-month SOFR + 7.80%, Floor rate 8.70%	$7,297	7,145	7,271	(17)(18)
Fortified Health Security	Senior Secured	December 2027	1-month SOFR + 7.64%, Floor rate 8.54%	$7,000	6,882	6,950	(11)(17)(18)
Harness, Inc.	Senior Secured	March 2029	Prime - 2.25%, Floor rate 5.25%, Cap rate 6.50%, PIK Interest 6.25%, 1.00% Exit Fee	$18,132	17,947	18,060	(14)(17)(19)
iGrafx, LLC	Senior Secured	May 2027	1-month SOFR + 8.61%, Floor rate 9.51%, 0.47% Exit Fee	$4,950	4,879	4,869	(18)
Khoros	Senior Secured	January 2025	3-month SOFR + 4.50%, Floor rate 5.50%, PIK Interest 4.50%	$61,341	61,317	18,231	(8)(14)
Leapwork ApS	Senior Secured	February 2026	Prime + 0.25%, Floor rate 7.00%, PIK Interest 1.95%, 2.70% Exit Fee	$8,890	8,883	9,117	(5)(10)(12)(14)
LinenMaster, LLC	Senior Secured	August 2028	1-month SOFR + 6.25%, Floor rate 7.25%, PIK Interest 2.15%	$15,428	15,189	15,481	(12)(14)(17)
Loftware, Inc.	Senior Secured	March 2028	3-month SOFR + 7.88%, Floor rate 8.88%	$27,206	26,726	27,399	(17)(18)
LogicSource	Senior Secured	July 2027	1-month SOFR + 8.93%, Floor rate 9.93%	$13,145	12,974	13,145	(17)(18)
LogRhythm, Inc.	Senior Secured	July 2029	1-month SOFR + 7.50%, Floor rate 8.50%	$25,000	24,305	24,305	(17)
Marigold Group, Inc. (p.k.a. Campaign Monitor Limited)	Senior Secured	November 2026	PIK Interest 6-month SOFR + 10.55%, Floor rate 11.55%	$38,828	38,336	32,773	(13)(14)(19)
Mobile Solutions Services	Senior Secured	December 2025	3-month SOFR + 9.21%, Floor rate 10.06%	$18,366	18,237	17,616	(18)
Morphisec Information Security 2014 Ltd.	Senior Secured	October 2027	Prime + 3.45%, Floor rate 11.70%, 5.95% Exit Fee	$10,000	9,861	9,861	(5)(10)
New Relic, Inc.	Senior Secured	November 2030	1-month SOFR + 6.75%, Floor rate 7.75%	$21,890	21,402	21,644	(17)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$7,669	7,518	7,669	(11)(17)(18)
PayIt, LLC	Senior Secured	December 2028	Prime + 1.45%, Floor rate 7.95%, PIK Interest 1.50%, 5.00% Exit Fee	$12,003	11,881	11,881	(6)(14)(15)(17)(19)
Pindrop Security, Inc.	Senior Secured	June 2029	Prime + 3.50%, Floor rate 10.00%, 2.00% Exit Fee	$31,000	30,566	30,671	(15)(17)
Remodel Health Holdco, LLC	Senior Secured	December 2028	Prime + 2.35%, Floor rate 10.35%, 6.50% Exit Fee	$25,000	24,723	24,723	(6)(15)
Reveleer	Senior Secured	February 2027	Prime + 0.65%, Floor rate 9.15%, PIK Interest 2.00%, 5.05% Exit Fee	$36,345	36,403	36,525	(14)(15)
Semperis Technologies Inc.	Senior Secured	April 2028	Prime - 1.75%, Floor rate 6.75%, PIK Interest 3.25%	$22,754	22,596	23,066	(11)(14)(19)
ShadowDragon, LLC	Senior Secured	December 2026	3-month SOFR + 8.88%, Floor rate 9.78%	$6,000	5,918	5,953	(17)(18)
Simon Data, Inc.	Senior Secured	March 2027	Prime + 1.00%, Floor rate 8.75%, PIK Interest 1.95%, 2.95% Exit Fee	$13,087	13,152	13,175	(12)(14)
Sisense Ltd.	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.50%, PIK Interest 1.95%, 5.95% Exit Fee	$33,760	34,152	34,193	(5)(10)(14)
Streamline Healthcare Solutions	Senior Secured	March 2028	3-month SOFR + 7.25%, Floor rate 8.25%	$17,600	17,324	17,688	(11)(13)(17)(18)
Sumo Logic, Inc.	Senior Secured	May 2030	3-month SOFR + 6.50%, Floor rate 7.50%	$23,000	22,521	23,113	(17)
Suzy, Inc.	Senior Secured	August 2027	Prime + 1.75%, Floor rate 10.00%, PIK Interest 1.95%, 3.45% Exit Fee	$24,345	24,031	24,935	(6)(14)(15)(17)
TaxCalc	Senior Secured	November 2029	3-month SONIA + 8.05%, Floor rate 8.55%	£7,500	9,518	9,198	(5)(10)(17)(18)
ThreatConnect, Inc.	Senior Secured	May 2026	3-month SOFR + 9.15%, Floor rate 10.00%	$12,324	12,208	12,324	(18)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
Tipalti Solutions Ltd.	Senior Secured	April 2027	Prime + 0.45%, Floor rate 6.45%, PIK Interest 2.00%, 3.75% Exit Fee	$42,670	$42,379	$43,448	(5)(10)(14)
Zappi, Inc.	Senior Secured	December 2027	3-month SOFR + 8.03%, Floor rate 9.03%	$12,729	12,522	12,756	(5)(10)(13)(17)(18)
Zimperium, Inc.	Senior Secured	May 2027	3-month SOFR + 8.31%, Floor rate 9.31%	$14,790	14,618	14,444	(17)(18)
Subtotal: Software (52.80%)*					1,091,349	1,050,563
Space Technologies
Voyager Technologies, Inc.	Senior Secured	July 2028	Prime + 1.25%, Floor rate 9.75%, PIK Interest 2.50%, 5.50% Exit Fee	$45,439	45,302	45,690	(11)(14)(15)
Subtotal: Space Technologies (2.30%)*					45,302	45,690
Sustainable and Renewable Technology
Ampion, PBC	Senior Secured	May 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 3.95% Exit Fee	$3,984	4,102	4,141	(13)(14)
Electric Hydrogen Co.	Senior Secured	May 2028	Prime + 2.25%, Floor rate 10.75%, PIK Interest 1.25%, 4.89% Exit Fee	$20,127	19,687	19,830	(14)(15)(19)
SUNation Energy, Inc. (p.k.a. Pineapple Energy LLC)	Senior Secured	June 2027	FIXED 10.00%	$1,296	1,297	1,272	(19)
Subtotal: Sustainable and Renewable Technology (1.27%)*					25,086	25,243
Total: Debt Investments (175.65%)*					$3,515,541	$3,494,601

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Equity Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Equity	2/21/2024	Preferred Series C	503,778	$1,500	$1,423
Subtotal: Biotechnology Tools (0.07%)*					1,500	1,423
Consumer & Business Products
Fabletics, Inc.	Equity	4/30/2010	Common Stock	42,989	128	46
	Equity	7/16/2013	Preferred Series B	130,191	1,101	299
Total Fabletics, Inc.				173,180	1,229	345
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	12,260	433	17	(4)
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	172,328	13	421
Subtotal: Consumer & Business Products (0.04%)*					1,675	783
Consumer & Business Services
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	216,073	1,151	627	(5)(10)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	1,299	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	162	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	467
	Equity	10/25/2016	Preferred Series A-1	108,710	632	177
Total OfferUp, Inc.				394,790	2,295	644
Oportun	Equity	6/28/2013	Common Stock	48,365	577	188	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	39	—
Rhino Labs, Inc.	Equity	1/24/2022	Common Stock	7,063	1,000	—
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	7	(7)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
	Equity	6/6/2016	Preferred Series BB	1,000,000	$—	$17	(7)
	Equity	12/29/2023	Preferred Series C	3,235,298	13,263	3,606	(7)
Total Tectura Corporation				419,230,161	14,163	3,630
Worldremit Group Limited	Equity	6/24/2024	Preferred Series X	9,737	922	952	(5)(10)
Subtotal: Consumer & Business Services (0.38%)*					26,410	7,502
Diversified Financial Services
Gibraltar Acquisition, LLC	Equity	3/1/2018	Member Units	1	34,006	23,051	(7)(20)
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	35	30,190	(7)(23)
Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	403	404
Subtotal: Diversified Financial Services (2.70%)*					34,444	53,645
Drug Delivery
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	680	1,500	1	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	—
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	4	(4)
Talphera, Inc.	Equity	12/10/2018	Common Stock	8,836	1,329	5	(4)
Subtotal: Drug Delivery (0.00%)*					3,638	10
Drug Discovery & Development
Akero Therapeutics, Inc.	Equity	3/8/2024	Common Stock	34,483	1,000	959	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	42	1,000	—	(4)
Axsome Therapeutics, Inc.	Equity	5/9/2022	Common Stock	127,021	4,165	10,747	(4)(10)(16)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	1,373	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	6,348	(4)
Cyclo Therapeutics, Inc.	Equity	4/6/2021	Common Stock	134	42	—	(4)(10)
Dare Biosciences, Inc.	Equity	1/8/2015	Common Stock	1,129	1,000	4	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	256	(4)(10)
Heron Therapeutics, Inc.	Equity	7/25/2023	Common Stock	364,963	500	558	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	328	(15)
HilleVax, Inc.	Equity	5/3/2022	Common Stock	235,295	4,000	487	(4)
Kura Oncology, Inc.	Equity	6/16/2023	Common Stock	47,826	550	417	(4)(10)
Madrigal Pharmaceutical, Inc.	Equity	9/29/2023	Common Stock	5,100	773	1,574	(4)(10)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	1,241	(5)(10)
Phathom Pharmaceuticals, Inc.	Equity	6/9/2023	Common Stock	147,233	1,730	1,196	(4)(10)(16)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	12	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	34	(4)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	303	(4)(5)(10)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	1,134
	Equity	10/31/2022	Preferred Series C	170,102	1,000	762
Total Valo Health, LLC				680,410	4,000	1,896
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Verge Analytics, Inc.	Equity	9/6/2023	Preferred Series C	208,588	$1,500	$1,519
Viridian Therapeutics, Inc.	Equity	11/6/2023	Common Stock	32,310	400	619	(4)(10)
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	1,566,064	2,945	1,149	(4)
Subtotal: Drug Discovery & Development (1.56%)*					36,566	31,020
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	294
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	643
Subtotal: Electronics & Computer Hardware (0.05%)*					2,150	937
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	41,286	5,094	134	(4)
Carbon Health Technologies, Inc.	Equity	3/30/2021	Preferred Series C	217,880	1,687	2
Click Therapeutics, Inc.	Equity	5/20/2024	Common Stock	560,000	1,662	1,825	(15)
Curana Health Holdings, LLC	Equity	5/13/2024	Common Units	1,114,380	2,500	2,603
Main Street Rural, Inc.	Equity	10/28/2024	Preferred Series D	496	874	874
WellBe Senior Medical, LLC	Equity	6/10/2024	Common Units	181,163	1,600	2,065
Subtotal: Healthcare Services, Other (0.38%)*					13,417	7,503
Information Services
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	3,898
Subtotal: Information Services (0.20%)*					3,825	3,898
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	—	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	69	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	69
Subtotal: Medical Devices & Equipment (0.00%)*					250	69
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	210
Subtotal: Semiconductors (0.01%)*					160	210
Software
3GTMS, LLC	Equity	8/9/2021	Common Stock	1,000,000	1,000	666
Armis, Inc.	Equity	10/18/2024	Preferred Series D	294,213	2,000	2,000
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	2,406	2,406	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	—
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	257	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	722	(5)(10)
Total Contentful Global, Inc.				149,500	638	979
DNAnexus, Inc.	Equity	3/21/2014	Preferred Series C	51,948	97	5
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	198
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	5,194
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
	Equity	8/24/2017	Preferred Series 3	93,620	$300	$1,075
Total Druva Holdings, Inc.				552,461	1,300	6,269
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Leapwork ApS	Equity	8/25/2023	Preferred Series B2	183,073	250	132	(5)(10)
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	24
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	2,416	(4)
SingleStore, Inc.	Equity	11/25/2020	Preferred Series E	580,983	2,000	1,988
	Equity	8/12/2021	Preferred Series F	52,956	280	216
Total SingleStore, Inc.				633,939	2,280	2,204
SirionLabs Pte. Ltd.	Equity	6/30/2024	Preferred Series F1	152,250	1,792	1,996	(5)(10)
Verana Health, Inc.	Equity	7/8/2021	Preferred Series E	952,562	2,000	370
Subtotal: Software (0.99%)*					23,524	19,665
Sustainable and Renewable Technology
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	106
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	1,885
SUNation Energy, Inc. (p.k.a. Pineapple Energy LLC)	Equity	12/10/2020	Common Stock	405	3,153	1	(4)
Subtotal: Sustainable and Renewable Technology (0.10%)*					10,153	1,992
Total: Equity Investments (6.47%)*					$157,712	$128,657
Warrant Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Preferred Series C	75,567	$36	$122
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	460	101	(12)
Subtotal: Biotechnology Tools (0.01%)*					496	223
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	486,097	242	209	(12)
Subtotal: Communications & Networking (0.01%)*					242	209
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	17	714
Subtotal: Consumer & Business Products (0.04%)*					245	714
Consumer & Business Services
Altumint, Inc.	Warrant	10/31/2024	Common Stock	1,701	127	129	(15)
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	55	(5)(10)
	Warrant	2/13/2024	Preferred Series D-4	109,257	20	11	(5)(10)
Total Carwow LTD				283,420	184	66
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	—
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	$116	$115	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	10
Plentific Ltd	Warrant	10/3/2023	Ordinary Shares	27,298	60	38	(5)(10)
Provi	Warrant	12/22/2022	Common Stock	117,042	166	77	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	—	(15)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,604,724	1,242	4,901	(12)(16)
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	57	28
	Warrant	8/23/2019	Preferred Series B	444,444	83	3
Total Skyword, Inc.				2,051,587	140	31
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	—
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	—
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	—
Total Snagajob.com, Inc.				3,611,537	860	—
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	343,497	985	878
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	13	(12)
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	95	(5)(10)
	Warrant	8/27/2021	Preferred Series E	1,868	26	—	(5)(10)
Total Worldremit Group Limited				79,083	155	95
Subtotal: Consumer & Business Services (0.32%)*					4,690	6,353
Diversified Financial Services
Next Insurance, Inc.	Warrant	2/3/2023	Common Stock	522,930	214	460
Subtotal: Diversified Financial Services (0.02%)*					214	460
Drug Discovery & Development
Akero Therapeutics, Inc.	Warrant	6/15/2022	Common Stock	32,190	330	519	(4)(10)
AmplifyBio, LLC	Warrant	12/27/2022	Class A Units	69,239	238	151	(15)
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	61,004	1,290	1,528	(4)(10)(12)(16)
bluebird bio, Inc.	Warrant	3/15/2024	Common Stock	111,206	1,744	—
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	103	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	—	(4)
COMPASS Pathways plc	Warrant	6/30/2023	Ordinary Shares	75,376	278	48	(4)(5)(10)
Curevo, Inc.	Warrant	6/9/2023	Common Stock	95,221	233	154	(15)
enGene, Inc.	Warrant	12/22/2023	Common Stock	43,689	118	102	(4)(5)(10)
Fresh Tracks Therapeutics, Inc.	Warrant	2/18/2016	Common Stock	201	119	—	(4)
Heron Therapeutics, Inc.	Warrant	8/9/2023	Common Stock	238,095	228	166	(4)(15)
Kineta, Inc.	Warrant	12/20/2019	Common Stock	2,202	110	—	(4)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	16	(4)(10)(15)
Madrigal Pharmaceutical, Inc.	Warrant	5/9/2022	Common Stock	13,229	570	2,133	(4)(10)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	22	(4)(10)(12)(15)(16)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	$20	$22	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	2	(4)
SynOx Therapeutics Limited	Warrant	4/18/2024	Preferred Series B	251,195	83	76	(5)(10)
TG Therapeutics, Inc.	Warrant	12/30/2021	Common Stock	117,168	721	1,730	(4)(10)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	39
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	1,392,787	510	185	(4)
Subtotal: Drug Discovery & Development (0.35%)*					8,404	6,996
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	1	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,503	34	51
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	212
Subtotal: Electronics & Computer Hardware (0.01%)*					692	264
Healthcare Services, Other
Curana Health Holdings, LLC	Warrant	1/4/2024	Common Units	447,410	156	492
Modern Life, Inc.	Warrant	3/30/2023	Common Stock	52,665	210	169
NeueHealth, Inc.	Warrant	6/21/2024	Common Stock	185,625	716	1,032	(4)(12)
Recover Together, Inc.	Warrant	7/3/2023	Common Stock	194,830	382	79
Strive Health Holdings, LLC	Warrant	9/28/2023	Common Units	129,400	278	325	(15)
Vida Health, Inc.	Warrant	3/28/2022	Preferred Series E	192,431	121	2
Subtotal: Healthcare Services, Other (0.11%)*					1,863	2,099
Information Services
NetBase Quid, Inc. (p.k.a NetBase Solutions)	Warrant	8/22/2017	Preferred Series 1	60,000	356	—
Signal Media Limited	Warrant	6/29/2022	Common Stock	129,638	57	13	(5)(10)
Subtotal: Information Services (0.00%)*					413	13
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	871
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	291
Subtotal: Manufacturing Technology (0.06%)*					1,065	1,162
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	369,370	67	63
Subtotal: Media/Content/Info (0.00%)*					67	63
Medical Devices & Equipment
Orchestra BioMed Holdings, Inc.	Warrant	11/6/2024	Common Stock	52,264	180	102	(4)(6)(15)
Outset Medical, Inc.	Warrant	9/27/2013	Common Stock	62,794	401	7	(4)
Senseonics Holdings, Inc.	Warrant	9/8/2023	Common Stock	1,032,718	276	203	(4)
Sight Sciences, Inc.	Warrant	1/22/2024	Common Stock	113,247	363	195	(4)(6)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	$61	$—	(4)
Subtotal: Medical Devices & Equipment (0.03%)*					1,281	507
Semiconductors
Achronix Semiconductor Corporation	Warrant	6/26/2015	Preferred Series D-2	750,000	99	494
Subtotal: Semiconductors (0.02%)*					99	494
Software
Aria Systems, Inc.	Warrant	5/22/2015	Preferred Series G	231,535	74	—
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	448	421
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	442
Brain Corporation	Warrant	10/4/2021	Common Stock	435,396	215	84
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	9
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	—
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	908	(5)(10)
Coronet Cyber Security Ltd.	Warrant	9/26/2024	Ordinary Shares	39,183	254	266
Couchbase, Inc.	Warrant	4/25/2019	Common Stock	105,350	462	686	(4)
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	26	83	(5)(10)(12)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	770,838	461	1,102
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	234
Dragos, Inc.	Warrant	6/28/2023	Common Stock	57,528	1,575	984
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	417
Earnix, Inc.	Warrant	6/6/2024	Common Stock	20,762	220	327
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	362,837	583	236
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	33
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	274
Harness, Inc.	Warrant	3/12/2024	Common Stock	193,618	534	632
Kore.ai, Inc.	Warrant	3/31/2023	Preferred Series C	64,293	208	142
Leapwork ApS	Warrant	1/23/2023	Common Stock	93,211	39	35	(5)(10)(12)
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series LB-2	86,984	131	26
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	264
Morphisec Information Security 2014 Ltd.	Warrant	10/1/2024	Ordinary Shares	200,115	104	108	(5)(10)
Pindrop Security, Inc.	Warrant	6/26/2024	Common Stock	134,542	494	496	(15)
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	698
Semperis Technologies Inc.	Warrant	4/23/2024	Common Stock	72,122	115	213
Simon Data, Inc.	Warrant	3/22/2023	Common Stock	77,934	96	22	(12)
SingleStore, Inc.	Warrant	4/28/2020	Preferred Series D	312,596	103	551
Sisense Ltd.	Warrant	6/8/2023	Ordinary Shares	321,956	174	61	(5)(10)
Suzy, Inc.	Warrant	8/24/2023	Common Stock	292,936	367	291	(6)(15)
Tipalti Solutions Ltd.	Warrant	3/22/2023	Ordinary Shares	509,753	359	395	(5)(10)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	$1,275	$32	(15)
Subtotal: Software (0.53%)*					10,554	10,472
Space Technologies
Capella Space Corp.	Warrant	10/21/2021	Common Stock	176,200	207	10	(15)
Subtotal: Space Technologies (0.00%)*					207	10
Sustainable and Renewable Technology
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	67
Electric Hydrogen Co.	Warrant	3/27/2024	Common Stock	246,618	507	394	(15)
Halio, Inc.	Warrant	4/7/2015	Common Stock	144,914	63	—
Subtotal: Sustainable and Renewable Technology (0.02%)*					622	461
Total: Warrant Investments (1.53%)*					$31,154	$30,500
Total Investments in Securities (183.64%)*					$3,704,407	$3,653,758

Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			$2,847	$4,382	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			1,242	1,438	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.29%)*					4,089	5,820
Software
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			381	400	(5)(10)
Subtotal: Software (0.02%)*					381	400
Total: Investment Funds & Vehicles Investments (0.31%)*					$4,470	$6,220
Total Investments before Cash & Cash Equivalents (183.96%)*					$3,708,877	$3,659,978

Cash & Cash Equivalents
GS Financial Square Government Fund	Cash & Cash Equivalents		FGTXX/38141W273		$21,100	$21,100
Total: Investments in Cash & Cash Equivalents (1.06%)*					$21,100	$21,100
Total: Investments after Cash & Cash Equivalents (185.02%)*					$3,729,977	$3,681,078

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Notional Value at Settlement Date	Value
Great British Pound (GBP)	6/3/2025	Goldman Sachs Bank USA	£20,511	Sold	$26,178	$538
Total Foreign Currency Forward (0.03%)*					$26,178	$538
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
(4)Except for warrants in 23 publicly traded companies and common stock in 28 publicly traded companies, all investments are restricted as of December 31, 2024 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s valuation committee (the "Valuation Committee") and approved by the board of directors (the "Board").
(5)Non-U.S. company or the company’s principal place of business is outside the United States.
(6)Denotes that all or a portion of the investment in this portfolio company is held by SBIC V, L.P., the Company's wholly owned small business investment company.
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
The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Effective January 1, 2006, the Company elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M Part I of the Internal Revenue Code of 1986, as amended (the “Code”) (see “Note 6 - Income Taxes”).
The Company is not registered with the Commodity Futures Trading Commission (“CFTC”). The Company has claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act (“CEA”), pursuant to Rule 4.5 under the CEA. Therefore, the Company is not, subject to registration or regulation as a “commodity pool operator” under the CEA.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair statement of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024. The year-end Consolidated Statements of Assets and Liabilities data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The Company’s functional currency is U.S. dollars (“USD”) and these consolidated financial statements have been prepared in that currency.

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
Pursuant to Rule 2a-5 of the 1940 Act, the Board has designated the Company’s Valuation Committee as the “valuation designee”. As of March 31, 2025, approximately 97.4% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Company's Valuation Committee and approved by the Board. Fair Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Valuation Committee, as valuation designee of the Board. The Company’s investments are carried at fair value in accordance with Rule 2a-5 under the 1940 Act and ASC Topic 946. Given the Company's investment strategy, nature of investments, and types of businesses in which it invests, substantially all of the Company’s investments are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to the valuation guidelines approved by the Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market values, the fair value of the Company’s investments may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.
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
The Company values debt securities that are traded on a public exchange at the prevailing market price as of the valuation date. The Company values syndicated debt investments, for which sufficient liquidity and market data are available, using broker quotes and bond indices amongst other factors. Debt investments with market quotations are generally considered Level 1 or 2 assets in line with ASC Topic 820. If there is a significant deterioration of the credit quality of a debt investment, the Company may consider other factors to estimate fair value, including the proceeds that would be received in a liquidation analysis.
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
Other Assets
Other assets generally consist of prepaid expenses, debt issuance costs related to our Credit Facilities (as defined below) net of accumulated amortization, fixed assets net of accumulated depreciation, deferred revenues and deposits and other assets, including escrow and other investment related receivables.
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
The Company has elected to be treated as a RIC under Subchapter M Part I of the Code. To qualify as a RIC, the Company is required to meet certain income and asset tests in addition to distributing dividends of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for distributions paid, to its stockholders. See “Certain United States Federal Income Tax Considerations” included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 13, 2025 for additional information.
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

Earnings Per Share (“EPS”)
Basic EPS is calculated by dividing net earnings applicable to common stockholders by the weighted average number of common shares outstanding. Common shares outstanding includes common stock and restricted stock for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and to restricted stock for which future service is required as a condition to the delivery of the underlying common stock. Diluted EPS is computed using the if-converted method for convertible debt, which reflects the potential dilution that would occur if all of the notes were converted as of the beginning of the reporting period (or the date of issuance, if later). The if-converted method is computed by dividing the net increase (decrease) in net assets resulting from operations (adjusted to reverse any recognized interest expense), by the weighted average number of shares of common stock assuming all potential shares had been converted, and the additional shares of common stock were dilutive. In accordance with ASC 260-10-45-60A, the Company uses the two-class method in the computation of basic EPS and diluted EPS, if applicable.
Comprehensive Income
The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income for the three months ended March 31, 2025 or 2024. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.
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

3. Fair Value of Financial Instruments
The Company values financial instruments in accordance with ASC 820, using the techniques and approaches outlined in the Company's valuation guidelines, which are approved by the Board. During the periods ended March 31, 2025 and December 31, 2024, there were no changes to the Company’s valuation techniques or approaches as described herein.
Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2025 and December 31, 2024.

(in thousands)	Balance as of March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash and cash equivalents
Money Market Fund(1)	$26,000	$26,000	$—	$—

Other assets and liabilities
Escrow and Other Investment Receivables	$1,966	$—	$—	$1,966
Accounts Payable and Accrued Liabilities	(972)	—	—	(972)

Investments
Senior Secured Debt	$3,674,498	$—	$—	$3,674,498
Unsecured Debt	64,736	—	—	64,736
Preferred Stock	52,662	—	—	52,662
Common Stock(2)	94,088	35,194	—	58,894
Warrants	31,473	—	10,888	20,585
	$3,917,457	$35,194	$10,888	$3,871,375
Investment Funds & Vehicles measured at Net Asset Value(3)	6,993
Total Investments, at fair value	$3,924,450
Derivative Instruments(4)	(301)
Total Investments including cash and cash equivalents and derivative instruments	$3,950,149

(in thousands)	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash and cash equivalents
Money Market Fund(1)	$21,100	$21,100	$—	$—

Other assets and liabilities
Escrow and Other Investment Receivables	$152	$—	$—	$152
Accounts Payable and Accrued Liabilities	(1,012)	$—	$—	(1,012)

Investments
Senior Secured Debt	$3,419,044	$—	$—	$3,419,044
Unsecured Debt	75,557	—	—	75,557
Preferred Stock	53,802	—	—	53,802
Common Stock(2)	74,855	30,262	—	44,593
Warrants	30,500	—	8,677	21,823
	$3,653,758	$30,262	$8,677	$3,614,819
Investment Funds & Vehicles measured at Net Asset Value(3)	6,220
Total Investments, at fair value	$3,659,978
Derivative Instruments(4)	538
Total Investments including cash and cash equivalents and derivative instruments	$3,681,616
(1)This investment is included in Cash and cash equivalents in the accompanying Consolidated Statements of Assets and Liabilities.
(2)Common stock includes non-voting security in the form of a promissory note with a lien on shares of issuer's common stock.

(3)In accordance with U.S. GAAP, certain investments are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and are not categorized within the fair value hierarchy as per ASC 820. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the accompanying Consolidated Statements of Assets and Liabilities.
(4)Derivative Instruments are carried at fair value and are a Level 2 security within the Company's fair value hierarchy.

The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and 2024.

(in thousands)	Balance as of January 1, 2025	Net Realized Gains (Losses)(1)	Net Change in Unrealized Appreciation (Depreciation)(2)	Purchases(5)	Sales	Repayments(6)	Gross Transfers into Level 3(3)*	Gross Transfers out of Level 3(3)*	Balance as of March 31, 2025

Investments
Senior Secured Debt	$3,419,044	$(48)	$(25,181)	$428,830	$—	$(148,147)	$—	$—	$3,674,498
Unsecured Debt	75,557	—	65	1,336	—	—	—	(12,222)	64,736
Preferred Stock	53,802	—	(3,953)	2,813	—	—	—	—	52,662
Common Stock	44,593	(670)	(2,014)	—	(331)	—	17,316	—	58,894
Warrants	21,823	(63)	(1,527)	352	—	—	—	—	20,585
Other Assets and Liabilities
Escrow and Other Investment Receivables	152	56	—	1,814	(56)	—	—	—	1,966
Accounts Payable and Accrued Liabilities	(1,012)	—	358	44	(362)	—	—	—	(972)
Total	$3,613,959	$(725)	$(32,252)	$435,189	$(749)	$(148,147)	$17,316	$(12,222)	$3,872,369

(in thousands)	Balance as of January 1, 2024	Net Realized Gains (Losses)(1)	Net Change in Unrealized Appreciation (Depreciation)(2)	Purchases(5)	Sales	Repayments(6)	Gross Transfers into Level 3(4)*	Gross Transfers out of Level 3(4)*	Balance as of March 31, 2024
Investments
Senior Secured Debt	$2,987,577	$—	$(104)	$498,787	$—	$(174,035)	$—	$—	$3,312,225
Unsecured Debt	69,722	—	481	542	—	—	—	—	70,745
Preferred Stock	53,038	—	(2,326)	1,597	—	—	—	—	52,309
Common Stock	41,790	—	(1,752)	—	—	—	—	—	40,038
Warrants	22,088	904	(2,113)	1,232	(2,829)	—	—	—	19,282
Other Assets
Escrow and Other Investment Receivables	10,888	13	7,353	—	(13,234)	—	—	—	5,020
Total	$3,185,103	$917	$1,539	$502,158	$(16,063)	$(174,035)	$—	$—	$3,499,619
* The Company recognizes transfers as of the transaction date.
(1)Included in net realized gains (losses) in the accompanying Consolidated Statements of Operations.
(2)Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)Transfers out of Level 3 during the three months ended March 31, 2025 related to the conversion of the Company's Level 3 debt investments in Hercules Adviser LLC and Carbon Health Technologies, Inc., into common stock Level 3 investments. Transfers into Level 3 during the three months ended March 31, 2025 included the conversion of 23andMe, Inc. Level 1 common stock into Level 3 common stock due to bankruptcy and delisting.
(4)There were no transfers into or out of Level 3 during the three months ended March 31, 2024.
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

(in millions)	Three Months Ended March 31,
	2025	2024
Debt investments	$(23.4)	$0.4
Preferred stock	(4.0)	(2.3)
Common stock	(2.3)	(1.8)
Warrant investments	(1.6)	0.7
The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation guidelines, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level 3 Debt Investments	Fair Value as of March 31, 2025 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(2)
Pharmaceuticals	$787,506	Market Comparable Companies	Hypothetical Market Yield	8.78% - 16.34%	12.90%
			Premium/(Discount)	(2.50%) - 3.00%	0.17%
	73,719	Liquidation(3)	Probability weighting of alternative outcomes	10.00% - 90.00%	80.32%

Technology	1,281,565	Market Comparable Companies	Hypothetical Market Yield	9.81% - 21.18%	13.21%
			Premium/(Discount)	(1.00%) - 5.00%	0.17%
	27,673	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 70.00%	50.94%
	53,584	Liquidation(3)	Probability weighting of alternative outcomes	10.00% - 72.50%	60.35%

Sustainable and Renewable Technology	19,903	Market Comparable Companies	Hypothetical Market Yield	15.78% - 15.78%	15.78%
			Premium/(Discount)	0.50% - 0.50%	0.50%

Medical Devices	59,851	Market Comparable Companies	Hypothetical Market Yield	11.81% - 12.77%	12.26%
			Premium/(Discount)	0.00% - 0.50%	0.26%

Lower Middle Market	585,224	Market Comparable Companies	Hypothetical Market Yield	10.43% - 17.48%	13.63%
			Premium/(Discount)	(0.75%) - 2.25%	0.58%
Debt Investments for which Cost Approximates Fair Value
	516,515	Debt Investments originated within 6 months
	214,238	Imminent Payoffs(4)
	82,666	Debt Investments Maturing in Less than One Year
	36,790	Debt Investments in Wholly-Owned Subsidiaries
	$3,739,234	Total Level 3 Debt Investments
Escrow and Other Investment Receivables	1,966	Expected Proceeds
Accounts Payable and Accrued Liabilities	(972)	Liquidation(3)	Probability weighting of alternative outcomes	20.00% - 50.00%	39.79%
	$3,740,228	Total Level Three Debt Investments and Other Investment Receivables (Payables)
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

Investment Type - Level 3 Debt Investments	Fair Value as of December 31, 2024 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(2)
Pharmaceuticals	$947,065	Market Comparable Companies	Hypothetical Market Yield	8.42% - 16.19%	12.03%
			Premium/(Discount)	(2.50%) - 3.00%	0.13%
	55,344	Liquidation(3)	Probability weighting of alternative outcomes	20.00% - 80.00%	75.53%

Technology	1,365,943	Market Comparable Companies	Hypothetical Market Yield	10.21% - 20.58%	13.10%
			Premium/(Discount)	(0.75%) - 4.50%	0.20%
	26,869	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 70.00%	50.66%
	51,004	Liquidation(3)	Probability weighting of alternative outcomes	22.00% - 78.00%	66.34%

Sustainable and Renewable Technology	21,102	Market Comparable Companies	Hypothetical Market Yield	12.41% - 15.44%	15.25%
			Premium/(Discount)	0.25% - 3.50%	0.45%

Medical Devices	59,645	Market Comparable Companies	Hypothetical Market Yield	11.79% - 12.75%	12.24%
			Premium/(Discount)	0.00% - 0.50%	0.26%

Lower Middle Market	636,258	Market Comparable Companies	Hypothetical Market Yield	10.27% - 21.00%	14.12%
			Premium/(Discount)	(0.25%) - 5.00%	1.07%
Debt Investments for which Cost Approximates Fair Value
	242,833	Debt Investments originated within 6 months
	4,141	Imminent Payoffs(4)
	36,185	Debt Investments Maturing in Less than One Year
	48,212	Debt Investments in Wholly-Owned Subsidiaries
	$3,494,601	Total Level 3 Debt Investments
Accounts Payable and Accrued Liabilities	(1,012)	Liquidation(3)	Probability weighting of alternative outcomes	20.00% - 50.00%	38.44%
	$3,493,589	Total Level Three Debt Investments and Other Investment Receivables (Payables)
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

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of March 31, 2025 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(5)
Equity Investments	$48,390	Market Comparable Companies	Revenue Multiple(2)	0.2x - 16.5x	7.0x
			Tangible Book Value Multiple(2)	1.6x - 1.6x	1.6x
			Discount for Lack of Marketability(3)	16.31% - 92.53%	33.34%
	7,237	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(97.68%) - (0.65%)	(30.32%)
	50,151	Discounted Cash Flow	Discount Rate(7)	11.55% - 32.94%	29.55%
	5,778	Other(6)
Warrant Investments	18,779	Market Comparable Companies	Revenue Multiple(2)	0.5x - 12.9x	4.3x
			Discount for Lack of Marketability(3)	7.36% - 32.40%	24.28%
	1,806	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(70.08%) - 54.33%	(3.87%)
Total Level 3 Equity and Warrant Investments	$132,141
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
(5)Weighted averages are calculated based on the fair market value of each investment.
(6)The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.
(7)The discount rate used is based on current portfolio yield adjusted for uncertainty of actual performance and timing in capital deployments.

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of December 31, 2024 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(5)
Equity Investments	$45,420	Market Comparable Companies	Revenue Multiple(2)	0.4x - 16.8x	9.1x
			Tangible Book Value Multiple(2)	1.7x - 1.7x	1.7x
			Discount for Lack of Marketability(3)	17.64% - 92.80%	36.12%
	12,374	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(96.57%) - 24.76%	(17.57%)
	34,677	Discounted Cash Flow	Discount Rate(7)	12.17% - 33.34%	30.21%
	5,924	Other(6)
Warrant Investments	18,302	Market Comparable Companies	Revenue Multiple(2)	0.8x - 14.1x	4.5x
			Discount for Lack of Marketability(3)	14.72% - 34.35%	26.76%
	3,521	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(56.36%) - 24.76%	1.33%
Total Level 3 Equity and Warrant Investments	$120,218
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
As of March 31, 2025 and December 31, 2024, the 2033 Notes (as defined in “Note 5 - Debt”) were trading on the New York Stock Exchange (“NYSE”) at $25.23 and $25.17 per unit at par value. The par value at underwriting for the 2033 Notes was $25.00 per unit. Based on market quotations on or around March 31, 2025 and December 31, 2024, the 2031 Asset-Backed Notes (as defined in “Note 5 - Debt”) were quoted for 0.971 and 0.963. Based on market quotations on or around March 31, 2025, the 2028 Convertible Notes (as defined in “Note 5 - Debt”) were quoted for 0.981 per dollar at par value. The fair values of the SBA debentures, June 2025 Notes, June 2025 3-Year Notes, March 2026 A Notes, March 2026 B Notes, September 2026, and January 2027 Notes (each as defined in “Note 5 - Debt”) are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms. The fair values of the outstanding debt under the MUFG Bank Facility and the SMBC Facility (each as defined in “Note 5 - Debt”) are equal to their outstanding principal balances as of March 31, 2025 and December 31, 2024.
The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
SBA Debentures	$287,049	$268,236	$—	$—	$268,236
June 2025 Notes	69,960	70,637	—	—	70,637
June 2025 3-Year Notes	49,965	50,678	—	—	50,678
March 2026 A Notes	49,913	49,012	—	—	49,012
March 2026 B Notes	49,905	49,036	—	—	49,036
September 2026 Notes	323,566	305,377	—	—	305,377
January 2027 Notes	347,598	330,404	—	—	330,404
2028 Convertible Notes	278,503	282,109	—	282,109	—
2031 Asset-Backed Notes	116,272	113,433	—	113,433	—
2033 Notes	39,070	40,368	—	40,368	—
MUFG Bank Facility	105,000	105,000	—	—	105,000
SMBC Facility	259,822	260,006	—	—	260,006
Total	$1,976,623	$1,924,296	$—	$435,910	$1,488,386

(in thousands)	December 31, 2024
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
SBA Debentures	$271,371	$260,436	$—	$—	$260,436
February 2025 Notes	49,981	50,698	—	—	50,698
June 2025 Notes	69,919	69,308	—	—	69,308
June 2025 3-Year Notes	49,926	49,713	—	—	49,713
March 2026 A Notes	49,889	49,052	—	—	49,052
March 2026 B Notes	49,880	49,087	—	—	49,087
September 2026 Notes	323,321	302,244	—	—	302,244
January 2027 Notes	347,265	327,928	—	—	327,928
2031 Asset-Backed Notes	118,769	115,031	—	115,031	—
2033 Notes	39,043	40,272	—	40,272	—
MUFG Bank Facility	116,000	116,000	—	—	116,000
SMBC Facility	283,591	283,591	—	—	283,591
Total	$1,768,955	$1,713,360	$—	$155,303	$1,558,057
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
The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three months ended March 31, 2025 and 2024.

(in thousands)			For the Three Months Ended March 31, 2025
Portfolio Company(1)	Type	Fair Value as of March 31, 2025	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$47	$—	$—	$(22)	$—
Gibraltar Acquisition LLC(2)	Control	58,900	1,567	39	(941)	—
Hercules Adviser LLC(3)	Control	45,017	1,900	—	2,827	—
Tectura Corporation	Control	11,770	170	—	113	—
Total Control Investments		$115,734	$3,637	$39	$1,977	$—

(in thousands)			For the Three Months Ended March 31, 2024
Portfolio Company(1)	Type	Fair Value as of March 31, 2024	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$283	$—	$—	$21	$—
Gibraltar Acquisition, LLC(2)	Control	57,931	1,033	36	(4,621)	—
Hercules Adviser LLC(3)	Control	41,884	1,752	—	1,171	—
Tectura Corporation	Control	12,117	172	—	600	—
Total Control Investments		$112,215	$2,957	$36	$(2,829)	$—
(1)In accordance with Rules 3-09, 4-08(g), and Rule 10-01(b)(1) of Regulation S-X, (“Rule 3-09”, “Rule 4-08(g)”, and “Rule 10-01(b)(1)”, respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of March 31, 2025 and March 31, 2024, there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.
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
Portfolio Composition
The following table shows the fair value of the Company’s portfolio of investments by asset class as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$3,674,498	93.6%	$3,419,044	93.4%
Unsecured Debt	64,736	1.7%	75,557	2.1%
Preferred Stock	52,662	1.3%	53,802	1.5%
Common Stock	94,088	2.4%	74,855	2.0%
Warrants	31,473	0.8%	30,500	0.8%
Investment Funds & Vehicles	6,993	0.2%	6,220	0.2%
Total	$3,924,450	100.0%	$3,659,978	100.0%
A summary of the Company’s investment portfolio, at value, by geographic location as of March 31, 2025 and December 31, 2024 is shown as follows:

(in thousands)	March 31, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$3,489,550	88.9%	$3,288,737	89.9%
Netherlands	132,889	3.4%	59,157	1.6%
United Kingdom	119,905	3.1%	142,183	3.9%
Switzerland	56,421	1.5%	—	0.0%
Germany	49,417	1.3%	49,255	1.3%
Israel	44,321	1.1%	88,066	2.4%
Canada	16,229	0.4%	16,251	0.4%
Denmark	9,111	0.2%	9,284	0.3%
Ireland	4,647	0.1%	4,649	0.1%
Singapore	1,590	0.0%	1,996	0.1%
Other	370	0.0%	400	0.0%
Total	$3,924,450	100.0%	$3,659,978	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Software	$1,262,813	32.2%	$1,081,100	29.5%
Drug Discovery & Development	1,119,941	28.5%	1,080,390	29.5%
Healthcare Services, Other	625,556	15.9%	610,184	16.7%
Consumer & Business Services	374,561	9.6%	372,641	10.2%
Electronics & Computer Hardware	167,370	4.3%	162,888	4.5%
Diversified Financial Services	117,366	3.0%	113,491	3.1%
Medical Devices & Equipment	75,238	1.9%	74,962	2.0%
Space Technologies	49,527	1.3%	45,700	1.2%
Biotechnology Tools	34,819	0.9%	35,434	1.0%
Communications & Networking	27,601	0.7%	27,700	0.8%
Information Services	24,923	0.6%	24,356	0.7%
Sustainable and Renewable Technology	22,396	0.6%	27,696	0.8%
Manufacturing Technology	20,653	0.5%	1,162	0.0%
Consumer & Business Products	1,139	0.0%	1,497	0.0%
Semiconductors	425	0.0%	704	0.0%
Media/Content/Info	114	0.0%	63	0.0%
Drug Delivery	8	0.0%	10	0.0%
Total	$3,924,450	100.0%	$3,659,978	100.0%
No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of March 31, 2025 or December 31, 2024.
Concentrations of Credit Risk
The Company’s customers are primarily privately held companies and public companies which are active in the “Software”, “Drug Discovery & Development”, “Healthcare Services, Other”, and “Consumer & Business Services” sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.
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
As of March 31, 2025 and December 31, 2024, the Company’s ten largest portfolio companies represented approximately 30.4% and 31.6% of the total fair value of the Company’s investments in portfolio companies, respectively. As of March 31, 2025 and December 31, 2024, the Company had six and six portfolio companies, respectively, that represented 5% or more of the Company’s net assets. As of March 31, 2025, the Company had four equity investments representing 61.3% of the total fair value of the Company's equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. As of December 31, 2024, the Company had three equity investments which represented approximately 49.7% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments.
Investment Collateral
In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. The Company's investments were collateralized as follows as of March 31, 2025 and December 31, 2024:

	Percentage of debt investments (at fair value), as of
	March 31, 2025	December 31, 2024
Senior Secured First Lien
All assets including intellectual property	69.0%	67.1%
All assets with negative pledge on intellectual property	13.8%	14.2%
“Last-out” with security interest in all of the assets	8.1%	9.7%
Total senior secured first lien position	90.9%	91.0%
Second lien	7.4%	6.8%
Unsecured	1.7%	2.2%
Total debt investments at fair value	100.0%	100.0%
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The following is a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of March 31, 2025 and December 31, 2024:

(in thousands)		Fair Value
Derivative Instrument	Statement Location	March 31, 2025	December 31, 2024
Foreign currency forward contract	Other assets	$—	$538
Foreign currency forward contract	Accounts payable and accrued liabilities	301	—
	Total	$301	$538
Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the three months ended March 31, 2025 and 2024 are in the following locations in the Consolidated Statements of Operations:

(in thousands)		Three Months Ended March 31,
Derivative Instrument	Statement Location	2025	2024
Foreign currency forward contract	Net change in unrealized appreciation (depreciation) - Non-control / Non-affiliate investments	$(840)	$229
	Total	$(840)	$229
Investment Income
The Company’s investment portfolio generates interest, fee, and dividend income. The composition of the Company’s interest income and fee income is as follows:

(in thousands)	Three Months Ended March 31,
	2025	2024
Contractual interest income	$87,817	$90,714
Exit fee interest income	10,228	11,880
PIK interest income	13,473	9,897
Dividend income	2,400	1,600
Other investment income(1)	1,654	1,688
Total interest and dividend income	$115,572	$115,779

Recurring fee income	$2,680	$2,455
Fee income - expired commitments	317	647
Accelerated fee income - early repayments	942	2,672
Total fee income	$3,939	$5,774
(1)Other investment income includes OID interest income and interest recorded on other assets.

As of March 31, 2025 and December 31, 2024, unamortized capitalized fee income was recorded as follows:

(in millions)	March 31, 2025	December 31, 2024
Offset against debt investment cost	$37.2	$36.9
Deferred obligation contingent on funding or other milestone	10.2	9.1
Total Unamortized Fee Income	$47.4	$46.0
As of March 31, 2025 and December 31, 2024, loan exit fees receivable were recorded as follows:

(in millions)	March 31, 2025	December 31, 2024
Included within debt investment cost	$41.5	$39.2
Deferred receivable related to expired commitments	2.9	3.0
Total Exit Fees Receivable	$44.4	$42.2
5. Debt
As of March 31, 2025 and December 31, 2024, the Company had the following available and outstanding debt:

(in thousands)	March 31, 2025			December 31, 2024
	Total Available	Principal Outstanding	Carrying Value(1)	Total Available	Principal Outstanding	Carrying Value(1)
SBA Debentures(2)(4)	$350,000	$295,000	$287,049	$350,000	$279,000	$271,371
February 2025 Notes	—	—	—	50,000	50,000	49,981
June 2025 Notes	70,000	70,000	69,960	70,000	70,000	69,919
June 2025 3-Year Notes	50,000	50,000	49,965	50,000	50,000	49,926
March 2026 A Notes	50,000	50,000	49,913	50,000	50,000	49,889
March 2026 B Notes	50,000	50,000	49,905	50,000	50,000	49,880
September 2026 Notes	325,000	325,000	323,566	325,000	325,000	323,321
January 2027 Notes	350,000	350,000	347,598	350,000	350,000	347,265
2028 Convertible Notes	287,500	287,500	278,503	—	—	—
2031 Asset-Backed Notes	116,845	116,845	116,272	119,475	119,475	118,769
2033 Notes	40,000	40,000	39,070	40,000	40,000	39,043
MUFG Bank Facility(2)	400,000	105,000	105,000	400,000	116,000	116,000
SMBC Facility(2)(3)(5)	475,000	260,006	259,822	475,000	283,790	283,591
Total	$2,564,345	$1,999,351	$1,976,623	$2,329,475	$1,783,265	$1,768,955
(1)Except for the SMBC Facility and MUFG Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the debt as of the balance sheet date.
(2)Availability subject to the Company meeting the borrowing base requirements.
(3)“Total Available” includes $175.0 million of available commitment through the letter of credit facility as of March 31, 2025 and December 31, 2024.
(4)As of March 31, 2025 and December 31, 2024, the total available debt under the SBA Debentures was $350.0 million, of which $175.0 million was available to HC IV and $175.0 million was available to SBIC V.
(5)In November 2024, the Company amended its SMBC Facility and converted a portion of the existing revolver facility into a term loan facility in connection therewith. As of March 31, 2025, the term loan portion of the SMBC Facility for total available, outstanding principal, and carrying value was $25.0 million, $25.0 million, and $24.8 million respectively. As of December 31, 2024, the term loan portion of the SMBC Facility for total available, outstanding principal, and carrying value was $25.0 million, $25.0 million, and $24.8 million respectively.

Debt issuance costs, net of accumulated amortization, were as follows as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
SBA Debentures	$7,951	$7,629
February 2025 Notes	—	19
June 2025 Notes	40	81
June 2025 3-Year Notes	35	74
March 2026 A Notes	87	111
March 2026 B Notes	95	120
September 2026 Notes	1,434	1,679
January 2027 Notes	2,402	2,735
2028 Convertible Notes	8,997	—
2031 Asset-Backed Notes	573	706
2033 Notes	930	957
MUFG Bank Facility(1)	1,350	1,770
SMBC Facility(1)(2)	2,823	2,693
Total	$26,717	$18,574
(1)The MUFG Bank Facility and SMBC Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.
(2)As part of the November 2024 amendment of the SMBC Facility, the existing revolver facility was split into a revolver facility and a term loan facility. As of March 31, 2025, the debt issuance costs, net of accumulated amortization of the revolver facility is $2.6 million and the term loan is $0.2 million. As of December 31, 2024, the debt issuance costs, net of accumulated amortization of the revolver facility is $2.5 million and the term loan is $0.2 million.
For the three months ended March 31, 2025, the components of interest expense, related fees, losses on debt extinguishment and cash paid for interest expense for debt were as follows:

(in thousands)	Three Months Ended March 31, 2025
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$2,499	$227	$—	$2,726	$3,971
February 2025 Notes	202	19	—	221	1,070
June 2025 Notes	754	40	—	794	—
June 2025 3-Year Notes	750	39	—	789	—
March 2026 A Notes	562	24	—	586	1,125
March 2026 B Notes	568	26	—	594	1,138
September 2026 Notes	2,175	203	—	2,378	4,266
January 2027 Notes	3,079	207	—	3,286	5,906
2028 Convertible Notes	827	77	—	904	—
2031 Asset-Backed Notes(2)	1,492	80	—	1,572	1,457
2033 Notes	625	27	—	652	625
MUFG Bank Facility	2,570	442	560	3,572	2,179
SMBC Facility	3,595	208	219	4,022	3,843
Total	$19,698	$1,619	$779	$22,096	$25,580
(1)Interest expense includes amortization of OID for the three months ended March 31, 2025, of $42 thousand, $126 thousand, $68 thousand, and $38 thousand related to the September 2026 Notes, January 2027 Notes, 2028 Convertible Notes, and 2031 Asset-Backed Notes, respectively.
(2)During the three months ended March 31, 2025, we have recognized $15 thousand of loss on debt extinguishment for 2031 Asset-Backed Notes.

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
(1)Interest expense includes amortization of OID for the three months ended March 31, 2024 of $42 thousand, $126 thousand, and $47 thousand related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.
The overall weighted average interest cost, cost of debt and debt outstanding for the Company for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Weighted average interest cost	4.3%	4.3%
Weighted average cost of debt(1)	4.9%	4.9%
Weighted average debt outstanding	$1,815,224	$1,635,890
(1)Cost of debt includes interest and fees.

As of March 31, 2025 and December 31, 2024, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company's debt.

SBA Debentures
The Company held the following SBA debentures outstanding principal balances as of March 31, 2025 and December 31, 2024:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	March 31, 2025	December 31, 2024
March 26, 2021	September 1, 2031	1.58%	$37,500	$37,500
June 25, 2021	September 1, 2031	1.58%	16,200	16,200
July 28, 2021	September 1, 2031	1.58%	5,400	5,400
August 20, 2021	September 1, 2031	1.58%	5,400	5,400
October 21, 2021	March 1, 2032	3.21%	14,000	14,000
November 1, 2021	March 1, 2032	3.21%	21,000	21,000
November 15, 2021	March 1, 2032	3.21%	5,200	5,200
November 30, 2021	March 1, 2032	3.21%	20,800	20,800
December 20, 2021	March 1, 2032	3.21%	10,000	10,000
December 23, 2021	March 1, 2032	3.21%	10,000	10,000
December 28, 2021	March 1, 2032	3.21%	5,000	5,000
January 14, 2022	March 1, 2032	3.21%	4,500	4,500
January 21, 2022	March 1, 2032	3.21%	20,000	20,000
November 8, 2024	March 1, 2035	5.09%	30,000	30,000
December 6, 2024	March 1, 2035	5.09%	33,600	33,600
December 12, 2024	March 1, 2035	5.09%	8,400	8,400
December 20, 2024	March 1, 2035	5.09%	32,000	32,000
February 5, 2025	March 1, 2035	5.09%	6,000	—
March 28, 2025(2)	September 1, 2035	4.89%	10,000	—
Total SBA Debentures			$295,000	$279,000
(1)Interest rates are determined initially at issuance and reset to a fixed rate at the debentures pooling date. The rates are inclusive of annual SBA charges.
(2)As of March 31, 2025, $10.0 million of drawn SBA Debentures are scheduled to be pooled on September 25, 2025. The interest rate disclosed is the current effective interim interest rate.
SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments. The SBA as part of its oversight periodically examines and audits to determine SBICs' compliance with SBA regulations.
HC IV and SBIC V each received their licenses to operate as an SBIC on October 27, 2020 and July 9, 2024, respectively, and each license has a 10 year term. Each license provides the Company access to up to $175.0 million of capital through the SBA debenture program, subject to maintaining certain capital commitments. HC IV has issued the entire $175.0 million in SBIC guaranteed debentures and SBIC V has issued $120.0 million of its SBA guaranteed debentures. SBA debentures bear fixed interest based on the treasury rate plus a spread applicable for the period the debentures are drawn. As of the latest debenture pooling date in March 2025, SBA debentures were issued with an interest rate of approximately 4.89%. The actual rates may vary depending on the timing of drawdown and pooling period.
The Company's SBICs were in compliance with all SBIC terms, including those pertaining to the SBA Debentures as of March 31, 2025 and December 31, 2024. The following table summarizes information related to our SBICs as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
Description	HC IV	SBIC V	HC IV	SBIC V
Number of investments held	35	14	33	11
Fair value of investments (in millions)	$376.1	$194.7	$377.7	$155.6
Percentage of fair value of investments based on the Company's total investment portfolio	9.6%	5.0%	10.3%	4.3%
Tangible assets (in millions)	$381.4	$197.6	$382.9	$157.8
Percentage of tangible assets based on the Company's total assets	9.5%	4.9%	10.0%	4.1%

July 2024 Notes
On July 16, 2019, the Company issued $105.0 million in aggregate principal amount of 4.770% interest-bearing unsecured notes due on July 16, 2024 (the “July 2024 Notes”), unless repurchased in accordance with their terms, to qualified institutional investors in a private placement notes offering. Interest on the July 2024 Notes was due semiannually. The July 2024 Notes were the general unsecured obligations of the Company that ranked pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.On July 16, 2024, the Company fully repaid the aggregate outstanding $105.0 million principal and $2.5 million of accrued interest pursuant to the terms of the July 2024 Notes.
February 2025 Notes
On February 5, 2020, the Company issued $50.0 million in aggregate principal amount of 4.280% interest-bearing unsecured notes due February 5, 2025 (the “February 2025 Notes”), unless repurchased in accordance with their terms, to qualified institutional investors in a private placement notes offering. Interest on the February 2025 Notes was due semiannually. The February 2025 Notes were the general unsecured obligations of the Company that ranked pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. On February 5, 2025, the Company fully repaid the aggregate outstanding $50.0 million principal and $1.1 million of accrued interest pursuant to the terms of the February 2025 Notes.
June 2025 Notes
On June 3, 2020, the Company issued $70.0 million in aggregate principal amount of 4.310% interest-bearing unsecured notes due June 3, 2025 (the “June 2025 Notes”), unless repurchased in accordance with their terms, to qualified institutional investors in a private placement notes offering. Interest on the June 2025 Notes is due semiannually. The June 2025 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
June 2025 3-Year Notes
On June 23, 2022, the Company issued $50.0 million in aggregate principal amount of 6.000% interest-bearing unsecured notes due June 23, 2025 (the “June 2025 3-Year Notes”), unless repurchased in accordance with their terms, to qualified institutional investors in a private placement notes offering. Interest on the June 2025 3-Year Notes is due semiannually. The June 2025 3-Year Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
March 2026 A Notes
On November 4, 2020, the Company issued $50.0 million in aggregate principal amount of 4.500% interest-bearing unsecured notes due March 4, 2026 (the “March 2026 A Notes”), unless repurchased in accordance with their terms, to qualified institutional investors in a private placement notes offering. Interest on the March 2026 A Notes is due semiannually. The March 2026 A Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
March 2026 B Notes
On March 4, 2021, the Company issued $50.0 million in aggregate principal amount of 4.550% interest-bearing unsecured notes due March 4, 2026 (the “March 2026 B Notes”), unless repurchased in accordance with their terms, to qualified institutional investors in a private placement pursuant note offering. Interest on the March 2026 B Notes is due semiannually. The March 2026 B Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
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
2028 Convertible Notes
On March 10, 2025, the Company issued $287.5 million in aggregate principal amount of 4.750% interest-bearing convertible unsecured notes due on September 1, 2028 (the "2028 Convertible Notes"), unless previously converted or caused to repurchase the notes in accordance with their terms by the holders of the 2028 Convertible Notes. The Company may not redeem the 2028 Convertible Notes at its option prior to maturity. Interest on the 2028 Convertible Notes is due semiannually. The 2028 Convertible Notes are unsecured obligations of the Company and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
Prior to the close of business on the business day immediately preceding March 1, 2028, holders may convert their 2028 Convertible Notes only under certain circumstances set forth in the 2028 Convertible Notes Indenture, dated March 10, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee. On or after March 1, 2028 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2028 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock, subject to an irrevocable settlement method election that may be made by the Company. The conversion rate is initially 46.5631 shares of common stock per $1,000 principal amount of 2028 Convertible Notes (equivalent to an initial conversion price of $21.48 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2028 Convertible Notes in connection with such a corporate event in certain circumstances. As of March 31, 2025, the conversion rate was 46.5631 shares of common stock per $1,000 principal amount of 2028 Convertible Notes or conversion price of $21.48 per share of common stock.
2031 Asset-Backed Notes
On June 22, 2022, the Company completed a term debt securitization in connection with which an affiliate of the Company issued $150.0 million in aggregate principal amount of 4.950% interest-bearing asset-backed notes due on July 20, 2031 (the “2031 Asset-Backed Notes”). The 2031 Asset-Backed Notes were issued by Hercules Capital Funding Trust 2022-1 LLC (the “2022 Securitization Issuer”) pursuant to a note purchase agreement, dated as of June 22, 2022, by and among the Company, Hercules Capital Funding 2022-1 LLC, as trust depositor, the 2022 Securitization Issuer, and U.S. Bank Trust Company, N. A., as trustee, and are backed by a pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies and are to be serviced by the Company. Interest on the 2031 Asset-Backed Notes will be paid, to the extent of funds available.
Under the terms of the 2031 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2031 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2031 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of March 31, 2025 and December 31, 2024, there was approximately $3.2 million and $3.3 million, respectively, of funds segregated as restricted cash related to the 2031 Asset-Backed Notes. The reinvestment period for 2031 Asset-Backed Notes ended on July 20, 2024, and as a result all principal payments received from portfolio companies will no longer be eligible for reinvestment and will be utilized to pay down the outstanding principal amount. During the three months ended March 31, 2025 and the year ended December 31, 2024, the Company repaid $2.6 million and $30.5 million of principal, respectively, and accelerated recognition of $15 thousand and $0.2 million, respectively, of debt issuance costs associated with extinguishment of the debt. This is disclosed as “Loss on extinguishment of debt” in the Consolidated Statements of Operations.
2033 Notes
On September 24, 2018, the Company issued $40.0 million in aggregate principal amount of 6.250% interest-bearing unsecured notes due October 30, 2033 (the “2033 Notes”), unless repurchased in accordance with the terms of the Sixth Supplemental Indenture to the Base Indenture, dated September 24, 2018. Interest on the 2033 Notes is payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year. The 2033 Notes trade on the NYSE under the symbol “HCXY.” The 2033 Notes are general unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company may redeem some or all of the 2033 Notes at any time, or from time to time, at the redemption price set forth under the terms of the 2033 Notes indenture after October 30, 2023.

Credit Facilities
As of March 31, 2025 and December 31, 2024, the Company has two available credit facilities, the MUFG Bank Facility and the SMBC Facility (together, the “Credit Facilities”). For the three months ended March 31, 2025 and the year ended December 31, 2024, the weighted average interest rate was 6.32% and 7.63%, respectively, and the average debt outstanding under the Credit Facilities was $390.0 million and $338.0 million, respectively.
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
SMBC Facility
On November 26, 2024, the Company entered into a fifth amendment (the “Fifth Amendment”) to its revolving credit agreement, which amends the revolving credit agreement, dated as of November 9, 2021, with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”), as administrative agent, and the lenders and issuing banks to the SMBC Facility. As of March 31, 2025, the SMBC Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies of up to $300.0 million, from which the Company may access subject to certain conditions. The SMBC Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $500.0 million, funded by existing or additional lenders and with the agreement of SMBC Bank and subject to other customary conditions. Availability under the revolving SMBC Facility will terminate on November 24, 2028, and the outstanding loans under the SMBC Facility will mature on November 26, 2029. Borrowings under the SMBC Facility are subject to compliance with a borrowing base and an aggregate portfolio balance. The Company’s obligations under the SMBC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and the subsidiary guarantors thereunder.
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

On February 5, 2025, the Company entered into the Third Amendment to the SMBC Letter of Credit Facility Agreement (the "SMBC LC Facility"), which amends the SMBC LC Facility with Sumitomo Mitsui Banking Corporation, dated as of January 13, 2023. The SMBC LC Facility provides for a letter of credit facility with a final maturity date ending on February 5, 2028 and a commitment amount of $175.0 million as amended. Further, the SMBC LC Facility includes an accordion provision to increase the commitment up to $400.0 million, subject to certain conditions. The Company’s obligations under the SMBC LC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and is primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and any subsidiary guarantors thereunder.
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
Taxable income and taxable net realized gains (losses) for the three months ended March 31, 2025 and 2024 appears as follows:

(in millions, except per share data)	Three Months Ended March 31,
	2025	2024
Taxable income	$73.2	$78.3
Taxable income per share	$0.43	$0.50
Taxable net realized gains (losses)	$3.5	$5.9
Taxable net realized gains (losses) per share	$0.02	$0.04
Weighted average shares outstanding	171.5	157.4
The aggregate gross unrealized appreciation (depreciation) of the Company’s investment over cost for U.S. federal income tax purposes appears as follows:

(in millions)	March 31, 2025	December 31, 2024
Aggregate gross unrealized appreciation	$110.7	$108.4
Aggregate gross unrealized depreciation	181.0	156.5
Net unrealized appreciation (depreciation) over cost for U.S. federal income tax purposes	(70.3)	(48.1)
Aggregate cost of securities for U.S. federal income tax purposes (in billions)	4.0	3.7
For the three months ended March 31, 2025, the Company paid approximately $6.0 million of income tax, including excise tax, and had $1.5 million of accrued, but unpaid tax expense as of March 31, 2025. For the three months ended March 31, 2024, the Company paid approximately $4.9 million of income tax, including excise tax, and had $1.9 million of accrued, but unpaid tax expense as of March 31, 2024.
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
In accordance with ASC 740, the Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. Based on an analysis of the Company’s tax position, there are no uncertain tax positions that meet the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2020 – 2023 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2019 – 2023 state tax years for the Company remain subject to examination by the state taxing authorities.
7. Stockholders’ Equity and Distributions
The Company has issued and outstanding 173,285 thousand and 170,575 thousand shares of common stock as of March 31, 2025 and December 31, 2024, respectively. The Company currently sell shares through its equity distribution agreements (the “2024 Equity Distribution Agreements”) with Citizens JMP Securities LLC and Jefferies LLC (the “Sales Agents”) entered into on December 12, 2024. The 2024 Equity Distribution Agreements provide that the Company may offer and sell up to 30.0 million shares of its common stock from time to time through the Sales Agents. Sales of the Company's common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. The 2024 Equity Distribution Agreements replaced the ATM equity distribution agreements between the Company and the Sales Agents executed on May 5, 2023.
The Company issued and sold the following shares of common stock during the three months ended March 31, 2025 and 2024:

(in millions, except per share data)
Three Months Ended March 31,	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Price/Share
2025	2.0	$40.1	$0.7	$39.4	$19.71
2024	3.7	$67.3	$0.9	$66.4	$17.83
The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of March 31, 2025, approximately 28.0 million shares remain available for issuance and sale under the 2024 Equity Distribution Agreements.
The Company currently pays quarterly distributions to its stockholders. The following table summarizes the Company’s distributions declared during the three months ended March 31, 2025 and year ended December 31, 2024:

(in thousands, except per share data)
Distribution Type	Declared Date	Record Date	Payment Date	Per Share Amount	Total Amount
Base	February 8, 2024	February 28, 2024	March 6, 2024	$0.40	$63,359
Supplemental	February 8, 2024	February 28, 2024	March 6, 2024	0.08	12,672
Base	April 25, 2024	May 14, 2024	May 21, 2024	0.40	64,912
Supplemental	April 25, 2024	May 14, 2024	May 21, 2024	0.08	12,982
Base	July 25, 2024	August 13, 2024	August 20, 2024	0.40	64,953
Supplemental	July 25, 2024	August 13, 2024	August 20, 2024	0.08	12,990
Base	October 24, 2024	November 13, 2024	November 20, 2024	0.40	66,980
Supplemental	October 24, 2024	November 13, 2024	November 20, 2024	0.08	13,396
Total distributions declared during the year ended December 31, 2024				$1.92	$312,244
Base	February 6, 2025	February 26, 2025	March 5, 2025	$0.40	$69,263
Supplemental	February 6, 2025	February 26, 2025	March 5, 2025	0.07	12,121
Total distributions declared during the three months ended March 31, 2025				$0.47	$81,384
During the three months ended March 31, 2025, for income tax purposes, the distributions paid of $0.47 per share were comprised of ordinary income. As of March 31, 2025, the Company estimates that it has generated undistributed taxable earnings “spillover” of $0.92 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements.
The Company has a distribution reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend record date. During the three months ended March 31, 2025 and 2024, the Company issued 121,743 and 99,413 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan.
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
The Company has granted equity-based awards that have service and performance conditions. Certain of the Company’s equity-based awards are classified as liability awards in accordance with ASC Topic 718, Compensation – Stock Compensation. All of the Company’s equity-based awards require future service, and are expensed over the relevant service period. The Company does not estimate forfeitures, and reverses all unvested costs associated with equity-awards in the period they are forfeited. For the three months ended March 31, 2025 and 2024, the Company recognized $3.6 million and $3.1 million of stock-based compensation expense in the Consolidated Statements of Operations, respectively. As of March 31, 2025 and March 31, 2024, approximately $30.1 million and $26.3 million of total unrecognized compensation costs expected to be recognized over the next 2.7 and 2.6 years, respectively.
Service-Vesting Awards
The Company grants equity-based awards which have service conditions, which generally begin to vest one-third after one year after the date of grant and ratably over the succeeding two years in accordance with the individual award terms. Certain awards have service conditions of longer duration and may begin to vest up to seven years after the date of grant. These equity-based awards which vest upon achievement of service conditions are collectively referred to as the “Service Vesting Awards”. The grant date fair value of Service Vesting Awards granted during the three months ended March 31, 2025 and 2024, were approximately $15.6 million, and $14.2 million, respectively.
The Company has granted restricted stock equity awards in the form of restricted stock awards and restricted stock units. The Company determines the grant date fair values of restricted stock equity awards using the grant date stock close price. The activities for the Company's unvested restricted stock equity awards for each of the three months ended March 31, 2025 and 2024, are summarized below:

	Three Months Ended March 31,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested Shares Beginning of Period	2,060,432	$12.24	1,880,409	$14.52
Granted	780,295	$19.96	813,676	$17.41
Vested	(389,553)	$16.63	(416,661)	$14.13
Forfeited	(35,458)	$12.96	(18,434)	$15.12
Unvested Shares End of Period	2,415,716	$14.02	2,258,990	$12.93
In addition to the restricted stock equity-based awards, the Company has also issued stock options to certain employees. The fair value of options granted during the three months ended March 31, 2025 and 2024, was approximately $29,000 and $6,000, respectively. During the three months ended March 31, 2025 and 2024, approximately $36,000, and $32,000 of share-based cost due to stock option grants was expensed, respectively.
Liability Classified Awards
The Company has granted equity-based awards which are subject to both service and performance conditions. These awards are settled either in cash or a fixed dollar value of shares, subject to the terms of each individual award, and therefore classified as liability awards (the “Liability Awards”). As of March 31, 2025, all Liability Awards have vested and have been settled. Generally, if the performance conditions of these types of awards are not met, the total compensation expense related to the Liability Awards may be less than the maximum granted value of the awards. The Company records

Liability Awards as deferred compensation within Accounts Payable and Accrued Liabilities included on the Consolidated Statements of Assets and Liabilities.
Certain Liability Awards are structured similar to the Performance Awards and increase in value with corresponding increases to the Company’s TSR and vest after four years. The Company remeasures the value of these awards each period based on the Company’s TSR achieved to date. Certain other Liability Awards are linked to attainment of investment funding goals. The Company determines the fair value of these Liability Awards based on the expected probability of the performance conditions being met and recognized over the service period. The Company accrues for Liability Awards based on the expected probability that the performance conditions would be met, this assumption is re-evaluated each period, and may be adjusted to reflect changes in this assumption. Generally, the other Liability Awards vest over a three-years service term.
During the three months ended March 31, 2025, no compensation expense related to the Liability Awards was recognized in the Consolidated Statements of Operations and no amounts remain outstanding. During the three months ended March 31, 2025, no Liability Awards vested.
As of March 31, 2024, all Liability Awards were unvested and there was approximately $0.1 million of total unrecognized compensation costs expected to be recognized over a weighted average period of 0.1 years. During the three months ended March 31, 2024, there was approximately $0.4 million of compensation expense related to the Liability Awards recognized in the Consolidated Statements of Operations and $3.0 million accrued within Accounts Payable and Accrued Liabilities in the Consolidated Statements of Assets and Liabilities. During the three months ended March 31, 2024, no Liability Awards vested.
9. Earnings Per Share
Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

(in thousands, except per share data)	Three Months Ended March 31,
	2025	2024
Numerator
Net increase (decrease) in net assets resulting from operations	$50,337	$90,964
Less: Total distributions declared	(81,384)	(76,031)
Total Earnings (loss), net of total distributions	(31,047)	14,933

Earnings (loss), net of distributions attributable to common shares	(31,048)	14,776
Add: Distributions declared attributable to common shares	80,616	75,230
Numerator for basic change in net assets per common share	49,568	90,006
Add: Income impact of assumed conversion of 2028 Convertible Notes	904	—
Numerator for diluted change in net assets per common share	$50,472	$90,006

Denominator
Basic weighted average common shares outstanding	171,494	157,445
Incremental shares from assumed conversion of 2028 Convertible Notes	3,272	—
Common shares issuable	617	475
Weighted average common shares outstanding assuming dilution	175,383	157,920

Change in net assets per common share:
Basic	$0.29	$0.57
Diluted	$0.29	$0.57
In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.
The issuance of the 2028 Convertible Notes is considered part of the if-converted method for calculation of diluted earnings per share. In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended March 31, 2025, there was no anti-dilution when applying the if-converted method for the 2028 Convertible Notes.

The calculation of change in net assets resulting from operations per common share assuming dilution, excludes all anti-dilutive shares. For the three months ended March 31, 2025 and 2024, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

	Three Months Ended March 31,
Anti-dilutive Securities	2025	2024
Unvested common stock options	1,974	2,004
Unvested restricted stock awards	23	895
As of March 31, 2025 and December 31, 2024, the Company was authorized to issue 300.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.
10. Financial Highlights
Following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024:

(in thousands, except per share data and ratios)	Three Months Ended March 31,
	2025	2024
Per share data: (1)
Net asset value at beginning of period	$11.66	$11.43
Net investment income	0.45	0.50
Net realized gain (loss)	(0.01)	0.05
Net unrealized appreciation (depreciation)	(0.15)	0.02
Total from investment operations	0.29	0.57
Net increase (decrease) in net assets from capital share transactions(1)	0.04	0.09
Distributions of net investment income(6)	(0.47)	(0.48)
Stock-based compensation expense included in net investment income and other movements(2)	0.03	0.02
Net asset value at end of period	$11.55	$11.63

Ratios and supplemental data:
Per share market value at end of period	$19.21	$18.45
Total return(3)	(2.03%)	13.57%
Shares outstanding at end of period	173,285	162,230
Weighted average number of common shares outstanding	171,494	157,445
Net assets at end of period	$2,000,630	$1,885,938
Ratio of total expense to average net assets(4)	8.33%	9.32%
Ratio of net investment income before investment gains and losses to average net assets(4)	15.35%	17.40%
Portfolio turnover rate(5)	3.40%	4.83%
Weighted average debt outstanding	$1,815,224	$1,635,890
Weighted average debt per common share	$10.58	$10.39
(1)All per share activity is calculated based on the weighted average shares outstanding for the relevant period, except net increase (decrease) in net assets from capital share transactions, which is based on the common shares outstanding as of the relevant balance sheet date.
(2)Adjusts for the impact of stock-based compensation expense, which is a non-cash expense and has no net impact to NAV. Pursuant to ASC Topic 718, the expense is offset by a corresponding increase in paid-in capital. Additionally, adjusts for other items attributed to the difference between certain per share data based on the weighted-average basic shares outstanding and those calculated using the shares outstanding as of a period end or transaction date.
(3)The total return for the three months ended March 31, 2025 and 2024 equals to the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.
(4)The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)The portfolio turnover rate for the three months ended March 31, 2025 and 2024 equals to the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
(6)Includes distributions on unvested restricted stock awards.
11. Commitments and Contingencies
The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. As of March 31, 2025, a portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones.
As of March 31, 2025 and December 31, 2024, the Company had approximately $455.7 million and $448.5 million, respectively, of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The amounts disclosed exclude unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) related to the portion of portfolio company investments assigned to or directly committed by the Adviser Funds as described in “Note -12 Related Party Transactions”. The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations embedded in the borrowing agreements.

As of March 31, 2025 and December 31, 2024, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	March 31, 2025	December 31, 2024
Debt Investments:
Earnix, Inc.	$41,250	$41,250
Arcus Biosciences, Inc.	37,500	37,500
Thumbtack, Inc.	30,000	30,000
Harness, Inc.	26,950	11,550
Armis, Inc.	25,000	25,000
Disc Medicine, Inc.	22,500	22,500
Pindrop Security, Inc.	19,375	19,375
Coronet Cyber Security Ltd.	17,000	17,000
Marathon Health, LLC	16,550	24,250
Locus Robotics Corp.	16,250	16,250
Akero Therapeutics, Inc.	15,000	15,000
Dragos, Inc.	13,000	13,000
Aryaka Networks, Inc.	12,500	12,500
GoEuro Travel GmbH	12,468	26,250
WellBe Senior Medical, LLC	12,000	12,000
Semperis Technologies Inc.	11,250	—
Alector, Inc.	10,500	10,500
DocPlanner	9,538	—
CoreView USA, Inc.	9,000	10,000
iSpot.tv, Inc.	8,250	—
Suzy, Inc.	8,000	8,000
PayIt, LLC	8,000	8,000
Heron Therapeutics, Inc.	8,000	8,000
Curana Health Holdings, LLC	7,500	7,500
SmartSheet Inc.	4,840	—
Ennoble Care LLC	4,500	—
Babel Street	4,367	4,367
AlphaSense, Inc.	4,000	4,000
Reveleer	4,000	—
Allvue Systems, LLC	3,590	3,590
Behavox Limited	3,500	—
LogRhythm, Inc.	3,143	3,143
Zappi, Inc.	2,571	2,571
Dashlane, Inc.	2,500	5,000
Loftware, Inc.	2,277	2,277
Streamline Healthcare Solutions	2,200	2,200
New Relic, Inc.	2,176	2,176
Sumo Logic, Inc.	2,000	2,000
LogicSource	1,209	1,209
TaxCalc	1,166	1,166
LinenMaster, LLC	1,000	1,000
Alchemer LLC	890	—
Main Street Rural, Inc.	874	874
Fortified Health Security	840	840

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	March 31, 2025	December 31, 2024
Debt Investments:
Dispatch Technologies, Inc.	$813	$563
Omeda Holdings, LLC	750	731
Dronedeploy, Inc.	625	625
ShadowDragon, LLC	333	333
Zimperium, Inc.	282	196
Strive Health Holdings, LLC	—	8,299
Viridian Therapeutics, Inc.	—	8,000
ATAI Life Sciences N.V.	—	7,000
Saama Technologies, LLC	—	3,875
Ceros, Inc.	—	1,707
3GTMS, LLC	—	886
Flight Schedule Pro, LLC	—	646
Total Unfunded Debt Commitments:	451,827	444,699

Investment Funds & Vehicles:(2)
Forbion Growth Opportunities Fund I C.V.	1,757	1,757
Forbion Growth Opportunities Fund II C.V.	2,072	2,072
Total Unfunded Commitments in Investment Funds & Vehicles:	3,829	3,829

Total Unfunded Commitments	$455,656	$448,528
(1)For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. These amounts also exclude $136.0 million and $139.7 million of unfunded commitments as of March 31, 2025 and December 31, 2024, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds as described in “Note -12 Related Party Transactions”.
(2)For investment funds and vehicles, the amount represents uncalled capital commitments in private equity funds.
The following table provides additional information on the Company’s unencumbered unfunded commitments regarding milestones, expirations and type:

(in thousands) Unfunded Commitments
	March 31, 2025	December 31, 2024
Expiring during:
2025	$244,624	$251,941
2026	156,839	147,840
2027	10,020	10,553
2028	7,179	6,040
2029	24,149	24,149
2030	4,176	4,176
2031	4,840	—
Total Unfunded Debt Commitments	451,827	444,699

Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	1,757	1,757
2032	2,072	2,072
Total Unfunded Commitments in Investment Funds & Vehicles	3,829	3,829
Total Unfunded Commitments	$455,656	$448,528

The following tables provide the Company’s contractual obligations as of March 31, 2025 and December 31, 2024:

As of March 31, 2025:	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt(2)(3)	$1,999,351	$220,000	$780,000	$547,506	$451,845
Lease and License Obligations(4)	23,400	3,287	6,710	5,618	7,785
Total	$2,022,751	$223,287	$786,710	$553,124	$459,630

As of December 31, 2024:	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt(5)(3)	$1,783,265	$170,000	$891,000	$283,790	$438,475
Lease and License Obligations(4)	23,976	3,246	6,640	5,589	8,501
Total	$1,807,241	$173,246	$897,640	$289,379	$446,976
(1)Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in investment funds.
(2)Includes $295.0 million in principal outstanding under the SBA Debentures, $70.0 million of the June 2025 Notes, $50.0 million of the June 2025 3-Year Notes, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $116.8 million of the 2031 Asset-Backed Notes, $40.0 million of the 2033 Notes, $325.0 million of the September 2026 Notes, $350.0 million of the January 2027 Notes and $287.5 million of the 2028 Convertible Notes as of March 31, 2025. There was also $260.0 million outstanding under the SMBC Facility and $105.0 million outstanding under the MUFG Bank Facility as of March 31, 2025.
(3)Amounts represent future principal repayments and not the carrying value of each liability. See “Note 5 – Debt”.
(4)Leases and license obligations includes contractual amounts related to short-term leases.
(5)Includes $279.0 million in principal outstanding under the SBA Debentures, $50.0 million of the February 2025 Notes, $70.0 million of the June 2025 Notes, $50.0 million of the June 2025 3-Year Notes, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $119.5 million of the 2031 Asset-Backed Notes, $40.0 million of the 2033 Notes, $325.0 million of the September 2026 Notes and $350.0 million of the January 2027 Notes as of December 31, 2024. There was also $283.8 million outstanding under the SMBC Facility and $116.0 million outstanding under the MUFG Bank Facility as of December 31, 2024.
Certain premises are leased or licensed under agreements which expire at various dates through July 2034. During the three months ended March 31, 2025 and 2024, total rent expense, including short-term leases, amounted to approximately $0.8 million and $1.0 million in each period, respectively. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s incremental weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.
The following table sets forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases for the three months ended March 31, 2025 and 2024:

(in thousands)	Three Months Ended March 31,
	2025	2024
Total operating lease cost	$774	$533
Cash paid for amounts included in the measurement of lease liabilities	595	122

	As of March 31, 2025	As of December 31, 2024
Weighted-average remaining lease term (in years)	7.56	7.81
Weighted-average discount rate	6.84%	6.85%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of March 31, 2025:

(in thousands)	As of March 31, 2025
2025	$2,493
2026	3,179
2027	3,452
2028	2,766
Thereafter	11,324
Total lease payments	23,214
Less: imputed interest & other items	(6,003)
Total operating lease liability	$17,211
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
12. Related Party Transactions
As disclosed in “Note 1 - Description of Business”, the Adviser Subsidiary is the Company's wholly owned registered investment adviser business, comprised of the collectively held and presented entities Hercules Adviser LLC, Hercules Capital Management, LLC, and Hercules Partner Holdings, LLC entities. The Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value. The Adviser Subsidiary has entered into investment management agreements with its privately offered Adviser Funds, and it receives management fees based on the assets under management of the Adviser Funds. In addition, the general partner interests (the “GP Interests”) held by Hercules Partner Holdings, LLC may receive incentive fees based on the performance of the Adviser Funds. Both the Adviser Subsidiary and Hercules Partner Holdings, LLC are owned by Hercules Capital Management LLC. The following table summarized the total income from the Adviser Subsidiary for the three months ended March 31, 2025 and 2024:

(in millions)	Three Months Ended March 31,
	2025	2024
Interest Income	$—	$0.2
Dividend Income	1.9	1.6
Refer to “Note 4 – Investments” for additional information related to income, gains and losses recognized related to the Company’s investment.
The Company has a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, through which the Adviser Subsidiary has access to the Company's human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology). Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the three months ended March 31, 2025 and 2024, are net of expenses allocated to the Adviser Subsidiary of $3.3 million and $2.9 million, respectively. As of March 31, 2025 and December 31, 2024, there was approximately $0.6 million and less than $0.1 million receivable, respectively, from the Adviser Subsidiary.
In addition, the Company may from time-to-time make investments alongside the Adviser Funds or assign a portion of investments to the Adviser Funds in accordance with the Company’s allocation policy. The assigned investment activities for the three months ended March 31, 2025 and 2024, are summarized below:

(in millions)	Three Months Ended March 31,
	2025	2024
Investment commitments assigned to or directly committed by the Adviser Funds	$235.8	$181.1
Investment fundings assigned to, directly originated or funded by the Adviser Funds	124.1	113.4
Amounts received by the Company from the Adviser Funds relating to assigned investments	—	—

13. Subsequent Events
Dividend Distribution Declaration
On April 23, 2025, the Board declared a cash distribution of $0.40 per share to be paid on May 20, 2025 to stockholders of record as of May 13, 2025. In addition to the cash distribution, and as part of the supplemental cash distribution of $0.28 per share to be paid in four quarterly distributions of $0.07 per share, the Board declared a supplemental cash distribution of $0.07 per share to be paid on May 20, 2025 to stockholders of record as of May 13, 2025. Including the $0.07 per share supplemental cash distributions paid to stockholders of record as of March 5, 2025, the Board has declared a total of $0.14 per share of the $0.28 per share of supplemental cash distribution declared on February 6, 2025.
Equity Offering
As of April 29, 2025, through its ATM program, the Company sold 2.2 million shares of common stock for $41.5 million of net proceeds.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Hercules Capital, Inc., that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties, including those discussed under “Item 1A. Risk Factors”, which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:
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
You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report.
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
Since inception through March 31, 2025, we have originated more than $22.0 billion in commitments in over 680 companies. We, through the Adviser Subsidiary, may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we, through the Adviser Subsidiary may earn management or other fees for our services. As of March 31, 2025, we, including through our Adviser Subsidiary, actively manage approximately $5.0 billion of assets.
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
We have elected to be treated for tax purposes as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other requirements, we must maintain certain income, asset, and distribution requirements. As a RIC, we generally will not be subject to U.S. federal income tax on the income that we distribute (or are deemed to distribute) to our stockholders provided that we maintain our RIC status for a given year. See “Certain United States Federal Income Tax Considerations” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 13, 2025 for additional information.
Portfolio and Investment Activity
The total fair value of our investment portfolio as of March 31, 2025 and December 31, 2024 was as follows:

(in millions)	Fair Value
	March 31, 2025	December 31, 2024
Debt	$3,739.2	$3,494.6
Equity	146.8	128.7
Warrants	31.5	30.5
Investment Funds & Vehicles	7.0	6.2
Total Investment Portfolio	$3,924.5	$3,660.0
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

Our portfolio activity for the three months ended March 31, 2025 and 2024 was comprised of the following:

(in millions)	March 31, 2025	March 31, 2024
Investment Commitments(1)
Investment Commitments Originated by Hercules Capital and the Adviser Funds	$1,019.4	$956.0
Less: Commitments assigned to or directly committed by the Adviser Funds	(235.8)	(181.1)
Net Total Investment Commitments	$783.6	$774.9

Gross Debt Commitments Originated by Hercules Capital and the Adviser Funds
New portfolio company	$775.2	$865.0
Existing portfolio company	236.9	87.5
Sub-total	1,012.1	952.5
Less: Debt commitments assigned to or directly committed by the Adviser Funds	(233.6)	(180.1)
Net Total Debt Commitments	$778.5	$772.4

Investment Fundings(2)
Gross Debt Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$337.0	$500.0
Existing portfolio company	194.8	101.7
Sub-total	531.8	601.7
Less: Debt fundings assigned to or directly funded by the Adviser Funds	(121.9)	(112.4)
Net Total Debt Fundings	$409.9	$489.3
Equity Investments and Investment Funds and Vehicles Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$—	$—
Existing portfolio company	7.3	3.5
Sub-total	$7.3	$3.5
Less: Equity fundings assigned to or directly funded by the Adviser Funds	(2.2)	(1.0)
Net Total Equity and Investment Funds and Vehicle Fundings	$5.1	$2.5

Total Unfunded Contractual Commitment(3)	$455.7	$483.4

Non-Binding Term Sheets
New portfolio company	$428.3	$100.0
Existing portfolio company	78.5	—
Total	$506.8	$100.0
(1)Includes restructured loans and renewals in addition to new commitments.
(2)Funded amounts include borrowings on revolving facilities.
(3)Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $136.0 million and $156.0 million of unfunded commitments as of March 31, 2025 and March 31, 2024, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds.
We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the three months ended March 31, 2025, we received approximately $144.5 million in aggregate principal repayments. Approximately $12.7 million of the aggregate principal repayments related to scheduled principal payments and approximately $131.8 million were early principal repayments related to 17 portfolio companies.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for the three months ended March 31, 2025 and 2024 was as follows:

(in millions)	March 31, 2025	March 31, 2024
Beginning Portfolio	$3,660.0	$3,248.0
New fundings and restructures	539.1	605.2
Fundings assigned to or directly funded by the Adviser Funds	(124.1)	(113.4)
Warrants not related to current period fundings	—	0.4
Principal repayments received on investments	(12.7)	(13.1)
Early payoffs	(131.8)	(161.1)
Proceeds from sale of equity and warrant investments	(0.3)	(12.0)
Accretion of loan discounts and paid-in-kind interest	24.4	18.2
Net acceleration of loan discounts and loan fees due to early payoffs or restructures	(3.6)	0.1
New loan fees	(3.9)	(5.0)
Gain (loss) on investments due to sales or write offs	(0.9)	8.3
Net change in unrealized appreciation (depreciation)	(21.7)	(3.9)
Ending Portfolio	$3,924.5	$3,571.7
Additionally, we may hold investments in debt, warrant, or equity positions of portfolio companies that have filed a registration statement with the SEC in contemplation of a potential initial public offering. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.
The following table presents certain additional selected information regarding our debt investment portfolio as of March 31, 2025 and March 31, 2024. This includes information on index rate floors which we have in place on all of our floating rate debt investments.

	March 31, 2025	March 31, 2024
Number of portfolio companies with debt outstanding	119	127
Percentage of debt bearing a floating rate	98.0%	97.3%
Percentage of debt bearing a fixed rate	2.0%	2.7%
Weighted average core yield on debt investments(1)(3)	12.6%	14.0%
Weighted average effective yield on debt investments(2)(3)	13.0%	14.9%
Prime rate at the end of the period	7.50%	8.50%
Percentage of Prime rate linked debt investments	79.0%	73.1%
Weighted average floor rate bearing a Prime rate	7.1%	6.1%
Percentage of SOFR, SONIA and BSBY rate linked debt investments	19.0%	24.2%
Weighted average floor rate bearing a SOFR, SONIA or BSBY rate	1.0%	1.1%
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
(3)The core and effective yields represent the weighted average yields for the three-month periods ended March 31, 2025 and 2024. Please refer to the “Portfolio Yield” section below for further discussion of these measures.
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
Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more resilient to U.S. and global economic cycles. This includes being partially insulated from declining interest rates as all of our floating rate debt investments, which represent 98.0% and 97.4% of our debt portfolio as of March 31, 2025 and December 31, 2024, respectively, are subject to interest rate floors. While our portfolio is not immune to the impact of macroeconomic events, we believe we and our portfolio are well positioned to manage the current environment. Given the unpredictability and fluidity of the macroeconomic market, neither our management nor our Board is able to predict the full impact of the macroeconomic events on our business, future results of operations, financial position, or cash flows. For additional information, see “Part I - Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 13, 2025.
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
As of March 31, 2025, our debt investments generally have a term of between two and five years and typically bear interest at a rate ranging from approximately 7.5% to approximately 14.5%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.
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
Loan origination and commitment fees are generally received in full at the inception of a loan, are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. As of March 31, 2025 and December 31, 2024, unamortized capitalized fee income was recorded as follows:

(in millions)	March 31, 2025	December 31, 2024
Offset against debt investment cost	$37.2	$36.9
Deferred obligation contingent on funding or other milestone	10.2	9.1
Total Unamortized Fee Income	$47.4	$46.0
Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of March 31, 2025 and December 31, 2024, loan exit fees receivable were recorded as follows:

(in millions)	March 31, 2025	December 31, 2024
Included within debt investment cost	$41.5	$39.2
Deferred receivable related to expired commitments	2.9	3.0
Total Exit Fees Receivable	$44.4	$42.2
Additionally, we have debt investments in our portfolio that earn PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our status as a RIC, the non-cash PIK income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. During the three months ended March 31, 2025 and 2024, we recorded approximately $13.5 million and $9.9 million of PIK income, respectively.
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

	Three Months Ended March 31,
	2025	2024
Total Yield	12.6%	14.3%
Effective Yield(1)	13.0%	14.9%
Core Yield (Non-GAAP)(1)	12.6%	14.0%
(1)Yield calculated using “Total investment income” excluding bank interest, dividend income, and investment income from other assets for the three months ended March 31, 2025 and 2024.
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

(in thousands)	Three Months Ended March 31,
	2025	2024
GAAP Basis: Total investment income	$119,511	$121,553
Less: fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events except income from expired commitments	(4,009)	(7,325)
Non-GAAP Basis: Core investment income	$115,502	$114,228
Less: bank interest income, dividend income, and other investment income from other assets	(2,945)	(2,387)
Core investment income from debt portfolio	$112,557	$111,841
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
Another financial measure that we monitor is the total return for our investors, which was approximately (2.0)% and 13.6% during the three months ended March 31, 2025 and 2024, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that may be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition
Our portfolio companies are primarily privately held companies which are active in sectors characterized by high margins, high growth rates, consolidation, and product and market extension opportunities and, to a lesser extent, public companies active in those sectors.
The following table presents the fair value of the Company’s portfolio by industry sector as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Software	$1,262,813	32.2%	$1,081,100	29.5%
Drug Discovery & Development	1,119,941	28.5%	1,080,390	29.5%
Healthcare Services, Other	625,556	15.9%	610,184	16.7%
Consumer & Business Services	374,561	9.6%	372,641	10.2%
All other industries(1)	541,579	13.8%	515,663	14.1%
Total	$3,924,450	100.0%	$3,659,978	100.0%
(1)See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of March 31, 2025, the fair value as a percentage of total portfolio does not exceed 5.0% for any individual industry sector other than “Software", “Drug Discovery & Development”, “Healthcare Services, Other”, and “Consumer & Business Services”.
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
For the three months ended March 31, 2025 and the year ended December 31, 2024, our ten largest portfolio companies represented approximately 30.4% and 31.6%, respectively, of the total fair value of our investments in portfolio companies, respectively. As of March 31, 2025 and December 31, 2024, we had six and six investments, respectively, that represented 5% or more of our net assets, respectively. As of March 31, 2025 and December 31, 2024, we had four and three equity investments, respectively, that represented 5% or more of the total fair value of our equity investments. These equity investments represented approximately 61.3% and 49.7% of the total fair value of our equity investments as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, approximately 98.0% and 97.4%, respectively, of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime, SOFR, or SONIA-based interest rate floor, respectively. Changes in interest rates, including Prime, SOFR, or SONIA rates, may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.
Our investments in Structured Debt generally have detachable equity enhancement features in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of March 31, 2025, we held warrants in 98 portfolio companies, with a fair value of approximately $31.5 million. The fair value of our warrant portfolio increased by approximately $1.0 million, as compared to a fair value of $30.5 million as of December 31, 2024, primarily related to the increase in fair value of the portfolio companies.
Our existing warrant holdings would require us to invest approximately $59.9 million to exercise such warrants as of March 31, 2025. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 42.71x based on the historical rate of return on our investments. We may also experience losses from our warrant portfolio in the event that warrants are terminated or expire unexercised.

Portfolio Grading
We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of March 31, 2025 and December 31, 2024, respectively:

(in thousands)	March 31, 2025			December 31, 2024
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	20	$727,098	19.4%	19	$654,489	18.7%
2	49	1,560,078	41.7%	53	1,649,906	47.2%
3	43	1,266,687	33.9%	39	1,012,603	29.0%
4	4	152,692	4.1%	6	159,372	4.6%
5	3	32,679	0.9%	1	18,231	0.5%
	119	$3,739,234	100.0%	118	$3,494,601	100.0%
As of March 31, 2025 and December 31, 2024, our debt investments had a weighted average investment grading of 2.31 and 2.26 on a cost basis, respectively. Changes in a portfolio company's investment grading may be a result of changes in portfolio company's performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or is underperforming relative to its respective business plan. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company's investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event. The overall downgrade of the portfolio's weighted average investment grading is reflective of the impact of the current macroeconomic environment.
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
Performing and Non-accrual Investments
The following table shows the amortized cost of our performing and non-accrual investments as of March 31, 2025 and December 31, 2024:

(in millions)	March 31, 2025		December 31, 2024
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	$3,923	98.2%	$3,648	98.3%
Non-accrual	72	1.8%	61	1.7%
Total Investments	$3,995	100.0%	$3,709	100.0%
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

Results of Operations
Our condensed consolidated operating results for the three months ended March 31, 2025 and 2024, were as follows:

(in thousands, except per share data)	Three Months Ended March 31,
	2025	2024
Total investment income	$119,511	$121,553
Total expenses	42,053	42,391
Net investment income	77,458	79,162
Net realized gain (loss):	(1,556)	8,168
Net change in unrealized appreciation (depreciation):	(25,565)	3,634
Net increase (decrease) in net assets resulting from operations	$50,337	$90,964

Net investment income before gains and losses per common share:
Basic	$0.45	$0.50

Change in net assets resulting from operations per common share:
Basic	$0.29	$0.57
Diluted	$0.29	$0.57
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
Investment Income
Total investment income for the three months ended March 31, 2025 was approximately $119.5 million as compared to approximately $121.6 million for the three months ended March 31, 2024. Investment income is primarily composed of interest income earned on our debt investments, fee income from commitments, facilities, and other loan related fees and dividend income.
Interest and Dividend Income
The following table summarizes the components of interest and dividend income for the three months ended March 31, 2025 and 2024:

(in thousands)	Three Months Ended March 31,
	2025	2024
Contractual interest income	$87,817	$90,714
Exit fee interest income	10,228	11,880
PIK interest income	13,473	9,897
Dividend income	2,400	1,600
Other investment income(1)	1,654	1,688
Total interest and dividend income	$115,572	$115,779
(1)Other investment income includes OID interest income and interest recorded on other assets.
Interest and dividend income for the three months ended March 31, 2025 totaled approximately $115.6 million as compared to approximately $115.8 million for the three months ended March 31, 2024. The decrease in interest and dividend income for the three months ended March 31, 2025 as compared to the period ended March 31, 2024 is primarily attributable to a decrease in Core Yield due to declining benchmark rates in 2024. This was partially offset by an increase in the weighted average principal outstanding and dividend income distributions primarily from the Adviser Subsidiary.

Interest income is comprised of recurring interest income from the contractual servicing of loans and non-recurring interest income that is related to the acceleration of income due to early loan repayments and other one-time events during the period.
The following table summarizes recurring and non-recurring interest income and dividend income for the three months ended March 31, 2025 and 2024:

(in thousands)	Three Months Ended March 31,
	2025	2024
Recurring interest income	$110,105	$109,526
Non-recurring interest income	3,067	4,653
Dividend income	2,400	1,600
Total interest and dividend income	$115,572	$115,779
A portion of interest income is earned in the form of PIK interest. The following table shows the PIK-related activity for the three months ended March 31, 2025 and 2024, at cost:

(in thousands)	Three Months Ended March 31,
	2025	2024
Beginning PIK interest receivable balance	$67,656	38,030
PIK interest income during the period	13,473	9,897
PIK capitalized as principal or converted to equity or other assets	(1,407)	—
Payments received from PIK loans	(991)	(2,879)
Ending PIK interest receivable balance	$78,731	45,048
The increase in PIK interest income during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is due to an increase in the weighted average principal outstanding for debt investments which earn PIK interest. Payments on PIK loans are normally received only in the event of payoffs. The PIK receivable for March 31, 2025 and March 31, 2024 was approximately 2% and 1% of total debt investments, respectively.
Fee Income
Fee income is comprised of recurring fee income from commitment, facility, and loan related fees, fee income due to expired commitments, and acceleration of fee income due to early loan repayments during the period. The following table summarizes the components of fee income for the three months ended March 31, 2025 and 2024:

(in thousands)	Three Months Ended March 31,
	2025	2024
Recurring fee income	$2,680	$2,455
Fee income - expired commitments	317	647
Accelerated fee income - early repayments	942	2,672
Total fee income	$3,939	$5,774
The fee income for the three months ended March 31, 2025 totaled approximately $3.9 million as compared to approximately $5.8 million for the three months ended March 31, 2024. The decrease in fee income for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily due to lower acceleration of fee income from early repayments and lower fee income from expired commitments. This is partially offset by higher weighted average principal outstanding.
Operating Expenses
Our operating expenses are comprised of interest and fees on our debt borrowings, general and administrative expenses, taxes, and employee compensation and benefits. During the three months ended March 31, 2025 and 2024, our net operating expenses totaled approximately $42.1 million and $42.4 million, respectively.
Interest and Fees on our Debt
Interest and fees on our debt totaled approximately $22.1 million and $20.0 million for the three months ended March 31, 2025 and 2024, respectively. Interest and fee expense during the three months period ended March 31, 2025 as compared to the three months ended March 31, 2024, increased due to higher weighted average debt outstanding.
Our weighted average cost of debt was approximately 4.9% and 4.9% for the three months ended March 31, 2025 and 2024, respectively. The weighted average cost of debt includes interest and fees on our debt, but excludes the impact of fee accelerations due to the extinguishment of debt, as applicable.

General and Administrative Expenses and Tax Expenses
General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments, and various other expenses. Our general and administrative expenses decreased to $4.8 million from $5.1 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in general and administrative expenses for the three months ended March 31, 2025 is primarily attributable to a decrease in costs of office and professional fees and expenses. Tax expenses were $0.9 million and $0.7 million during the three months ended March 31, 2025 and 2024, respectively. Our tax expenses primarily relate to excise tax accruals.
Employee Compensation
Employee compensation and benefits totaled approximately $13.9 million and $16.3 million, for the three months ended March 31, 2025 and 2024, respectively. The movement between the three months ended March 31, 2025 and 2024 was primarily due to fluctuations in variable compensation.
Employee stock-based compensation totaled approximately $3.6 million and $3.1 million, for the three months ended March 31, 2025 and 2024, respectively. The movement between the three months ended March 31, 2025 and 2024 was primarily attributable to an increase in the grant date fair value of the Service-Vesting Awards.
Expenses allocated to the Adviser Subsidiary
The Sharing Agreement provides the Adviser Subsidiary access to our human capital resources, including deal professionals, finance, and administrative functions, as well as other resources including infrastructure assets such as office space and technology. Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the three months ended March 31, 2025 and 2024, are net of expenses allocated to the Adviser Subsidiary of $3.3 million and $2.9 million, respectively. The increase in expenses allocated to the Adviser Subsidiary for the three months ended March 31, 2025 compared to 2024 is due to an increase in time spent on the Adviser Funds by senior management. As of March 31, 2025 and December 31, 2024, there was approximately $0.6 million and less than $0.1 million due from the Adviser Subsidiary, respectively.
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
A summary of net realized gains and losses for the three months ended March 31, 2025 and 2024 is as follows:

(in thousands)	Three Months Ended March 31,
	2025	2024
Realized gains	$57	$9,191
Realized losses	(934)	(942)
Realized foreign exchange gains (losses)	(664)	(81)
Realized loss on debt extinguishment	(15)	—
Net realized gains (losses)	$(1,556)	$8,168
During the three months ended March 31, 2025, we recognized a net realized loss of $1.6 million. The net realized losses were generated from gross realized losses of $0.9 million from the write-off of equity and warrant investments in 3GTMS, LLC, Fresh Tracks Therapeutics, Inc. and others. Additionally, we realized $0.7 million of foreign exchange losses primarily from our investments in foreign denominated debt investments.
During the three months ended March 31, 2024, we recognized a net realized gain of $8.2 million. The net realized gains (losses) were generated from gross realized gains of $9.2 million primarily from the sale of our equity and warrant positions in Palantir Technologies and DoorDash, Inc., and sale proceeds from the completed acquisition of Delphix Corp. Our gains were offset by gross realized losses of $0.9 million from the write-off of equity and warrant investments in Proterra, Inc., The Faction Group LLC, and ADMA Biologics, Inc., which had no value after the respective portfolio companies were acquired.

The net change in unrealized appreciation and depreciation of our investments is derived from the changes in fair value of each investment determined in good faith by our Valuation Committee and approved by the Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Gross unrealized appreciation on portfolio investments	$30,237	$34,267
Gross unrealized depreciation on portfolio investments	(55,842)	(30,320)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	(1,213)	(7,469)
Net change in unrealized appreciation (depreciation) on portfolio investments	(26,818)	(3,522)
Other net changes in unrealized appreciation (depreciation)(1)	1,253	7,156
Total net change in unrealized appreciation (depreciation) on investments	$(25,565)	$3,634
(1)Includes the net change in unrealized appreciation (depreciation) related to derivative instruments and other assets and liabilities.

During the three months ended March 31, 2025 and 2024, we recorded approximately $25.6 million of net unrealized depreciation and $3.6 million of net unrealized appreciation, respectively, on our investments. The movement in unrealized appreciation to depreciation was primarily related to depreciation of our debt investments during the three months ended March 31, 2025 due to an increase in impairments and discount rates.
The following table summarizes the key drivers of change in net unrealized appreciation (depreciation) of investments for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025
(in thousands)	Debt	Equity, Warrants and Investment Funds(1)	Total
Investment valuation appreciation (depreciation)	$(28,263)	$2,658	$(25,605)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	(1,729)	516	(1,213)
Other net changes in unrealized appreciation (depreciation)	4,876	(3,623)	1,253
Net change in unrealized appreciation (depreciation)	$(25,116)	$(449)	$(25,565)

	For the Three Months Ended March 31, 2024
(in thousands)	Debt	Equity, Warrants and Investment Funds(1)	Total
Investment valuation appreciation (depreciation)	$668	$3,279	$3,947
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	25	(7,494)	(7,469)
Other net changes in unrealized appreciation (depreciation)	(316)	7,472	7,156
Net change in unrealized appreciation (depreciation)	$377	$3,257	$3,634
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

(in thousands)	As of
Assets Under Management *	March 31, 2025	December 31, 2024	Growth %
by the Company	$3,978,771	$3,776,399	5.4%
by the Adviser Funds	1,028,549	987,314	4.2%
Total	$5,007,320	$4,763,713	5.1%
*     Assets under management includes investments, at fair value, cash and cash equivalents, foreign cash and restricted cash.
The Adviser Subsidiary’s contribution to our net investment income is primarily derived from dividend income declared by the Adviser Subsidiary and interest income earned on loans to the Adviser Subsidiary. For the three months ended March 31, 2025 and 2024, $1.9 million and $1.6 million, respectively, of dividends were declared by the Adviser Subsidiary.
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
During the three months ended March 31, 2025, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt borrowings on our Credit Facilities and 2028 Convertible Notes, and (iv) equity offerings.
During the three months ended March 31, 2025, our operating activities used $222.2 million of cash and cash equivalents, compared to $240.9 million used during the three months ended March 31, 2024. The $18.7 million increase in cash used in operating activities was primarily due to a $76.8 million increase in net purchases of investments offset by a $29.6 million decrease in principal, fee repayments, and proceeds from the sale of debt investments.
During the three months ended March 31, 2025, our investing activities used approximately $8 thousand of cash, compared to $292 thousand used during the three months ended March 31, 2024. The $284 thousand decrease in cash used in investing activities was due to a decrease in purchases of capital equipment.
During the three months ended March 31, 2025, our financing activities provided $160.1 million of cash, compared to $185.5 million provided during the three months ended March 31, 2024. The $25.4 million decrease in cash flows from financing activities was primarily due to a $27.0 million decrease in equity issued and a $4.6 million increase in dividend distributions, offset by an increase in net borrowing activity of $12.4 million. During the three months ended March 31, 2025, we distributed dividends of $78.9 million compared to $74.3 million during the three months ended March 31, 2024. We also reduced the usage of our ATM program, which provided (net of offering costs) approximately $39.4 million and down from $66.4 million, during the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, our net assets totaled $2.0 billion, with a NAV per share of $11.55. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Available liquidity and capital resources as of March 31, 2025
As of March 31, 2025, we had $615.6 million in available liquidity, including $51.2 million in cash, cash equivalents and foreign cash, and available borrowing capacity of approximately $39.4 million (net of $0.6 million of outstanding letter of credits) under the SMBC Facility, $175.0 million under our SMBC letter of credit facility, $295.0 million under the MUFG Bank Facility, and $55.00 million of SBA debentures, subject to certain conditions. Additional liquidity is available through accordion provisions within the terms of our Credit Facilities, through which the available borrowing capacity can be increased by an aggregate $400.0 million, subject to certain conditions. Further, the SMBC letter of credit facility may also be increased by an additional $225.0 million (up to $400.0 million), subject to certain conditions. Total amounts outstanding as of March 31, 2025, were $365.0 million outstanding under our Credit Facilities, which are floating interest rate obligations, and the remaining $1,634.3 million of term debt outstanding, which are all fixed interest rate debt obligations.
Not considered above, as of March 31, 2025, we held $3.2 million of cash classified as restricted cash. Our restricted cash relates to amounts that are held as collateral securing certain of our financing transactions, including collections of interest and principal payments on assets that are securitized related to the 2031 Asset-Backed Notes. Based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations. Refer to “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional discussion of our debt obligations.
The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of March 31, 2025, our asset coverage ratio under our regulatory requirements as a BDC was 216.6% excluding our SBA debentures. We received an exemptive order from the SEC that allows us to exclude all SBA leverage as senior securities from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures as senior securities was 199.8% as of March 31, 2025.
The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below NAV provided that our Board makes certain determinations. On August 15, 2024, we obtained authorization from our stockholders to issue common stock at a price below our then-current NAV per share for a twelve-month period expiring on August 15, 2025. For a further discussion, refer to Part I, Item 1A “Risk Factors- Risks Related to our Securities - Stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 13, 2025 for additional information.
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
Equity Offerings
We may from time-to-time issue and sell shares of our common stock through public or ATM offerings. We currently sell shares through the 2024 Equity Distribution Agreements with Citizens JMP Securities LLC and Jefferies LLC, as Sales Agents, entered into on December 12, 2024. The 2024 Equity Distribution Agreements provide that we may offer and sell up to 30.0 million shares of our common stock from time to time through the Sales Agents. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. The 2024 Equity Distribution Agreements replaced the ATM equity distribution agreements between us, and the Sales Agents executed on May 5, 2023. Additionally, on August 7, 2023 we sold 6.5 million shares of our common stock through an upsized public offering, pursuant to an underwriting agreement entered with Morgan Stanley & Co. LLC, UBS

Securities, and Wells Fargo Securities, LLC as joint book-running managers. We generally use net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of March 31, 2025, approximately 28.0 million shares remain available for issuance and sale under the 2024 Equity Distribution Agreements.
During the three months ended March 31, 2025, we issued and sold 2.0 million shares of our common stock receiving total accumulated net proceeds of $39.4 million. This is a decrease from the approximately $66.4 million of accumulated net proceeds received from the issuance and sale of 3.7 million shares during the three months ended March 31, 2024.
Stock Repurchase
We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. We had no common stock repurchases during the three months ended March 31, 2025 and 2024.
Commitments and Obligations
Our significant cash requirements generally relate to our debt obligations. As of March 31, 2025, we had $1,999.3 million of debt outstanding, $220.0 million due within the next year, $780.0 million due within 1 to 3 years, and $999.3 million due beyond 3 years.
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
As of March 31, 2025, we had approximately $455.7 million of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones, as well as uncalled capital commitments to make investments in private equity funds. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The available unfunded commitments excludes unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) $136.0 million of unfunded commitments which represent the portion of portfolio company commitments assigned to or directly committed by the Adviser Funds.
Additionally, we had approximately $506.8 million of non-binding term sheets outstanding to six new companies and one existing company, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.
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
For a description of our critical accounting policies, refer to “Note 2 – Summary of Significant Accounting Policies” included in the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report. We consider the most significant accounting policies to be those related to our Valuation of Investments, Fair Valuation Measurements, Income Recognition, and Income Taxes. The Valuation of Investments is our most significant critical estimate. The most significant input to this estimate is the yield interest rate, which includes the hypothetical market yield plus premium or discount adjustment, used in determining the fair value of our debt investments. The following table shows the approximate increase (decrease) to the fair value of our debt investments from hypothetical change to the yield interest rates used for each valuation, assuming no other changes:

(in thousands)	Change in unrealized appreciation (depreciation)
Basis Point Change
(100)	$49,137
(50)	$25,323
50	$(26,391)
100	$(52,841)
For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to “Note 3 – Fair Value of Financial Instruments” included in the notes to our consolidated financial statements appearing elsewhere in this report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including Prime, SOFR, and SONIA rates, to the extent our debt investments include variable interest rates. As of March 31, 2025, approximately 98.0% of the loans in our portfolio had variable rates based on floating Prime, SOFR, or SONIA rates with a floor. The majority of our loans are linked to the Prime rate and comprise 79.0% of the loan portfolio as of March 31, 2025. Our debt borrowings under the Credit Facilities bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2025, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt:

(in thousands)	Interest Income	Interest Expense	Net Income	EPS
Basis Point Change
(200)	$(30,321)	$(7,799)	$(22,522)	$(0.13)
(100)	$(18,244)	$(3,900)	$(14,344)	$(0.08)
(75)	$(14,204)	$(2,925)	$(11,279)	$(0.07)
(50)	$(10,044)	$(1,950)	$(8,094)	$(0.05)
(25)	$(4,983)	$(975)	$(4,008)	$(0.02)
25	$5,345	$975	$4,370	$0.03
50	$11,170	$1,950	$9,220	$0.05
75	$17,812	$2,925	$14,887	$0.09
From time-to-time, we may hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2025, we have entered into a foreign currency forward contract to limit our foreign currency exposure with respect to the British Pound. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this report.
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
Because we currently borrow, and plan to borrow in the future, money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by variable rate assets in our investment portfolio. For additional information regarding the interest rate associated with each of our debt borrowings, refer to Item 2 - “Financial Condition, Liquidity and Capital Resources” in this report and “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report.

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
ITEM 1A.    RISK FACTORS
In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 13, 2025.
Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.
Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected, and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies as of March 31, 2025 that represent greater than 5% of our net assets:

(in thousands)	March 31, 2025
	Fair Value	Percentage of Net Assets
Phathom Pharmaceuticals, Inc.	$175,348	8.8%
Marathon Health, LLC	173,880	8.7%
Axsome Therapeutics, Inc.	170,727	8.5%
Shield AI, Inc.	117,312	5.9%
Tipalti Solutions Ltd.	116,736	5.8%
SeatGeek, Inc.	109,744	5.5%
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
•Tipalti Solutions Ltd. is a provider of an end-to-end accounts payable automation software platform for mid-market businesses and enterprises.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Dividend Reinvestment Plan
During the three months ended March 31, 2025, we issued 121,743 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $2.5 million.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the first quarter ended March 31, 2025, no directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS

Exhibit Number	Description
3(a)	Articles of Amendment and Restatement.(1)
3(b)	Articles of Amendment, dated March 6, 2007.(2)
3(c)	Articles of Amendment, dated April 5, 2011.(3)
3(d)	Articles of Amendment, dated April 3, 2015.(4)
3(e)	Articles of Amendment, dated February 23, 2016.(9)
3(f)	Articles of Amendment, dated October 28, 2024.(6)
3(g)	Amended and Restated Bylaws of Hercules Capital, Inc.(5)
4(a)	Indenture, dated March 10, 2025, between Hercules Capital, Inc. and U.S. Bank Trust Company, National Association, as Trustee.(7)
4(b)	Form of 4.750% Convertible Note Due 2028 (included as part of Exhibit 4(a)).(7)
10(a)	Third Amendment to Letter of Credit Facility Agreement, dated as of February 5, 2025, between Hercules Capital, Inc. and Sumitomo Mitsui Banking Corporation.(8)
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL
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
(6)Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on October 30, 2024.
(7)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 10, 2025.
(8)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 5, 2025.
(9)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 25, 2016.

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
For the Three Months Ended March 31, 2025 (unaudited)

(in thousands)
Portfolio Company	Investment(1)	Amount of Interest, Dividends, and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2024	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of March 31, 2025
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Stock	$—	$—	$69	$—	$—	$(22)	$47
	Common Stock	—	—	—	—	—	—	—
Gibraltar Acquisition LLC(5)	Unsecured Debt	1,606	—	36,212	578	—	—	36,790
	Member Units	—	—	23,051	—	—	(941)	22,110
Hercules Adviser LLC(6)	Unsecured Debt	1,900	—	12,000	—	(12,000)	—	—
	Member Units	—	—	30,190	12,000	—	2,827	45,017
Total Majority Owned Control Investments		$3,506	$—	$101,522	$12,578	$(12,000)	$1,864	$103,964
Other Control Investments
Tectura Corporation(7)	Senior Debt	$170	$—	$8,027	$—	$—	$5	$8,032
	Preferred Stock	—	—	3,623	—	—	113	3,736
	Common Stock	—	—	7	—	—	(5)	2
Total Other Control Investments		$170	$—	$11,657	$—	$—	$113	$11,770
Total Control Investments		$3,676	$—	$113,179	$12,578	$(12,000)	$1,977	$115,734
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
For the Three Months Ended March 31, 2024 (unaudited)

(in thousands)
Portfolio Company	Investment(1)	Amount of Interest, Dividends and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2023	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of March 31, 2024
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Stock	$—	$—	$260	$—	$—	$22	$282
	Common Stock	—	—	2	—	—	(1)	1
Gibraltar Acquisition, LLC(5)	Unsecured Debt	1,069	—	34,478	40	—	—	34,518
	Member Units	—	—	28,034	—	—	(4,621)	23,413
Hercules Adviser LLC(6)	Unsecured Debt	1,752	—	12,000	—	—	—	12,000
	Member Units	—	—	28,713	—	—	1,171	29,884
Total Majority Owned Control Investments		$2,821	$—	$103,487	$40	$—	$(3,429)	$100,098
Other Control Investments
Tectura Corporation(7)	Senior Debt	$172	$—	$8,250	$—	$—	$—	$8,250
	Preferred Stock	—	—	3,263	—	—	593	3,856
	Common Stock	—	—	4	—	—	7	11
Total Other Control Investments		$172	$—	$11,517	$—	$—	$600	$12,117
Total Control Investments		$2,993	$—	$115,004	$40	$—	$(2,829)	$112,215
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
As of March 31, 2025 (unaudited)

(in thousands)
Portfolio Company	Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value(2)
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A Equity			5,000,000	$250	$47
	Medical Devices & Equipment	Common Stock			180,000	—	—
Total Coronado Aesthetics, LLC						$250	$47
Gibraltar Acquisition LLC(3)	Diversified Financial Services	Unsecured Debt	September 2026	FIXED 3.45%, PIK Interest 8.05%	$27,104	26,899	26,899
	Diversified Financial Services	Unsecured Debt	September 2026	FIXED 11.95%	$10,000	9,891	9,891
	Diversified Financial Services	Member Units			1	34,006	22,110
Total Gibraltar Acquisition, LLC						$70,796	$58,900
Hercules Adviser LLC(4)	Diversified Financial Services	Member Units			1	12,035	45,017
Total Hercules Adviser LLC						$12,035	$45,017
Total Majority Owned Control Investments (5.20%)*						$83,081	$103,964
Other Control Investments
Tectura Corporation	Consumer & Business Services	Senior Secured Debt	January 2027	FIXED 8.25%	$8,250	$8,250	$8,032
	Consumer & Business Services	Common Stock			414,994,863	900	2
	Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	7
	Consumer & Business Services	Preferred Series C Equity			3,235,298	13,263	3,729
Total Tectura Corporation						$22,413	$11,770
Total Other Control Investments (0.58%)*						$22,413	$11,770
Total Control Investments (5.78%)*						$105,494	$115,734
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

HERCULES CAPITAL, INC. (Registrant)

Dated: May 1, 2025	/S/ SCOTT BLUESTEIN
Scott Bluestein
President, Chief Executive Officer, and Chief Investment Officer

Dated: May 1, 2025	/S/ SETH H. MEYER
Seth H. Meyer
Chief Financial Officer, and Chief Accounting Officer