Form 10-Q
period 2025-06-30
Hercules Capital, Inc.
filed 2025-07-31
CIK 1280784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 24, 2025, there were 181,675,683 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc., its wholly owned subsidiaries, and its affiliated securitization trust unless the context otherwise requires.
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)	June 30, 2025 (unaudited)	December 31, 2024
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $4,087,105 and $3,603,961, respectively)	$4,061,590	$3,546,799
Control investments (cost of $105,492 and $104,916, respectively)	114,896	113,179
Total investments, at fair value (cost of $4,192,597 and $3,708,877, respectively; fair value amounts related to a VIE $218,395 and $229,486, respectively)	4,176,486	3,659,978
Cash and cash equivalents	52,150	42,679
Foreign cash (cost of $137 and $70,445, respectively)	96	70,445
Restricted cash (amounts related to a VIE $1,050 and $3,297, respectively)	1,050	3,297
Interest receivable	34,862	32,578
Right of use asset	15,819	16,778
Other assets	4,016	5,836
Total assets	$4,284,479	$3,831,591

Liabilities
Debt (net of unamortized debt issuance costs of $31,054 and $14,310, respectively; amounts related to a VIE $111,150 and $118,769, respectively)	$2,064,166	$1,768,955
Accounts payable and accrued liabilities	52,341	54,861
Operating lease liability	16,897	18,194
Total liabilities	$2,133,404	$1,842,010

Net assets consist of:
Common stock, par value	$182	$171
Capital in excess of par value	2,097,216	1,900,490
Total distributable earnings	53,677	88,920
Total net assets	$2,151,075	$1,989,581
Total liabilities and net assets	$4,284,479	$3,831,591

Shares of common stock outstanding ($0.001 par value and 300,000 authorized)	181,729	170,575
Net asset value per share	$11.84	$11.66

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
Interest and dividend income:
Excluding payment-in-kind (PIK) interest income
Non-control/Non-affiliate investments	$113,120	$99,314	$212,116	$202,239
Control investments	2,816	2,948	5,919	5,905
Total interest and dividend income, excluding PIK interest income	115,936	102,262	218,035	208,144
PIK interest income
Non-control/Non-affiliate investments	13,083	14,758	26,022	24,655
Control investments	552	509	1,086	509
Total PIK interest income	13,635	15,267	27,108	25,164
Total interest and dividend income	129,571	117,529	245,143	233,308
Fee income:
Non-control/Non-affiliate investments	7,847	7,441	11,747	13,179
Control investments	41	36	80	72
Total fee income	7,888	7,477	11,827	13,251
Total investment income	137,459	125,006	256,970	246,559
Operating expenses:
Interest	22,930	19,162	42,628	36,786
Loan fees	2,747	2,346	5,145	4,743
General and administrative	5,103	4,481	9,915	9,539
Tax expenses	1,068	1,754	1,980	2,465
Employee compensation:
Compensation and benefits	16,664	14,414	30,578	30,758
Stock-based compensation	3,662	3,343	7,264	6,477
Total employee compensation	20,326	17,757	37,842	37,235
Total gross operating expenses	52,174	45,500	97,510	90,768
Expenses allocated to the Adviser Subsidiary	(3,449)	(2,852)	(6,732)	(5,729)
Total net operating expenses	48,725	42,648	90,778	85,039
Net investment income	88,734	82,358	166,192	161,520
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss):
Non-control/Non-affiliate investments	(57,616)	(5,784)	(59,157)	2,384
Loss on extinguishment of debt	(21)	—	(36)	—
Total net realized gain (loss)	(57,637)	(5,784)	(59,193)	2,384
Net change in unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	48,626	(33,216)	21,084	(26,753)
Control investments	(836)	(1,506)	1,141	(4,335)
Total net change in unrealized appreciation (depreciation)	47,790	(34,722)	22,225	(31,088)
Total net realized gain (loss) and net change in unrealized appreciation (depreciation)	(9,847)	(40,506)	(36,968)	(28,704)
Net increase (decrease) in net assets resulting from operations	$78,887	$41,852	$129,224	$132,816

Net investment income before gains and losses per common share:
Basic	$0.50	$0.51	$0.95	$1.01
Change in net assets resulting from operations per common share:
Basic	$0.44	$0.26	$0.74	$0.83
Diluted	$0.43	$0.25	$0.73	$0.82
Weighted average shares outstanding:
Basic	176,809	160,748	173,231	159,096
Diluted	190,777	161,309	182,159	159,614
Distributions paid per common share:
Basic	$0.47	$0.48	$0.94	$0.96

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

(in thousands)	Common Stock		Capital in excess of par value	Distributable Earnings (loss)	Net Assets
For the Three Months Ended June 30, 2025	Shares	Par Value
Balance as of March 31, 2025	173,285	$174	$1,942,583	$57,873	$2,000,630
Net increase (decrease) in net assets resulting from operations	—	—	—	78,887	78,887
Public offering, net of offering expenses	8,354	8	149,426	—	149,434
Issuance of common stock under equity-based award plans	17	—	25	—	25
Shares retired on vesting of equity-based awards	(70)	—	(1,051)	—	(1,051)
Distributions reinvested in common stock	143	—	2,535	—	2,535
Distributions	—	—	—	(83,083)	(83,083)
Stock-based compensation(1)	—	—	3,698	—	3,698
Balance as of June 30, 2025	181,729	$182	$2,097,216	$53,677	$2,151,075

For the Six Months Ended June 30, 2025
Balance as of December 31, 2024	170,575	$171	$1,900,490	$88,920	$1,989,581
Net increase (decrease) in net assets resulting from operations	—	—	—	129,224	129,224
Public offering, net of offering expenses	10,354	10	188,841	—	188,851
Issuance of common stock under equity-based award plans	806	1	111	—	112
Shares retired on vesting of equity-based awards	(271)	—	(4,607)	—	(4,607)
Distributions reinvested in common stock	265	—	5,046	—	5,046
Distributions	—	—	—	(164,467)	(164,467)
Stock-based compensation(1)	—	—	7,335	—	7,335
Balance as of June 30, 2025	181,729	$182	$2,097,216	$53,677	$2,151,075
(1)Stock-based compensation includes $36 thousand and $71 thousand of restricted stock and option expense related to director compensation for the three and six months ended June 30, 2025, respectively.

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

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)	For the Six Months Ended June 30,
	2025	2024
Cash flows provided by (used in) operating activities:
Net increase in net assets resulting from operations	$129,224	$132,816
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments(1)	(972,421)	(955,095)
Fundings assigned to Adviser Funds(1)	—	118,379
Principal and fee repayments received	414,436	487,668
Proceeds from the sale of debt investments	47,500	—
Proceeds from the sale of equity and warrant investments	929	19,148
Net change in unrealized (appreciation) depreciation	(22,225)	31,088
Net realized (gain) loss	59,157	(2,384)
Payments of derivative instruments	(1,551)	(849)
Accretion of paid-in-kind interest	(27,108)	(25,164)
Accretion of loan discounts	(3,643)	(1,981)
Accretion of loan discounts on convertible notes	379	—
Loss on extinguishment of debt	36	—
Accretion of loan exit fees	(15,281)	(13,287)
Change in loan income, net of collections	15,874	10,981
Unearned fees related to unfunded commitments	(583)	517
Amortization of debt fees and issuance costs	3,954	3,518
Depreciation and amortization	170	282
Stock-based compensation and amortization of restricted stock grants(2)	7,335	6,050
Change in operating assets and liabilities:
Interest receivable	(2,951)	1,122
Other assets	4,540	(3,323)
Accrued liabilities	(4,791)	9,115
Net cash (used in) operating activities	(367,020)	(181,399)
Cash flows provided by (used in) investing activities:
Purchases of capital equipment	(27)	(670)
Net cash (used in) investing activities	(27)	(670)
Cash flows provided by (used in) financing activities:
Issuance of common stock	190,913	67,275
Offering expenses	(2,062)	(903)
Retirement of employee shares, net	(4,495)	(1,305)
Distributions paid	(159,421)	(150,093)
Issuance of debt	1,501,362	656,000
Repayment of debt	(1,207,890)	(466,000)
Debt issuance costs	(11,040)	—
Fees paid for credit facilities	(3,445)	—
Net cash provided by financing activities	303,922	104,974
Net increase (decrease) in cash, cash equivalents, foreign cash and restricted cash	(63,125)	(77,095)
Cash, cash equivalents, foreign cash and restricted cash at beginning of period	116,421	116,013
Cash, cash equivalents, foreign cash and restricted cash at end of period	$53,296	$38,918

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$37,008	$35,536
Income tax, including excise tax, paid	$6,289	$5,156
Distributions reinvested	$5,046	$3,832
(1)Excluded from the amounts presented are certain investment funding allocations of $275.8 million and $111.7 million, which were directly funded by the Adviser Funds (as defined in "Note 1 – Description of Business") during the six month period ended June 30, 2025 and 2024, respectively. Refer to “Note 12 – Related Party Transaction” for additional information.
(2)Stock-based compensation includes $71 thousand and $71 thousand of restricted stock and option expense related to director compensation for the six months ended June 30, 2025 and 2024, respectively.
The following table presents a reconciliation of cash, cash equivalents, foreign cash and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

(in thousands)	June 30, 2025	June 30, 2024
Cash and cash equivalents	$52,150	$26,397
Foreign cash	96	1,279
Restricted cash	1,050	11,242
Total cash, cash equivalents, foreign cash and restricted cash presented in the Consolidated Statements of Cash Flows	$53,296	$38,918
See “Note 2 – Summary of Significant Accounting Policies” for a description of cash, cash equivalents, foreign cash and restricted cash.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Debt Investments
Biotechnology Tools
PathAI, Inc.	Senior Secured	January 2027	Prime + 2.15%, Floor rate 9.15%, 7.85% Exit Fee	$32,000	$33,273	$33,841	(12)(13)
Subtotal: Biotechnology Tools (1.57%)*					33,273	33,841
Communications & Networking
Aryaka Networks, Inc.	Senior Secured	December 2028	Prime + 1.80%, Floor rate 9.30%, PIK Interest 1.25%, 6.73% Exit Fee	$28,092	28,097	27,769	(12)(14)(17)(19)
Subtotal: Communications & Networking (1.29%)*					28,097	27,769
Consumer & Business Products
Weee! Inc.	Senior Secured	April 2028	Prime + 2.25%, Floor rate 9.75%, 2.50% Exit Fee	$7,500	7,431	7,431	(17)
Subtotal: Consumer & Business Products (0.35%)*					7,431	7,431
Consumer & Business Services
Altumint, Inc.	Senior Secured	December 2027	Prime + 3.65%, Floor rate 12.15%, 2.50% Exit Fee	$10,000	9,964	10,114	(15)(17)
Carwow LTD	Senior Secured	December 2027	Prime + 4.70%, Floor rate 11.45%, PIK Interest 1.45%, 4.95% Exit Fee	£20,511	28,159	28,088	(5)(10)(14)
GoEuro Travel GmbH	Senior Secured	November 2029	Prime + 3.45%, Floor rate 10.45%, 4.50% Exit Fee	$48,750	48,503	48,428	(5)(10)(17)
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 12.00%	$27,207	27,207	28,869	(9)(14)
Jobandtalent USA, Inc.	Senior Secured	October 2028	1-month SOFR + 0.00%, Floor rate 1.00%, PIK Interest 7.00%, 5.77% Exit Fee	$13,781	14,194	13,487	(5)(10)(14)
Plentific Ltd	Senior Secured	October 2026	Prime + 2.55%, Floor rate 11.05%, 2.95% Exit Fee	$3,035	3,037	3,076	(5)(10)(13)
Provi	Senior Secured	December 2026	Prime + 4.40%, Floor rate 10.65%, 2.95% Exit Fee	$15,000	15,199	15,256	(15)
Riviera Partners LLC	Senior Secured	March 2028	3-month SOFR + 8.28%, Floor rate 9.28%	$36,309	35,981	34,988	(18)
RVShare, LLC	Senior Secured	December 2026	3-month SOFR + 5.50%, Floor rate 6.50%, PIK Interest 4.00%	$29,404	29,226	28,731	(13)(14)(15)
SeatGeek, Inc.	Senior Secured	May 2026	Prime + 7.00%, Floor rate 10.50%, PIK Interest 0.50%, 4.50% Exit Fee	$25,391	25,720	25,720	(11)(14)(16)
	Senior Secured	July 2026	Prime + 2.50%, Floor rate 10.75%, PIK Interest 0.50%, 3.50% Exit Fee	$78,235	78,115	78,115	(12)(14)(16)
Total SeatGeek, Inc.				$103,626	103,835	103,835
Skyword, Inc.	Senior Secured	November 2027	Prime + 2.75%, Floor rate 9.25%, PIK Interest 1.75%, 3.00% Exit Fee	$6,646	6,807	6,756	(13)(14)
Tectura Corporation	Senior Secured	January 2027	FIXED 8.25%	$8,250	8,250	7,976	(7)
Thumbtack, Inc.	Senior Secured	March 2028	Prime + 2.45%, Floor rate 10.95%, PIK Interest 1.50%	$21,077	20,765	21,331	(11)(14)(17)
Veem, Inc.	Senior Secured	March 2027	Prime + 4.00%, Floor rate 12.00%, PIK Interest 1.25%	$5,431	5,419	5,375	(13)(14)
	Senior Secured	March 2027	Prime + 4.70%, Floor rate 12.70%, PIK Interest 1.50%	$5,454	5,443	5,401	(12)(14)
Total Veem, Inc.				$10,885	10,862	10,776
Subtotal: Consumer & Business Services (16.82%)*					361,989	361,711
Defense Technologies
Saronic Technologies, Inc.	Senior Secured	June 2030	Prime + 2.50%, Floor rate 9.00%, 2.00% Exit Fee	$21,250	20,913	20,912	(6)(15)(17)
Shield AI, Inc.	Senior Secured	February 2029	Prime + 0.85%, Floor rate 6.85%, Cap rate 9.60%, PIK Interest 2.50%, 2.50% Exit Fee	$115,203	114,689	116,331	(12)(14)(16)
Subtotal: Defense Technologies (6.38%)*					135,602	137,243
Diversified Financial Services
Gibraltar Acquisition, LLC	Unsecured	September 2026	FIXED 3.45%, PIK Interest 8.05%	$27,655	27,480	27,480	(7)(14)(20)
	Unsecured	September 2026	FIXED 11.95%	$10,000	9,908	9,908	(7)(20)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Total Gibraltar Acquisition, LLC				$37,655	$37,388	$37,388
Next Insurance, Inc.	Senior Secured	February 2028	Prime - 1.50%, Floor rate 4.75%, PIK Interest 5.50%	$11,382	11,248	11,777	(13)(14)(19)
Subtotal: Diversified Financial Services (2.29%)*					48,636	49,165
Drug Discovery & Development
Adaptimmune Therapeutics plc	Senior Secured	June 2029	Prime + 1.15%, Floor rate 9.65%, PIK Interest 2.00%, 5.85% Exit Fee	$15,245	15,253	15,164	(5)(10)(11)(14)
Akero Therapeutics, Inc.	Senior Secured	March 2027	Prime + 3.65%, Floor rate 7.65%, 5.85% Exit Fee	$17,500	17,920	18,064	(10)(13)(17)
Aldeyra Therapeutics, Inc.	Senior Secured	April 2026	Prime + 3.10%, Floor rate 11.10%, 8.90% Exit Fee	$15,000	15,142	15,142	(11)
Alector, Inc.	Senior Secured	December 2028	Prime + 1.05%, Floor rate 8.05%, 4.75% Exit Fee	$7,000	6,985	6,948	(6)(10)(15)(17)
Altimmune, Inc.	Senior Secured	June 2029	Prime + 2.45%, Floor rate 9.95%, 6.25% Exit Fee	$7,500	7,436	7,436	(6)(10)(15)
Arcus Biosciences, Inc.	Senior Secured	September 2029	Prime + 1.95%, Floor rate 10.45%, 7.75% Exit Fee	$75,000	74,873	77,854	(6)(10)(15)(17)
bluebird bio, Inc.	Senior Secured	April 2029	Prime + 2.45%, Floor rate 9.45%, 3.20% Exit Fee	$66,477	65,460	65,459
Braeburn, Inc.	Senior Secured	October 2028	Prime + 2.45%, Floor rate 10.95%, PIK Interest 1.10%, 5.45% Exit Fee	$53,489	53,976	55,488	(14)
COMPASS Pathways plc	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.75%, PIK Interest 1.40%, 4.75% Exit Fee	$24,664	25,046	25,048	(5)(10)(11)(14)
Corium, Inc.	Senior Secured	September 2026	Prime + 5.70%, Floor rate 8.95%, 7.75% Exit Fee	$86,925	91,349	90,773	(13)
Disc Medicine, Inc.	Senior Secured	December 2029	Prime + 1.75%, Floor rate 8.25%, 6.75% Exit Fee	$22,500	22,505	22,778	(6)(10)(15)(17)
Dyne Therapeutics, Inc.	Senior Secured	July 2030	Prime + 2.45%, Floor rate 9.95%, 5.50% Exit Fee	$70,000	69,282	69,282	(6)(10)(15)
enGene, Inc.	Senior Secured	January 2028	Prime + 0.75%, Floor rate 9.25%, Cap rate 9.75%, PIK Interest 1.15%, 5.50% Exit Fee	$16,017	16,256	16,285	(5)(10)(14)
Heron Therapeutics, Inc.	Senior Secured	May 2026	Prime + 1.70%, Floor rate 9.95%, PIK Interest 1.50%, 3.00% Exit Fee	$20,559	20,823	21,596	(14)(15)(17)
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 6.05% Exit Fee	$5,500	5,668	5,773	(10)(15)
Madrigal Pharmaceutical, Inc.	Senior Secured	May 2027	Prime + 2.45%, Floor rate 8.25%, 5.35% Exit Fee	$78,200	80,398	82,384	(10)(13)
MoonLake Immunotherapeutics	Senior Secured	April 2030	Prime + 1.45%, Floor rate 8.45%, 6.95% Exit Fee	$34,500	34,255	34,255	(5)(10)
NorthSea Therapeutics	Convertible Debt	December 2025	FIXED 6.00%	$273	273	273	(5)(9)(10)(17)
Phathom Pharmaceuticals, Inc.	Senior Secured	December 2027	Prime + 1.35%, Floor rate 9.85%, Cap rate 10.35%, PIK Interest 2.15%, 7.06% Exit Fee	$139,255	142,990	143,306	(6)(10)(12)(14)(15) (16)(22)
	Senior Secured	December 2027	Prime + 1.35%, Floor rate 9.85%, Cap rate 10.35%, PIK Interest 2.15%, 3.00% Exit Fee	$31,558	31,480	31,716	(14)(15)(16)
Total Phathom Pharmaceuticals, Inc.				$170,813	174,470	175,022
Replimune Group, Inc.	Senior Secured	October 2027	Prime + 1.75%, Floor rate 7.25%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$32,132	32,740	33,990	(10)(12)(13)(14)
Savara, Inc.	Senior Secured	April 2030	Prime + 1.45%, Floor rate 7.45%, 6.95% Exit Fee	$21,450	21,408	21,408	(6)(10)(15)
SynOx Therapeutics Limited	Senior Secured	May 2027	Prime + 1.40%, Floor rate 9.90%, 7.25% Exit Fee	$4,500	4,551	4,546	(5)(10)(11)
uniQure B.V.	Senior Secured	January 2027	Prime + 4.70%, Floor rate 7.95%, 6.10% Exit Fee	$35,000	36,391	37,135	(5)(10)(11)(12)
Viridian Therapeutics, Inc.	Senior Secured	October 2026	Prime + 4.20%, Floor rate 7.45%, Cap rate 8.95%, 6.00% Exit Fee	$8,000	8,305	8,474	(10)(13)
X4 Pharmaceuticals, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 10.15%, 3.72% Exit Fee	$75,000	75,967	73,722	(11)(12)(13)
Subtotal: Drug Discovery & Development (45.76%)*					976,732	984,299
Electronics & Computer Hardware
Locus Robotics Corp.	Senior Secured	December 2028	Prime + 3.00%, Floor rate 9.50%, 4.00% Exit Fee	$48,750	48,777	49,242	(6)(15)(17)
Subtotal: Electronics & Computer Hardware (2.29%)*					48,777	49,242

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Healthcare Services, Other
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	3-month SOFR + 5.26%, Floor rate 6.00%, PIK Interest 4.45%	$73,860	$73,440	$71,685	(11)(12)(13)(14)
Carbon Health Technologies, Inc.	Senior Secured	February 2028	Prime + 3.10%, Floor rate 8.10%, 4.10% Exit Fee	$40,491	41,006	24,604	(11)(13)
ChenMed, LLC	Senior Secured	May 2030	Prime + 2.45%, Floor rate 9.45%, 3.75% Exit Fee	$135,000	132,405	132,405	(16)(17)
Curana Health Holdings, LLC	Senior Secured	January 2028	Prime + 1.45%, Floor rate 9.20%, 4.95% Exit Fee	$27,500	27,910	28,098	(13)(19)
Ennoble Care LLC	Senior Secured	February 2030	Prime + 2.60%, Floor rate 10.35%, 7.95% Exit Fee	$9,000	8,946	8,946	(6)(15)(17)
Equality Health, LLC	Senior Secured	August 2027	Prime + 5.85%, Floor rate 9.50%, PIK Interest 1.95%, 1.27% Exit Fee	$71,234	71,409	71,385	(11)(12)(14)
Main Street Rural, Inc.	Senior Secured	July 2027	Prime + 1.95%, Floor rate 9.95%, 6.85% Exit Fee	$38,500	39,562	39,847	(13)(15)(17)
Marathon Health, LLC	Senior Secured	February 2029	Prime + 0.75%, Floor rate 8.75%, PIK Interest 2.25%, 3.00% Exit Fee	$176,205	175,816	175,008	(14)(16)(17)
	Senior Secured	February 2029	Prime + 3.00%, Floor rate 11.00%	$5,000	5,000	5,000	(16)(17)
Total Marathon Health, LLC				$181,205	180,816	180,008
Modern Life, Inc.	Senior Secured	February 2027	Prime + 2.75%, Floor rate 8.75%, 5.00% Exit Fee	$18,200	18,488	18,524	(13)
NeueHealth, Inc.	Senior Secured	June 2028	Prime + 1.15%, Floor rate 9.65%, PIK Interest 2.50%, 2.50% Exit Fee	$25,349	24,739	24,747	(12)(14)
Recover Together, Inc.	Senior Secured	July 2027	Prime + 1.90%, Floor rate 10.15%, 7.50% Exit Fee	$46,500	47,481	46,710	(13)
Strive Health Holdings, LLC	Senior Secured	September 2027	Prime + 0.70%, Floor rate 9.20%, 5.95% Exit Fee	$30,000	30,075	31,234	(15)
Vida Health, Inc.	Senior Secured	October 2026	Prime - 2.75%, Floor rate 5.75%, PIK Interest 5.35%, 4.95% Exit Fee	$37,759	38,701	38,421	(11)(14)
WellBe Senior Medical, LLC	Senior Secured	May 2029	Prime + 0.75%, Floor rate 7.75%, PIK Interest 2.65%, 6.75% Exit Fee	$28,662	28,695	27,797	(14)(15)(17)
Subtotal: Healthcare Services, Other (34.61%)*					763,673	744,411
Information Services
Saama Technologies, LLC	Senior Secured	July 2027	Prime + 0.70%, Floor rate 8.95%, PIK Interest 2.00%, 2.95% Exit Fee	$19,980	20,047	20,474	(12)(14)(17)
Subtotal: Information Services (0.95%)*					20,047	20,474
Manufacturing Technology
VulcanForms Inc.	Senior Secured	January 2028	Prime + 4.25%, Floor rate 11.25%, 4.25% Exit Fee	$20,000	19,933	19,933	(11)(19)
Subtotal: Manufacturing Technology (0.93%)*					19,933	19,933
Medical Devices & Equipment
Orchestra BioMed Holdings, Inc.	Senior Secured	November 2028	Prime + 2.00%, Floor rate 9.50%, 6.35% Exit Fee	$15,000	14,905	14,732	(6)(15)
Senseonics Holdings, Inc.	Senior Secured	September 2027	Prime + 1.40%, Floor rate 9.90%, 6.95% Exit Fee	$30,625	31,199	31,664	(11)
Sight Sciences, Inc.	Senior Secured	July 2028	Prime + 2.35%, Floor rate 10.35%, 5.95% Exit Fee	$28,000	28,109	28,267	(6)(12)
Subtotal: Medical Devices & Equipment (3.47%)*					74,213	74,663
Software
Alchemer LLC	Senior Secured	May 2028	1-month SOFR + 8.14%, Floor rate 9.14%	$20,259	19,971	20,258	(13)(17)(18)
Allvue Systems, LLC	Senior Secured	September 2029	3-month SOFR + 6.25%, Floor rate 7.25%	$42,564	41,774	42,192	(17)
AlphaSense, Inc.	Senior Secured	June 2029	3-month SOFR + 6.25%, Floor rate 8.25%	$20,000	19,832	19,908	(11)(17)
Annex Cloud	Senior Secured	June 2028	PIK Interest 3-month SOFR + 10.00%, Floor rate 11.00%	$5,642	5,642	4,232	(8)(13)(18)
	Senior Secured	December 2025	PIK Interest 3-month SOFR + 10.00%, Floor rate 11.00%	$2,400	2,400	2,400	(8)(17)(18)
	Senior Secured	June 2028	PIK Interest 3-month SOFR + 5.73%, Floor rate 6.73%	$1,716	1,717	1,287	(8)(18)
Total Annex Cloud				$9,758	9,759	7,919
Armis, Inc.	Senior Secured	March 2028	Prime + 0.00%, Floor rate 7.50%, PIK Interest 2.00%, 2.25% Exit Fee	$51,248	51,191	51,696	(12)(14)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
	Senior Secured	March 2028	Prime + 1.25%, Floor rate 7.50%, PIK Interest 2.00%, 2.25% Exit Fee	$50,405	$50,087	$50,204	(11)(14)
Total Armis, Inc.				$101,653	101,278	101,900
Babel Street	Senior Secured	December 2027	3-month SOFR + 8.01%, Floor rate 9.01%	$65,009	63,915	64,319	(15)(17)(18)
Behavox Limited	Senior Secured	September 2027	Prime - 0.55%, Floor rate 7.45%, PIK Interest 3.00%, 4.95% Exit Fee	$19,151	19,102	19,034	(5)(10)(11)(14)(17)
Brain Corporation	Senior Secured	September 2028	Prime + 1.35%, Floor rate 9.85%, PIK Interest 2.50%, 3.95% Exit Fee	$32,415	32,273	32,749	(13)(14)
Carbyne, Inc.	Senior Secured	February 2029	Prime + 3.50%, Floor rate 10.00%, 3.50% Exit Fee	$7,450	7,389	7,389	(17)
Ceros, Inc.	Senior Secured	September 2026	3-month SOFR + 8.99%, Floor rate 9.89%	$22,762	22,582	22,370	(18)
Chainalysis, Inc.	Senior Secured	June 2029	Prime + 2.95%, Floor rate 10.45%	$40,151	39,565	39,565
CoreView USA, Inc.	Senior Secured	January 2029	Prime + 2.75%, Floor rate 9.25%, 4.95% Exit Fee	$25,000	24,882	24,910	(6)(17)
Coronet Cyber Security Ltd.	Senior Secured	October 2028	Prime - 2.95%, Floor rate 3.55%, PIK Interest 5.85%	$8,849	8,717	8,540	(14)(17)
Dashlane, Inc.	Senior Secured	December 2027	Prime + 3.05%, Floor rate 11.55%, PIK Interest 1.10%, 6.28% Exit Fee	$45,730	47,194	48,138	(11)(13)(14)(19)
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 8.01%, Floor rate 8.76%	$8,480	8,341	8,205	(17)(18)
Distributed Creation Inc.	Senior Secured	April 2029	Prime + 3.00%, Floor rate 10.25%, 4.50% Exit Fee	$25,000	24,665	24,665	(17)
DocPlanner	Senior Secured	January 2030	Prime + 2.75%, Floor rate 9.75%, 4.25% Exit Fee	€68,200	69,512	79,580	(5)(10)(17)
DroneDeploy, Inc.	Senior Secured	November 2028	Prime + 2.45%, Floor rate 9.95%, 5.00% Exit Fee	$9,375	9,331	9,592	(13)(17)
Earnix, Inc.	Senior Secured	June 2029	Prime - 1.15%, Floor rate 5.35%, PIK Interest 4.45%	$19,602	19,316	19,471	(11)(14)(17)
Elation Health, Inc.	Senior Secured	April 2029	Prime + 1.75%, Floor rate 9.25%, PIK Interest 1.30%, 3.95% Exit Fee	$13,486	13,096	13,096	(11)(14)(19)
Fortified Health Security	Senior Secured	December 2027	1-month SOFR + 7.69%, Floor rate 8.54%	$6,965	6,864	6,982	(11)(17)(18)
Harness, Inc.	Senior Secured	March 2029	Prime - 2.25%, Floor rate 5.25%, Cap rate 6.50%, PIK Interest 6.25%, 1.00% Exit Fee	$30,476	30,185	30,434	(14)(17)(19)
iGrafx, LLC	Senior Secured	May 2027	1-month SOFR + 8.61%, Floor rate 9.51%, 0.47% Exit Fee	$4,924	4,871	4,845	(18)
iSpot.tv, Inc.	Senior Secured	January 2029	Prime + 2.25%, Floor rate 8.75%, PIK Interest 1.00%, 5.70% Exit Fee	$8,278	8,227	8,227	(14)(17)
	Senior Secured	January 2029	Prime + 1.40%, Floor rate 8.75%, PIK Interest 0.75%, 4.50% Exit Fee	$29,274	29,031	29,031	(12)(14)(17)
Total iSpot.tv, Inc.				$37,552	37,258	37,258
Kaseware, Inc.	Senior Secured	May 2030	3-month SOFR + 7.30%, Floor rate 8.30%	$12,000	11,791	11,791	(6)(15)(17)(18)
Khoros, LLC	Senior Secured	May 2030	FIXED 10.00%	$11,704	11,703	11,703
Leapwork ApS	Senior Secured	February 2026	Prime + 0.25%, Floor rate 7.00%, PIK Interest 1.95%, 2.70% Exit Fee	$8,973	9,073	9,073	(5)(10)(12)(14)
LinenMaster, LLC	Senior Secured	August 2028	1-month SOFR + 6.25%, Floor rate 7.25%, PIK Interest 2.15%	$15,601	15,386	15,557	(12)(14)(17)
Loftware, Inc.	Senior Secured	March 2028	3-month SOFR + 7.88%, Floor rate 8.88%	$29,884	29,391	29,883	(17)(18)
LogicSource	Senior Secured	July 2027	1-month SOFR + 8.93%, Floor rate 9.93%	$12,322	12,189	12,322	(17)(18)
LogRhythm, Inc.	Senior Secured	July 2029	3-month SOFR + 7.50%, Floor rate 8.50%	$25,000	24,364	24,480	(17)
Marigold Group, Inc.	Senior Secured	November 2026	PIK Interest 6-month SOFR + 10.55%, Floor rate 11.55%	$41,775	41,388	35,787	(13)(14)(19)
Mobile Solutions Services	Senior Secured	December 2025	6-month SOFR + 9.31%, Floor rate 10.06%	$18,366	18,304	17,922	(18)
Morphisec Information Security 2014 Ltd.	Senior Secured	October 2027	Prime + 3.45%, Floor rate 11.70%, 5.95% Exit Fee	$11,500	11,464	11,494	(5)(10)
New Relic, Inc.	Senior Secured	November 2030	1-month SOFR + 6.75%, Floor rate 7.75%	$21,890	21,432	21,656	(17)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$7,519	7,394	7,519	(11)(17)(18)
PayIt, LLC	Senior Secured	December 2028	Prime + 1.45%, Floor rate 7.95%, PIK Interest 1.50%, 5.00% Exit Fee	$20,115	19,996	19,752	(6)(14)(15)(17)(19)
Pindrop Security, Inc.	Senior Secured	June 2029	Prime + 3.50%, Floor rate 10.00%, 2.00% Exit Fee	$31,000	30,659	31,446	(15)(17)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Remodel Health Holdco, LLC	Senior Secured	December 2028	Prime + 2.35%, Floor rate 10.35%, 6.50% Exit Fee	$25,000	$24,917	$24,886	(6)(15)
Reveleer	Senior Secured	February 2027	Prime + 0.65%, Floor rate 9.15%, PIK Interest 2.00%, 5.05% Exit Fee	$49,547	49,944	50,295	(6)(14)(15)
Semperis Technologies Inc.	Senior Secured	April 2028	Prime - 1.75%, Floor rate 6.75%, PIK Interest 3.25%	$23,127	22,877	23,692	(11)(14)(19)
	Senior Secured	April 2028	Prime - 0.50%, Floor rate 8.00%, PIK Interest 3.85%	$11,250	11,036	11,185	(19)
Total Semperis Technologies Inc.				$34,377	33,913	34,877
ShadowDragon, LLC	Senior Secured	December 2026	3-month SOFR + 8.82%, Floor rate 9.72%	$6,000	5,937	5,938	(17)(18)
Simon Data, Inc.	Senior Secured	March 2027	Prime + 1.00%, Floor rate 8.75%, PIK Interest 1.95%, 3.57% Exit Fee	$12,251	12,388	12,136	(12)(14)
Sisense Ltd.	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.50%, PIK Interest 1.95%, 5.95% Exit Fee	$32,293	33,013	33,080	(5)(10)(14)
Smartsheet Inc.	Senior Secured	January 2031	3-month SOFR + 6.50%, Floor rate 7.25%	$46,785	45,898	45,898	(17)
Snappt, Inc.	Senior Secured	April 2029	Prime + 2.35%, Floor rate 8.85%, PIK Interest 1.00%, 4.25% Exit Fee	$20,037	19,858	19,858	(6)(14)(15)
Streamline Healthcare Solutions	Senior Secured	June 2030	3-month SOFR + 7.30%, Floor rate 8.30%	$21,000	20,354	20,354	(6)(11)(13)(15)(17) (18)
Sumo Logic, Inc.	Senior Secured	May 2030	6-month SOFR + 6.50%, Floor rate 7.50%	$23,000	22,554	22,559	(17)
Suzy, Inc.	Senior Secured	August 2027	Prime + 1.75%, Floor rate 10.00%, PIK Interest 1.95%, 3.45% Exit Fee	$24,582	24,453	24,919	(6)(14)(15)
TaxCalc	Senior Secured	November 2029	Daily SONIA + 8.17%, Floor rate 8.67%	£8,250	10,533	11,001	(5)(10)(17)(18)
Tipalti Solutions Ltd.	Senior Secured	April 2029	Prime + 0.45%, Floor rate 6.45%, PIK Interest 2.30%	$75,317	74,908	74,908	(14)(16)
	Senior Secured	April 2029	Prime + 0.45%, Floor rate 6.45%, PIK Interest 2.30%, 3.75% Exit Fee	$42,177	42,027	42,027	(14)(16)
Total Tipalti Solutions Ltd.				$117,494	116,935	116,935
Ushur, Inc.	Senior Secured	June 2028	Prime + 2.20%, Floor rate 9.20%, 3.95% Exit Fee	$14,400	14,054	14,054	(6)(15)(17)
Zappi, Inc.	Senior Secured	December 2027	3-month SOFR + 8.03%, Floor rate 9.03%	$12,664	12,488	12,671	(5)(10)(13)(17)(18)
ZeroEyes, Inc.	Senior Secured	May 2030	Prime + 2.00%, Floor rate 9.50%, PIK Interest 2.00%, 1.50% Exit Fee	$16,248	15,939	15,939	(6)(14)(15)(17)
Zimperium, Inc.	Senior Secured	May 2027	3-month SOFR + 8.31%, Floor rate 9.31%	$14,790	14,650	14,429	(17)(18)
Subtotal: Software (66.64%)*					1,424,034	1,433,533
Space Technologies
Stoke Space Technologies, Inc.	Senior Secured	May 2029	Prime + 1.00%, Floor rate 7.50%, PIK Interest 2.00%, 5.25% Exit Fee	$15,469	14,798	14,798	(6)(15)
Subtotal: Space Technologies (0.69%)*					14,798	14,798
Sustainable and Renewable Technology
Electric Hydrogen Co.	Senior Secured	May 2028	Prime + 2.25%, Floor rate 10.75%, PIK Interest 1.25%, 4.89% Exit Fee	$20,255	20,053	20,182	(14)(15)(19)
Subtotal: Sustainable and Renewable Technology (0.94%)*					20,053	20,182
Total: Debt Investments (184.96%)*					$3,977,288	$3,978,695

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Equity Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Equity	2/21/2024	Preferred Series C	503,778	$1,500	$876
Subtotal: Biotechnology Tools (0.04%)*					1,500	876
Consumer & Business Products
Fabletics, Inc.	Equity	4/30/2010	Common Stock	42,989	128	19

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
	Equity	7/16/2013	Preferred Series B	130,191	$1,101	$165
Total Fabletics, Inc.				173,180	1,229	184
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	12,260	433	14	(4)
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	172,328	13	122
Subtotal: Consumer & Business Products (0.01%)*					1,675	320
Consumer & Business Services
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	216,073	1,151	781	(5)(10)
Jobandtalent USA, Inc.	Equity	2/11/2025	Preferred Series F	47,754	563	518	(5)(10)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	1,588	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	163	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	493
	Equity	10/25/2016	Preferred Series A-1	108,710	632	188
Total OfferUp, Inc.				394,790	2,295	681
Oportun	Equity	6/28/2013	Common Stock	48,365	577	346	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	39	—
Rhino Labs, Inc.	Equity	1/24/2022	Common Stock	7,063	1,000	—
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	—	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	1	(7)
	Equity	12/29/2023	Preferred Series C	3,235,298	13,263	2,041	(7)
Total Tectura Corporation				419,230,161	14,163	2,042
Worldremit Group Limited	Equity	6/24/2024	Preferred Series X	9,737	922	867	(5)(10)
Subtotal: Consumer & Business Services (0.32%)*					26,973	6,986
Defense Technologies
Shield AI, Inc.	Equity	2/7/2025	Preferred Series F1	28,900	2,250	1,997	(16)
Subtotal: Defense Technologies (0.09%)*					2,250	1,997
Diversified Financial Services
Gibraltar Acquisition, LLC	Equity	3/1/2018	Member Units	1	33,406	22,955	(7)(20)
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	12,035	44,222	(7)(23)
Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	403	498
Subtotal: Diversified Financial Services (3.15%)*					45,844	67,675
Drug Delivery
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	680	1,500	2	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	—
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	3	(4)
Talphera, Inc.	Equity	12/10/2018	Common Stock	8,836	1,329	4	(4)
Subtotal: Drug Delivery (0.00%)*					3,638	9
Drug Discovery & Development
Akero Therapeutics, Inc.	Equity	3/8/2024	Common Stock	34,483	1,000	1,840	(4)(10)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Arcus Biosciences, Inc.	Equity	2/19/2025	Common Stock	204,545	$2,250	$1,665	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	42	1,000	—	(4)
Axsome Therapeutics, Inc.	Equity	5/9/2022	Common Stock	127,021	4,165	13,260	(4)(10)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	682	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	9,989	(4)
Dare Biosciences, Inc.	Equity	1/8/2015	Common Stock	1,129	1,000	3	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	198	(4)(10)
Heron Therapeutics, Inc.	Equity	7/25/2023	Common Stock	364,963	500	756	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	70	(15)
HilleVax, Inc.	Equity	5/3/2022	Common Stock	235,295	4,000	468	(4)
Kura Oncology, Inc.	Equity	6/16/2023	Common Stock	47,826	550	276	(4)(10)
Madrigal Pharmaceutical, Inc.	Equity	9/29/2023	Common Stock	5,100	773	1,544	(4)(10)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	1,190	(5)(10)
Phathom Pharmaceuticals, Inc.	Equity	6/9/2023	Common Stock	147,233	1,730	1,412	(4)(10)(16)
Rafael Holdings, Inc. (p.k.a. Cyclo Therapeutics, Inc.)	Equity	4/6/2021	Common Stock	48	42	—	(4)(10)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	2	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	25	(4)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	239	(4)(5)(10)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	930
	Equity	10/31/2022	Preferred Series C	170,102	1,000	684
Total Valo Health, LLC				680,410	4,000	1,614
Verge Analytics, Inc.	Equity	9/6/2023	Preferred Series C	208,588	1,500	1,475
Viridian Therapeutics, Inc.	Equity	11/6/2023	Common Stock	32,310	400	452	(4)(10)
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	52,202	2,945	99	(4)
Subtotal: Drug Discovery & Development (1.73%)*					38,816	37,259
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	304
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	653
Subtotal: Electronics & Computer Hardware (0.04%)*					2,150	957
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	41,287	5,095	205	(4)
Carbon Health Technologies, Inc.	Equity	3/30/2021	Common Stock	390,809	1,910	—
Click Therapeutics, Inc.	Equity	5/20/2024	Common Stock	560,000	1,662	1,941	(15)
Curana Health Holdings, LLC	Equity	5/13/2024	Common Units	1,114,380	2,500	2,769
Main Street Rural, Inc.	Equity	10/28/2024	Preferred Series D	496	874	1,065
Strive Health Holdings, LLC	Equity	6/27/2025	Common Units	82,043	599	664
WellBe Senior Medical, LLC	Equity	6/10/2024	Common Units	181,163	1,600	2,015

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Subtotal: Healthcare Services, Other (0.40%)*					$14,240	$8,659
Information Services
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	3,755
Subtotal: Information Services (0.17%)*					3,825	3,755
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	1	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	312	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	313
Subtotal: Medical Devices & Equipment (0.01%)*					250	313
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	62
	Equity	6/26/2015	Preferred Series D-2	497,767	7	190
Total Achronix Semiconductor Corporation				775,762	167	252
Subtotal: Semiconductors (0.01%)*					167	252
Software
Armis, Inc.	Equity	10/18/2024	Preferred Series D	294,213	2,000	1,648
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	2,713	2,713	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	—
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	357	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	986	(5)(10)
Total Contentful Global, Inc.				149,500	638	1,343
DNAnexus, Inc.	Equity	3/21/2014	Preferred Series C	51,948	97	4
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	214
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	5,923
	Equity	8/24/2017	Preferred Series 3	93,620	300	1,222
Total Druva Holdings, Inc.				552,461	1,300	7,145
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Khoros, LLC	Equity	5/23/2025	Earnout Interest	N/A	5,242	5,242	(24)
Leapwork ApS	Equity	8/25/2023	Preferred Series B2	183,073	250	124	(5)(10)
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	266	29
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	1,692	(4)
SingleStore, Inc.	Equity	11/25/2020	Preferred Series E	580,983	2,000	2,265
	Equity	8/12/2021	Preferred Series F	52,956	280	241
Total SingleStore, Inc.				633,939	2,280	2,506
SirionLabs Pte. Ltd.	Equity	6/30/2024	Preferred Series F1	152,250	1,791	1,915	(5)(10)
Verana Health, Inc.	Equity	7/8/2021	Common Stock	23,814	2,000	—
Subtotal: Software (1.14%)*					28,073	24,575

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Sustainable and Renewable Technology
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	$2,000	$101
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	2,017
SUNation Energy, Inc.	Equity	12/10/2020	Common Stock	3	3,153	—	(4)
Subtotal: Sustainable and Renewable Technology (0.10%)*					10,153	2,118
Total: Equity Investments (7.24%)*					$179,554	$155,751
Warrant Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Preferred Series C	75,567	36	58
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	460	61	(12)
Subtotal: Biotechnology Tools (0.01%)*					496	119
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	486,097	242	168	(12)
Subtotal: Communications & Networking (0.01%)*					242	168
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	17	912
Subtotal: Consumer & Business Products (0.04%)*					245	912
Consumer & Business Services
Altumint, Inc.	Warrant	10/31/2024	Common Stock	1,701	127	107	(15)
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	100	(5)(10)
	Warrant	2/13/2024	Preferred Series D-4	109,257	20	24	(5)(10)
Total Carwow LTD				283,420	184	124
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	—
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	53	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	5
Plentific Ltd	Warrant	10/3/2023	Ordinary Shares	27,298	60	29	(5)(10)
Provi	Warrant	12/22/2022	Common Stock	117,042	166	2	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	—	(15)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,604,724	1,242	4,918	(12)(16)
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	57	17
	Warrant	8/23/2019	Preferred Series B	444,444	83	1
Total Skyword, Inc.				2,051,587	140	18
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	—
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	—
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	—
Total Snagajob.com, Inc.				3,611,537	860	—

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	343,497	$985	$1,210
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	7	(12)
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	63	(5)(10)
	Warrant	8/27/2021	Preferred Series E	1,868	26	—	(5)(10)
Total Worldremit Group Limited				79,083	155	63
Subtotal: Consumer & Business Services (0.30%)*					4,690	6,536
Defense Technologies
Saronic Technologies, Inc.	Warrant	6/9/2025	Preferred Series C	109,757	726	751	(6)(15)
Subtotal: Defense Technologies (0.03%)*					726	751
Diversified Financial Services
Next Insurance, Inc.	Warrant	2/3/2023	Common Stock	522,930	214	1,270
Subtotal: Diversified Financial Services (0.06%)*					214	1,270
Drug Discovery & Development
Akero Therapeutics, Inc.	Warrant	6/15/2022	Common Stock	32,129	330	1,107	(4)(10)
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	61,004	1,290	2,307	(4)(10)(12)
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	35	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	—	(4)
COMPASS Pathways plc	Warrant	6/30/2023	Ordinary Shares	75,376	278	26	(4)(5)(10)
Curevo, Inc.	Warrant	6/9/2023	Common Stock	95,221	233	137	(15)
enGene, Inc.	Warrant	12/22/2023	Common Stock	43,689	118	36	(4)(5)(10)
Heron Therapeutics, Inc.	Warrant	8/9/2023	Common Stock	238,095	228	211	(4)(15)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	3	(4)(10)(15)
Madrigal Pharmaceutical, Inc.	Warrant	5/9/2022	Common Stock	13,229	570	2,011	(4)(10)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	51	(4)(10)(12)(15)(16)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	16	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	—	(4)
SynOx Therapeutics Limited	Warrant	4/18/2024	Preferred Series B	251,195	83	76	(5)(10)
TG Therapeutics, Inc.	Warrant	12/30/2021	Common Stock	117,168	721	2,035	(4)(10)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	29
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	46,424	510	1	(4)
Subtotal: Drug Discovery & Development (0.38%)*					6,193	8,081
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	68	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,503	34	46
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	353
Subtotal: Electronics & Computer Hardware (0.02%)*					692	467
Healthcare Services, Other
Curana Health Holdings, LLC	Warrant	1/4/2024	Common Units	447,410	156	594

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Modern Life, Inc.	Warrant	3/30/2023	Common Stock	52,665	$210	$118
NeueHealth, Inc.	Warrant	6/21/2024	Common Stock	185,625	716	959	(4)(12)
Recover Together, Inc.	Warrant	7/3/2023	Common Stock	194,830	382	68
Strive Health Holdings, LLC	Warrant	9/28/2023	Common Units	129,400	278	381	(15)
Vida Health, Inc.	Warrant	3/28/2022	Preferred Series E	192,431	120	12
Subtotal: Healthcare Services, Other (0.10%)*					1,862	2,132
Information Services
NetBase Quid, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	—
Signal Media Limited	Warrant	6/29/2022	Common Stock	129,638	57	4	(5)(10)
Subtotal: Information Services (0.00%)*					413	4
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	523
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	152
VulcanForms Inc.	Warrant	1/30/2025	Common Stock	83,262	37	42
Subtotal: Manufacturing Technology (0.03%)*					1,102	717
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	369,370	67	157
Subtotal: Media/Content/Info (0.01%)*					67	157
Medical Devices & Equipment
Orchestra BioMed Holdings, Inc.	Warrant	11/6/2024	Common Stock	52,264	180	50	(4)(6)(15)
Outset Medical, Inc.	Warrant	9/27/2013	Common Stock	4,185	401	12	(4)
Senseonics Holdings, Inc.	Warrant	9/8/2023	Common Stock	1,032,718	276	183	(4)
Sight Sciences, Inc.	Warrant	1/22/2024	Common Stock	113,247	363	215	(4)(6)(12)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	—	(4)
Subtotal: Medical Devices & Equipment (0.02%)*					1,281	460
Semiconductors
Achronix Semiconductor Corporation	Warrant	1/11/2017	Preferred Series D-2	250,000	92	93
Subtotal: Semiconductors (0.00%)*					92	93
Software
Annex Cloud	Warrant	6/5/2025	Common Units	50,000	—	—
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	448	352
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	617
Brain Corporation	Warrant	10/4/2021	Common Stock	435,396	215	163
Carbyne, Inc.	Warrant	2/24/2025	Ordinary Shares	11,408	24	29
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	2
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	—
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	900	(5)(10)
Coronet Cyber Security Ltd.	Warrant	9/26/2024	Ordinary Shares	39,183	254	197

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Couchbase, Inc.	Warrant	4/25/2019	Common Stock	105,350	$462	$1,794	(4)
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	26	54	(5)(10)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	770,838	461	1,280
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	141
Distributed Creation Inc.	Warrant	4/21/2025	Common Stock	104,622	180	215
Dragos, Inc.	Warrant	6/28/2023	Common Stock	57,528	1,575	1,164
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	468
Earnix, Inc.	Warrant	6/6/2024	Common Stock	20,762	220	329
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	612,166	739	293
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	12
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	261
Harness, Inc.	Warrant	3/12/2024	Common Stock	193,618	534	578
Kore.ai, Inc.	Warrant	3/31/2023	Preferred Series C	64,293	208	51
Leapwork ApS	Warrant	1/23/2023	Common Stock	93,211	39	35	(5)(10)(12)
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series LB-2	86,984	131	32
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	362
Morphisec Information Security 2014 Ltd.	Warrant	10/1/2024	Ordinary Shares	200,115	104	118	(5)(10)
Pindrop Security, Inc.	Warrant	6/26/2024	Common Stock	134,542	494	425	(15)
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	471
Semperis Technologies Inc.	Warrant	4/23/2024	Common Stock	144,244	337	456
Simon Data, Inc.	Warrant	3/22/2023	Common Stock	77,934	96	18	(12)
SingleStore, Inc.	Warrant	4/28/2020	Preferred Series D	312,596	103	675
Sisense Ltd.	Warrant	6/8/2023	Ordinary Shares	321,956	174	75	(5)(10)
Suzy, Inc.	Warrant	8/24/2023	Common Stock	292,936	367	238	(6)(15)
Tipalti Solutions Ltd.	Warrant	3/22/2023	Ordinary Shares	509,753	360	273	(10)(16)
	Warrant	3/27/2025	Ordinary Shares	473,266	136	118	(16)
Total Tipalti Solutions Ltd.				983,019	496	391
Ushur, Inc.	Warrant	6/5/2025	Common Stock	1,603,911	265	253	(6)(15)
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	51	(15)
ZeroEyes, Inc.	Warrant	5/6/2025	Common Stock	26,422	132	109	(6)(15)
Subtotal: Software (0.59%)*					11,596	12,609
Space Technologies
Capella Space Corp.	Warrant	10/21/2021	Common Stock	176,200	207	21	(15)
Stoke Space Technologies, Inc.	Warrant	6/16/2025	Common Stock	59,698	608	627	(6)(15)
Subtotal: Space Technologies (0.03%)*					815	648
Sustainable and Renewable Technology
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	87
Electric Hydrogen Co.	Warrant	3/27/2024	Common Stock	246,618	507	336	(15)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Subtotal: Sustainable and Renewable Technology (0.02%)*					$559	$423
Total: Warrant Investments (1.65%)*					$31,285	$35,547
Total Investments in Securities (193.86%)*					$4,188,127	$4,169,993
Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			$2,847	$4,889	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			1,242	1,241	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.28%)*					4,089	6,130
Software
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			381	363	(5)(10)
Subtotal: Software (0.02%)*					381	363
Total: Investment Funds & Vehicles Investments (0.30%)*					$4,470	$6,493
Total Investments before Cash & Cash Equivalents (194.16%)*					$4,192,597	$4,176,486
Cash & Cash Equivalents
GS Financial Square Government Fund	Cash & Cash Equivalents		FGTXX/38141W273		$31,000	$31,000
Total: Investments in Cash & Cash Equivalents (1.44%)*					$31,000	$31,000
Total: Investments after Cash & Cash Equivalents (195.60%)*					$4,223,597	$4,207,486

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Value
Great British Pound (GBP)	6/5/2026	Goldman Sachs Bank USA	£20,814	Sold	$28,056	$(507)
Total Foreign Currency Forward ((0.02))*					$28,056	$(507)

*Value as a percent of net assets. All amounts are stated in U.S. Dollars unless otherwise noted. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(1)Prime represents 7.50% as of June 30, 2025. 1-month SOFR, 3-month SOFR and 6-month SOFR represent 4.32%, 4.29%, and 4.15%, respectively, as of June 30, 2025.
(2)Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $112.0 million, $128.0 million and $16.0 million, respectively. The tax cost of investments is $4.2 billion.
(3)Preferred and common stock, warrants, and equity interests are generally non-income producing.
(4)Except for warrants in 20 publicly traded companies and common stock in 29 publicly traded companies, all investments are restricted as of June 30, 2025 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s Valuation Committee (as defined in “Note 2 - Summary of Significant Accounting Policies - Valuation of Investments”) and approved by the board of directors (the “Board”).
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
(8)Debt is on non-accrual status as of June 30, 2025, and is therefore considered non-income producing.
(9)Denotes that all or a portion of the debt investment is convertible debt.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2025 (unaudited)
(dollars in thousands)
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
(16)Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of June 30, 2025.
(17)Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of June 30, 2025 (Refer to “Note 11 - Commitments and Contingencies”).
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
(21)Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of Common Stock for Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of June 30, 2025, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $2.7 million.
(22)Denotes the security holds rights to royalty fee income associated with certain products of the portfolio company. The approximate cost and fair value of the royalty contract are $11.8 million and $11.1 million, respectively.
(23)Hercules Adviser LLC is owned by Hercules Capital Management LLC and presented with Hercules Partner Holdings, LLC which are both wholly owned by the Company. Please refer to “Note 1 – Description of Business” for additional disclosure.
(24)Denotes investment in a non-voting security in the form of an earnout interest. The terms of the security provide the Company with contractual rights to receive approximately 12.48% of contingent earnout payments from the portfolio company to the earnout holders. As of June 30, 2025, the approximate cost and fair value of the earnout interest is $5.2 million.

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

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor (1)	Principal Amount	Cost (2)	Value	Footnotes
	Senior Secured	October 2025	Prime + 5.20%, Floor rate 9.95%, 4.95% Exit Fee	£1,250	$1,612	$1,594	(5)(10)
Total Cutover, Inc.					7,279	7,261
Dashlane, Inc.	Senior Secured	December 2027	Prime + 3.05%, Floor rate 11.55%, PIK Interest 1.10%, 6.28% Exit Fee	$45,476	46,450	47,708	(11)(13)(14)(17)(19)
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 8.01%, Floor rate 8.76%	$8,896	8,758	8,641	(17)(18)
Dragos, Inc.	Senior Secured	July 2027	Prime + 2.00%, Floor rate 8.75%, PIK Interest 2.00%, 2.00% Exit Fee	$13,022	12,383	12,431	(14)(17)
DroneDeploy, Inc.	Senior Secured	November 2028	Prime + 2.45%, Floor rate 9.95%, 5.00% Exit Fee	$9,375	9,255	9,274	(13)(17)
Earnix, Inc.	Senior Secured	June 2029	Prime - 1.15%, Floor rate 5.35%, PIK Interest 4.45%	$19,166	18,856	18,838	(11)(14)(17)
Elation Health, Inc.	Senior Secured	March 2026	Prime + 4.25%, Floor rate 9.00%, PIK Interest 1.95%, 3.95% Exit Fee	$12,878	12,860	13,215	(11)(14)(19)
Flight Schedule Pro, LLC	Senior Secured	October 2027	1-month SOFR + 7.80%, Floor rate 8.70%	$7,297	7,145	7,271	(17)(18)
Fortified Health Security	Senior Secured	December 2027	1-month SOFR + 7.64%, Floor rate 8.54%	$7,000	6,882	6,950	(11)(17)(18)
Harness, Inc.	Senior Secured	March 2029	Prime - 2.25%, Floor rate 5.25%, Cap rate 6.50%, PIK Interest 6.25%, 1.00% Exit Fee	$18,132	17,947	18,060	(14)(17)(19)
iGrafx, LLC	Senior Secured	May 2027	1-month SOFR + 8.61%, Floor rate 9.51%, 0.47% Exit Fee	$4,950	4,879	4,869	(18)
Khoros, LLC	Senior Secured	January 2025	3-month SOFR + 4.50%, Floor rate 5.50%, PIK Interest 4.50%	$61,341	61,317	18,231	(8)(14)
Leapwork ApS	Senior Secured	February 2026	Prime + 0.25%, Floor rate 7.00%, PIK Interest 1.95%, 2.70% Exit Fee	$8,890	8,883	9,117	(5)(10)(12)(14)
LinenMaster, LLC	Senior Secured	August 2028	1-month SOFR + 6.25%, Floor rate 7.25%, PIK Interest 2.15%	$15,428	15,189	15,481	(12)(14)(17)
Loftware, Inc.	Senior Secured	March 2028	3-month SOFR + 7.88%, Floor rate 8.88%	$27,206	26,726	27,399	(17)(18)
LogicSource	Senior Secured	July 2027	1-month SOFR + 8.93%, Floor rate 9.93%	$13,145	12,974	13,145	(17)(18)
LogRhythm, Inc.	Senior Secured	July 2029	1-month SOFR + 7.50%, Floor rate 8.50%	$25,000	24,305	24,305	(17)
Marigold Group, Inc. (p.k.a. Campaign Monitor Limited)	Senior Secured	November 2026	PIK Interest 6-month SOFR + 10.55%, Floor rate 11.55%	$38,828	38,336	32,773	(13)(14)(19)
Mobile Solutions Services	Senior Secured	December 2025	3-month SOFR + 9.21%, Floor rate 10.06%	$18,366	18,237	17,616	(18)
Morphisec Information Security 2014 Ltd.	Senior Secured	October 2027	Prime + 3.45%, Floor rate 11.70%, 5.95% Exit Fee	$10,000	9,861	9,861	(5)(10)
New Relic, Inc.	Senior Secured	November 2030	1-month SOFR + 6.75%, Floor rate 7.75%	$21,890	21,402	21,644	(17)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$7,669	7,518	7,669	(11)(17)(18)
PayIt, LLC	Senior Secured	December 2028	Prime + 1.45%, Floor rate 7.95%, PIK Interest 1.50%, 5.00% Exit Fee	$12,003	11,881	11,881	(6)(14)(15)(17)(19)
Pindrop Security, Inc.	Senior Secured	June 2029	Prime + 3.50%, Floor rate 10.00%, 2.00% Exit Fee	$31,000	30,566	30,671	(15)(17)
Remodel Health Holdco, LLC	Senior Secured	December 2028	Prime + 2.35%, Floor rate 10.35%, 6.50% Exit Fee	$25,000	24,723	24,723	(6)(15)
Reveleer	Senior Secured	February 2027	Prime + 0.65%, Floor rate 9.15%, PIK Interest 2.00%, 5.05% Exit Fee	$36,345	36,403	36,525	(14)(15)
Semperis Technologies Inc.	Senior Secured	April 2028	Prime - 1.75%, Floor rate 6.75%, PIK Interest 3.25%	$22,754	22,596	23,066	(11)(14)(19)
ShadowDragon, LLC	Senior Secured	December 2026	3-month SOFR + 8.88%, Floor rate 9.78%	$6,000	5,918	5,953	(17)(18)
Simon Data, Inc.	Senior Secured	March 2027	Prime + 1.00%, Floor rate 8.75%, PIK Interest 1.95%, 2.95% Exit Fee	$13,087	13,152	13,175	(12)(14)
Sisense Ltd.	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.50%, PIK Interest 1.95%, 5.95% Exit Fee	$33,760	34,152	34,193	(5)(10)(14)
Streamline Healthcare Solutions	Senior Secured	March 2028	3-month SOFR + 7.25%, Floor rate 8.25%	$17,600	17,324	17,688	(11)(13)(17)(18)
Sumo Logic, Inc.	Senior Secured	May 2030	3-month SOFR + 6.50%, Floor rate 7.50%	$23,000	22,521	23,113	(17)
Suzy, Inc.	Senior Secured	August 2027	Prime + 1.75%, Floor rate 10.00%, PIK Interest 1.95%, 3.45% Exit Fee	$24,345	24,031	24,935	(6)(14)(15)(17)
TaxCalc	Senior Secured	November 2029	3-month SONIA + 8.05%, Floor rate 8.55%	£7,500	9,518	9,198	(5)(10)(17)(18)
ThreatConnect, Inc.	Senior Secured	May 2026	3-month SOFR + 9.15%, Floor rate 10.00%	$12,324	12,208	12,324	(18)

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
(4)Except for warrants in 23 publicly traded companies and common stock in 28 publicly traded companies, all investments are restricted as of December 31, 2024 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s Valuation Committee (as defined in “Note 2 - Summary of Significant Accounting Policies - Valuation of Investments”) and approved by the board of directors (the "Board").
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
Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated a group of the Company’s executive officers and senior employees to serve as the Board’s “valuation designee” (such group of executive officers and senior employees are referred to herein as the “Valuation Committee”). As of June 30, 2025, approximately 97.5% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Company's Valuation Committee and approved by the Board. Fair Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Valuation Committee, as valuation designee of the Board. The Company’s investments are carried at fair value in accordance with Rule 2a-5 under the 1940 Act and ASC Topic 946. Given the Company's investment strategy, nature of investments, and types of businesses in which it invests, substantially all of the Company’s investments are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to the valuation guidelines approved by the Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market values, the fair value of the Company’s investments may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.
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
Comprehensive Income
The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income for the three and six months ended June 30, 2025 or 2024. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.
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

3. Fair Value of Financial Instruments
The Company values financial instruments in accordance with ASC 820, using the techniques and approaches outlined in the Company's valuation guidelines, which are approved by the Board. During the periods ended June 30, 2025 and December 31, 2024, there were no changes to the Company’s valuation techniques or approaches as described herein.
Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2025 and December 31, 2024.

(in thousands)	Balance as of June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash and cash equivalents
Money Market Fund(1)	$31,000	$31,000	$—	$—

Other assets and liabilities
Escrow and Other Investment Receivables	$211	$—	$—	$211
Accounts Payable and Accrued Liabilities	(349)	—	—	(349)

Investments
Senior Secured Debt	$3,912,165	$—	$—	$3,912,165
Unsecured Debt	66,530	—	—	66,530
Preferred Stock	54,649	—	—	54,649
Common Stock(2)	101,102	36,926	—	64,176
Warrants	35,547	—	11,068	24,479
	$4,169,993	$36,926	$11,068	$4,121,999
Investment Funds & Vehicles measured at Net Asset Value(3)	6,493
Total Investments, at fair value	$4,176,486
Derivative Instruments(4)	(507)
Total Investments including cash and cash equivalents and derivative instruments	$4,206,979

(in thousands)	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash and cash equivalents
Money Market Fund(1)	$21,100	$21,100	$—	$—

Other assets and liabilities
Escrow and Other Investment Receivables	$152	$—	$—	$152
Accounts Payable and Accrued Liabilities	(1,012)	$—	$—	(1,012)

Investments
Senior Secured Debt	$3,419,044	$—	$—	$3,419,044
Unsecured Debt	75,557	—	—	75,557
Preferred Stock	53,802	—	—	53,802
Common Stock(2)	74,855	30,262	—	44,593
Warrants	30,500	—	8,677	21,823
	$3,653,758	$30,262	$8,677	$3,614,819
Investment Funds & Vehicles measured at Net Asset Value(3)	6,220
Total Investments, at fair value	$3,659,978
Derivative Instruments(4)	538
Total Investments including cash and cash equivalents and derivative instruments	$3,681,616
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

The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended June 30, 2025 and 2024.

(in thousands)	Balance as of January 1, 2025	Net Realized Gains (Losses)(1)	Net Change in Unrealized Appreciation (Depreciation)(2)	Purchases(5)	Sales	Repayments(6)	Gross Transfers into Level 3(3)*	Gross Transfers out of Level 3(3)*	Balance as of June 30, 2025

Investments
Senior Secured Debt	$3,419,044	$(54,380)	$21,867	$999,661	$(47,500)	$(421,285)	$—	$(5,242)	$3,912,165
Unsecured Debt	75,557	—	480	2,715	—	—	—	(12,222)	66,530
Preferred Stock	53,802	—	(1,973)	2,820	—	—	—	—	54,649
Common Stock	44,593	(645)	2,812	908	(956)	—	22,558	(5,094)	64,176
Warrants	21,823	(374)	552	2,485	(7)	—	—	—	24,479
Other Assets and Liabilities
Escrow and Other Investment Receivables	152	56	—	1,814	(1,811)	—	—	—	211
Accounts Payable and Accrued Liabilities	(1,012)	—	751	1,564	(1,652)	—	—	—	(349)
Total	$3,613,959	$(55,343)	$24,489	$1,011,967	$(51,926)	$(421,285)	$22,558	$(22,558)	$4,121,861

(in thousands)	Balance as of January 1, 2024	Net Realized Gains (Losses)(1)	Net Change in Unrealized Appreciation (Depreciation)(2)	Purchases(5)	Sales	Repayments(6)	Gross Transfers into Level 3(4)*	Gross Transfers out of Level 3(4)*	Balance as of June 30, 2024
Investments
Senior Secured Debt	$2,987,577	$(9,120)	$(17,797)	$856,973	$—	$(493,121)	$—	$(4,093)	$3,320,419
Unsecured Debt	69,722	—	527	1,841	—	—	—	—	72,090
Preferred Stock	53,038	—	(10,541)	1,597	—	—	2,431	—	46,525
Common Stock	41,790	(89)	(2,018)	4,100	—	—	1,662	—	45,445
Warrants	22,088	464	(4,509)	2,454	(2,829)	—	—	—	17,668
Other Assets
Escrow and Other Investment Receivables	10,888	60	9,546	43	(18,649)	—	—	—	1,888
Total	$3,185,103	$(8,685)	$(24,792)	$867,008	$(21,478)	$(493,121)	$4,093	$(4,093)	$3,504,035
* The Company recognizes transfers as of the transaction date.
(1)Included in net realized gains (losses) in the accompanying Consolidated Statements of Operations.
(2)Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)During the three months ended March 31, 2025, 23andMe, Inc. Level 1 common stock was converted into Level 3 common stock due to bankruptcy and delisting. Subsequently, during the three months ended June 30, 2025, 23andMe, Inc. was treated as Level 1 common stock due to resumed trading after reaching a definitive agreement during the bankruptcy proceeding. Transfers out of Level 3 debt investments during the six months ended June 30, 2025 related to the conversion of the Company's Level 3 debt investments in Hercules Adviser LLC, Carbon Health Technologies, Inc., and Khoros, LLC, into common stock Level 3 investments.
(4)Transfers out of Level 3 during the six months ended June 30, 2024 related to the conversion of the Company's Level 3 debt investments in Better Therapeutics, Inc. and Eigen Technologies Ltd. into common stock and preferred stock Level 3 investments in acquiring companies.
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

(in millions)	Six Months Ended June 30,
	2025	2024
Debt investments	$(11.4)	$(17.5)
Preferred stock	(2.0)	(10.5)
Common stock	(2.0)	(1.5)
Warrant investments	0.7	(2.0)
The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation guidelines, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level 3 Debt Investments	Fair Value as of June 30, 2025 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(2)
Pharmaceuticals	$700,903	Market Comparable Companies	Hypothetical Market Yield	8.83% - 16.39%	13.34%
			Premium/(Discount)	(2.50%) - 3.00%	0.57%

Technology	1,309,186	Market Comparable Companies	Hypothetical Market Yield	9.68% - 21.55%	13.14%
			Premium/(Discount)	(1.50%) - 5.50%	0.12%
	28,869	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 70.00%	50.95%
	43,706	Liquidation(3)	Probability weighting of alternative outcomes	20.00% - 80.00%	74.73%

Sustainable and Renewable Technology	20,182	Market Comparable Companies	Hypothetical Market Yield	15.45% - 15.45%	15.45%
			Premium/(Discount)	0.50% - 0.50%	0.50%

Medical Devices	74,663	Market Comparable Companies	Hypothetical Market Yield	11.98% - 13.26%	12.59%
			Premium/(Discount)	0.00% - 0.50%	0.21%

Lower Middle Market	627,782	Market Comparable Companies	Hypothetical Market Yield	10.12% - 18.15%	14.07%
			Premium/(Discount)	(0.25%) - 3.00%	0.59%
	24,603	Liquidation(3)	Probability weighting of alternative outcomes	40.00% - 60.00%	60.00%
Debt Investments for which Cost Approximates Fair Value
	860,350	Debt Investments originated within 6 months
	122,740	Imminent Payoffs(4)
	128,323	Debt Investments Maturing in Less than One Year
	37,388	Debt Investments in Wholly-Owned Subsidiaries
	$3,978,695	Total Level 3 Debt Investments
Escrow and Other Investment Receivables	211	Expected Proceeds
Accounts Payable and Accrued Liabilities	(349)	Liquidation(3)	Probability weighting of alternative outcomes	20.00% - 50.00%	43.85%
	$3,978,557	Total Level Three Debt Investments and Other Investment Receivables (Payables)
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
•Technology, above, is comprised of debt investments in the “Communications & Networking”, “Information Services”, “Consumer & Business Services”, “Media/Content/Info”, “Space Technologies”, “Defense Technologies”, and “Software” industries.
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

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of June 30, 2025 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(5)
Equity Investments	$51,729	Market Comparable Companies	Revenue Multiple(2)	0.3x - 17.6x	7.9x
			Tangible Book Value Multiple(2)	1.5x - 1.5x	1.5x
			Discount for Lack of Marketability(3)	13.13% - 92.28%	29.85%
	9,538	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(89.88%) - 10.22%	(20.16%)
	54,164	Discounted Cash Flow	Discount Rate(7)	11.91% - 34.53%	29.94%
	3,394	Other(6)
Warrant Investments	22,159	Market Comparable Companies	Revenue Multiple(2)	0.5x - 15.1x	4.7x
			Discount for Lack of Marketability(3)	6.72% - 32.84%	24.94%
	2,320	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(63.24%) - (1.56)%	(17.82%)
Total Level 3 Equity and Warrant Investments	$143,304
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
As of June 30, 2025 and December 31, 2024, the 2033 Notes (as defined in “Note 5 - Debt”) were trading on the New York Stock Exchange (“NYSE”) at $25.03 and $25.17 per unit at par value. The par value at underwriting for the 2033 Notes was $25.00 per unit. Based on market quotations on or around June 30, 2025 and December 31, 2024, the 2031 Asset-Backed Notes (as defined in “Note 5 - Debt”) were quoted for 0.972 and 0.963. Based on market quotations on or around June 30, 2025, the 2028 Convertible Notes (as defined in “Note 5 - Debt”) were quoted for 0.970 per dollar at par value. The fair values of the SBA debentures, March 2026 A Notes, March 2026 B Notes, September 2026, January 2027 Notes, and June 2030 Notes (each as defined in “Note 5 - Debt”) are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms. The fair values of the outstanding debt under the MUFG Bank Facility and the SMBC Facility (each as defined in “Note 5 - Debt”) are equal to their outstanding principal balances as of June 30, 2025 and December 31, 2024.

The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
SBA Debentures	$340,422	$325,469	$—	$—	$325,469
March 2026 A Notes	49,937	50,221	—	—	50,221
March 2026 B Notes	49,931	50,245	—	—	50,245
September 2026 Notes	323,812	314,629	—	—	314,629
January 2027 Notes	347,930	341,529	—	—	341,529
2028 Convertible Notes	279,099	278,784	—	278,784	—
June 2030 Notes	341,827	350,166	—	—	350,166
2031 Asset-Backed Notes	111,150	108,505	—	108,505	—
2033 Notes	39,097	40,048	—	40,048	—
MUFG Bank Facility	66,000	66,000	—	—	66,000
SMBC Facility	114,961	115,135	—	—	115,135
Total	$2,064,166	$2,040,731	$—	$427,337	$1,613,394

(in thousands)	December 31, 2024
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
SBA Debentures	$271,371	$260,436	$—	$—	$260,436
February 2025 Notes	49,981	50,698	—	—	50,698
June 2025 Notes	69,919	69,308	—	—	69,308
June 2025 3-Year Notes	49,926	49,713	—	—	49,713
March 2026 A Notes	49,889	49,052	—	—	49,052
March 2026 B Notes	49,880	49,087	—	—	49,087
September 2026 Notes	323,321	302,244	—	—	302,244
January 2027 Notes	347,265	327,928	—	—	327,928
2031 Asset-Backed Notes	118,769	115,031	—	115,031	—
2033 Notes	39,043	40,272	—	40,272	—
MUFG Bank Facility	116,000	116,000	—	—	116,000
SMBC Facility	283,591	283,591	—	—	283,591
Total	$1,768,955	$1,713,360	$—	$155,303	$1,558,057
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

The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three and six months ended June 30, 2025 and 2024.

(in thousands)			Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
Portfolio Company(1)	Type	Fair Value as of June 30, 2025	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$313	$—	$—	$267	$—	$—	$—	$244	$—
Gibraltar Acquisition LLC(2)	Control	60,343	1,096	41	1,444	—	2,663	80	504	—
Hercules Adviser LLC(3)	Control	44,222	2,100	—	(795)	—	4,000	—	2,032	—
Tectura Corporation	Control	10,018	172	—	(1,752)	—	342	—	(1,639)	—
Total Control Investments		$114,896	$3,368	$41	$(836)	$—	$7,005	$80	$1,141	$—

(in thousands)			Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
Portfolio Company(1)	Type	Fair Value as of June 30, 2024	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$186	$—	$—	$(97)	$—	$—	$—	$(76)	$—
Gibraltar Acquisition, LLC(2)	Control	56,811	1,534	36	(1,670)	—	2,567	72	(6,291)	—
Hercules Adviser LLC(3)	Control	42,728	1,751	—	844	—	3,503	—	2,015	—
Tectura Corporation	Control	11,534	172	—	(583)	—	344	—	17	—
Total Control Investments		$111,259	$3,457	$36	$(1,506)	$—	$6,414	$72	$(4,335)	$—
(1)In accordance with Rules 3-09, 4-08(g), and Rule 10-01(b)(1) of Regulation S-X, (“Rule 3-09”, “Rule 4-08(g)”, and “Rule 10-01(b)(1)”, respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of June 30, 2025 and June 30, 2024, there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.
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

Portfolio Composition
The following table shows the fair value of the Company’s portfolio of investments by asset class as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$3,912,165	93.7%	$3,419,044	93.4%
Unsecured Debt	66,530	1.6%	75,557	2.1%
Preferred Stock	54,649	1.3%	53,802	1.5%
Common Stock	101,102	2.4%	74,855	2.0%
Warrants	35,547	0.8%	30,500	0.8%
Investment Funds & Vehicles	6,493	0.2%	6,220	0.2%
Total	$4,176,486	100.0%	$3,659,978	100.0%
A summary of the Company’s investment portfolio, at value, by geographic location as of June 30, 2025 and December 31, 2024 is shown as follows:

(in thousands)	June 30, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$3,759,076	90.0%	$3,288,737	89.9%
United Kingdom	131,617	3.2%	142,183	3.9%
Netherlands	124,548	3.0%	59,157	1.6%
Germany	49,771	1.2%	49,255	1.3%
Israel	44,767	1.1%	88,066	2.4%
Switzerland	34,255	0.8%	—	0.0%
Canada	16,321	0.4%	16,251	0.4%
Denmark	9,231	0.2%	9,284	0.3%
Ireland	4,622	0.1%	4,649	0.1%
Singapore	1,915	0.0%	1,996	0.1%
Other	363	0.0%	400	0.0%
Total	$4,176,486	100.0%	$3,659,978	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Software	$1,471,080	35.2%	$1,081,100	29.5%
Drug Discovery & Development	1,035,769	24.8%	1,080,390	29.5%
Healthcare Services, Other	755,202	18.1%	610,184	16.7%
Consumer & Business Services	375,233	9.0%	372,641	10.2%
Defense Technologies	139,991	3.4%	—	0.0%
Diversified Financial Services	118,110	2.8%	113,491	3.1%
Medical Devices & Equipment	75,436	1.8%	74,962	2.0%
Electronics & Computer Hardware	50,666	1.2%	162,888	4.5%
Biotechnology Tools	34,836	0.8%	35,434	1.0%
Communications & Networking	27,937	0.7%	27,700	0.8%
Information Services	24,233	0.6%	24,356	0.7%
Sustainable and Renewable Technology	22,723	0.5%	27,696	0.8%
Manufacturing Technology	20,650	0.5%	1,162	0.0%
Space Technologies	15,446	0.4%	45,700	1.2%
Consumer & Business Products	8,663	0.2%	1,497	0.0%
Semiconductors	345	0.0%	704	0.0%
Media/Content/Info	157	0.0%	63	0.0%
Drug Delivery	9	0.0%	10	0.0%
Total	$4,176,486	100.0%	$3,659,978	100.0%
No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of June 30, 2025 or December 31, 2024.
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
As of June 30, 2025 and December 31, 2024, the Company’s ten largest portfolio companies represented approximately 28.6% and 31.6%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of June 30, 2025 and December 31, 2024, the Company had six and six portfolio companies, respectively, that represented 5% or more of the Company’s net assets. As of June 30, 2025, the Company had four equity investments representing 58.1% of the total fair value of the Company's equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. As of December 31, 2024, the Company had three equity investments which represented approximately 49.7% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments.
Investment Collateral
In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. The Company's investments were collateralized as follows as of June 30, 2025 and December 31, 2024:

	Percentage of debt investments (at fair value), as of
	June 30, 2025	December 31, 2024
Senior Secured First Lien
All assets including intellectual property	69.6%	67.1%
All assets with negative pledge on intellectual property	13.5%	14.2%
“Last-out” with security interest in all of the assets	7.9%	9.7%
Total senior secured first lien position	91.0%	91.0%
Second lien	7.3%	6.8%
Unsecured	1.7%	2.2%
Total debt investments at fair value	100.0%	100.0%
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The following is a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of June 30, 2025 and December 31, 2024:

(in thousands)		Fair Value
Derivative Instrument	Statement Location	June 30, 2025	December 31, 2024
Foreign currency forward contract	Other assets	$—	$538
Foreign currency forward contract	Accounts payable and accrued liabilities	507	—
	Total	$507	$538
Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the three and six months ended June 30, 2025 and 2024 are in the following locations in the Consolidated Statements of Operations:

(in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statement Location	2025	2024	2025	2024
Foreign currency forward contract	Net realized gain (loss) - Non-control / Non-affiliate investments	$(1,551)	$(849)	$(1,551)	$(849)
Foreign currency forward contract	Net change in unrealized appreciation (depreciation) - Non-control / Non-affiliate investments	(205)	725	(1,045)	954
	Total	$(1,756)	$(124)	$(2,596)	$105
Investment Income
The Company’s investment portfolio generates interest, fee, and dividend income. The composition of the Company’s interest income and fee income is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest income	$95,421	$87,439	$183,238	$178,153
Exit fee interest income	14,790	10,592	25,018	22,472
PIK interest income	13,635	15,267	27,108	25,164
Dividend income	2,100	2,100	4,500	3,700
Other investment income(1)	3,625	2,131	5,279	3,819
Total interest and dividend income	$129,571	$117,529	$245,143	$233,308

Recurring fee income	$2,754	$2,203	$5,434	$4,658
Fee income - expired commitments	715	730	1,032	1,377
Accelerated fee income - early repayments	4,419	4,544	5,361	7,216
Total fee income	$7,888	$7,477	$11,827	$13,251
(1)Other investment income includes OID interest income and interest recorded on other assets.

As of June 30, 2025 and December 31, 2024, unamortized capitalized fee income was recorded as follows:

(in millions)	June 30, 2025	December 31, 2024
Offset against debt investment cost	$39.7	$36.9
Deferred obligation contingent on funding or other milestone	9.9	9.1
Total Unamortized Fee Income	$49.6	$46.0
As of June 30, 2025 and December 31, 2024, loan exit fees receivable were recorded as follows:

(in millions)	June 30, 2025	December 31, 2024
Included within debt investment cost	$42.2	$39.2
Deferred receivable related to expired commitments	2.4	3.0
Total Exit Fees Receivable	$44.6	$42.2
5. Debt
As of June 30, 2025 and December 31, 2024, the Company had the following available and outstanding debt:

(in thousands)	June 30, 2025			December 31, 2024
	Total Available	Principal Outstanding	Carrying Value(1)	Total Available	Principal Outstanding	Carrying Value(1)
SBA Debentures(2)(4)	$350,000	$350,000	$340,422	$350,000	$279,000	$271,371
February 2025 Notes	—	—	—	50,000	50,000	49,981
June 2025 Notes	—	—	—	70,000	70,000	69,919
June 2025 3-Year Notes	—	—	—	50,000	50,000	49,926
March 2026 A Notes	50,000	50,000	49,937	50,000	50,000	49,889
March 2026 B Notes	50,000	50,000	49,931	50,000	50,000	49,880
September 2026 Notes	325,000	325,000	323,812	325,000	325,000	323,321
January 2027 Notes	350,000	350,000	347,930	350,000	350,000	347,265
2028 Convertible Notes	287,500	287,500	279,099	—	—	—
June 2030 Notes	350,000	350,000	341,827	—	—	—
2031 Asset-Backed Notes	111,585	111,585	111,150	119,475	119,475	118,769
2033 Notes	40,000	40,000	39,097	40,000	40,000	39,043
MUFG Bank Facility(2)	440,000	66,000	66,000	400,000	116,000	116,000
SMBC Facility(2)(3)(5)	475,000	115,135	114,961	475,000	283,790	283,591
Total	$2,829,085	$2,095,220	$2,064,166	$2,329,475	$1,783,265	$1,768,955
(1)Except for the SMBC Facility and MUFG Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the debt as of the balance sheet date.
(2)Availability subject to the Company meeting the borrowing base requirements.
(3)“Total Available” includes $175.0 million of available commitment through the letter of credit facility as of June 30, 2025 and December 31, 2024.
(4)As of June 30, 2025 and December 31, 2024, the total available debt under the SBA Debentures was $350.0 million, of which $175.0 million was available to HC IV and $175.0 million was available to SBIC V.
(5)In November 2024, the Company amended its SMBC Facility and converted a portion of the existing revolver facility into a term loan facility in connection therewith. As of June 30, 2025, the term loan portion of the SMBC Facility for total available, outstanding principal, and carrying value was $25.0 million, $25.0 million, and $24.8 million respectively. As of December 31, 2024, the term loan portion of the SMBC Facility for total available, outstanding principal, and carrying value was $25.0 million, $25.0 million, and $24.8 million, respectively.

Debt issuance costs, net of accumulated amortization, were as follows as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
SBA Debentures	$9,578	$7,629
February 2025 Notes	—	19
June 2025 Notes	—	81
June 2025 3-Year Notes	—	74
March 2026 A Notes	63	111
March 2026 B Notes	69	120
September 2026 Notes	1,188	1,679
January 2027 Notes	2,070	2,735
2028 Convertible Notes	8,401	—
June 2030 Notes	8,173	—
2031 Asset-Backed Notes	435	706
2033 Notes	903	957
MUFG Bank Facility(1)	4,069	1,770
SMBC Facility(1)(2)	2,620	2,693
Total	$37,569	$18,574
(1)The MUFG Bank Facility and SMBC Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.
(2)As part of the November 2024 amendment of the SMBC Facility, the existing revolver facility was split into a revolver facility and a term loan facility. As of June 30, 2025, the debt issuance costs, net of accumulated amortization of the revolver facility is $2.4 million and the term loan is $0.2 million. As of December 31, 2024, the debt issuance costs, net of accumulated amortization of the revolver facility is $2.5 million and the term loan is $0.2 million.
For the three and six months ended June 30, 2025, the components of interest expense, related fees, losses on debt extinguishment and cash paid for interest expense for debt were as follows:

(in thousands)	Three Months Ended June 30, 2025					Six Months Ended June 30, 2025
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$2,926	$263	$—	$3,189	$—	$5,425	$490	$—	$5,915	$3,971
February 2025 Notes	—	—	—	—	—	202	19	—	221	1,070
June 2025 Notes	520	41	—	561	1,508	1,274	81	—	1,355	1,508
June 2025 3-Year Notes	683	35	—	718	1,500	1,433	74	—	1,507	1,500
March 2026 A Notes	563	24	—	587	—	1,125	48	—	1,173	1,125
March 2026 B Notes	569	26	—	595	—	1,137	52	—	1,189	1,138
September 2026 Notes	2,174	204	—	2,378	—	4,349	407	—	4,756	4,266
January 2027 Notes	3,078	206	—	3,284	—	6,157	413	—	6,570	5,906
2028 Convertible Notes	3,725	351	—	4,076	—	4,552	428	—	4,980	—
June 2030 Notes	907	37	—	944	—	907	37	—	944	—
2031 Asset-Backed Notes(2)	1,471	80	—	1,551	1,441	2,963	160	—	3,123	2,898
2033 Notes	625	27	—	652	625	1,250	54	—	1,304	1,250
MUFG Bank Facility	1,975	382	639	2,996	2,330	4,545	824	1,199	6,568	4,509
SMBC Facility	3,714	203	229	4,146	4,024	7,309	411	448	8,168	7,867
Total	$22,930	$1,879	$868	$25,677	$11,428	$42,628	$3,498	$1,647	$47,773	$37,008
(1)Interest expense includes amortization of OID for the three months ended June 30, 2025, of $42 thousand, $126 thousand, $311 thousand, $32 thousand, and $37 thousand related to the September 2026 Notes, January 2027 Notes, 2028 Convertible Notes, June 2030 Notes, and 2031 Asset-Backed Notes, respectively. Interest expense includes amortization of OID for the six months ended June 30, 2025, of $83 thousand, $251 thousand, $379 thousand, $32 thousand, and $75 thousand related to the September 2026 Notes, January 2027 Notes, 2028 Convertible Notes, June 2030 Notes, and 2031 Asset-Backed Notes, respectively.
(2)During the three and six months ended June 30, 2025, we have recognized $21 thousand and $36 thousand, respectively, of loss on debt extinguishment for 2031 Asset-Backed Notes.

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
(1)Interest expense includes amortization of OID for the three months ended June 30, 2024 of $41 thousand, $125 thousand, and $47 thousand related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively. Interest expense includes amortization of OID for the six months ended June 30, 2024 of $83 thousand, $251 thousand, and $94 thousand related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.
The overall weighted average interest cost, cost of debt and debt outstanding for the Company for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Weighted average interest cost	4.4%	4.4%	4.3%	4.3%
Weighted average cost of debt(1)	5.0%	5.0%	4.9%	5.0%
Weighted average debt outstanding	$2,045,905	$1,716,077	$1,931,719	$1,675,984
(1)Cost of debt includes interest and fees.

As of June 30, 2025 and December 31, 2024, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company's debt.

SBA Debentures
The Company held the following SBA debentures outstanding principal balances as of June 30, 2025 and December 31, 2024:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	June 30, 2025	December 31, 2024
March 26, 2021	September 1, 2031	1.58%	$37,500	$37,500
June 25, 2021	September 1, 2031	1.58%	16,200	16,200
July 28, 2021	September 1, 2031	1.58%	5,400	5,400
August 20, 2021	September 1, 2031	1.58%	5,400	5,400
October 21, 2021	March 1, 2032	3.21%	14,000	14,000
November 1, 2021	March 1, 2032	3.21%	21,000	21,000
November 15, 2021	March 1, 2032	3.21%	5,200	5,200
November 30, 2021	March 1, 2032	3.21%	20,800	20,800
December 20, 2021	March 1, 2032	3.21%	10,000	10,000
December 23, 2021	March 1, 2032	3.21%	10,000	10,000
December 28, 2021	March 1, 2032	3.21%	5,000	5,000
January 14, 2022	March 1, 2032	3.21%	4,500	4,500
January 21, 2022	March 1, 2032	3.21%	20,000	20,000
November 8, 2024	March 1, 2035	5.09%	30,000	30,000
December 6, 2024	March 1, 2035	5.09%	33,600	33,600
December 12, 2024	March 1, 2035	5.09%	8,400	8,400
December 20, 2024	March 1, 2035	5.09%	32,000	32,000
February 5, 2025	March 1, 2035	5.09%	6,000	—
March 28, 2025(2)	September 1, 2035	4.89%	10,000	—
April 25, 2025(2)	September 1, 2035	4.91%	15,000	—
May 9, 2025(2)	September 1, 2035	4.94%	5,000	—
June 5, 2025(2)	September 1, 2035	4.98%	17,000	—
June 12, 2025(2)	September 1, 2035	4.98%	3,000	—
June 25, 2025(2)	September 1, 2035	5.00%	15,000	—
Total SBA Debentures			$350,000	$279,000
(1)Interest rates are determined initially at issuance and reset to a fixed rate at the debentures pooling date. The rates are inclusive of annual SBA charges.
(2)As of June 30, 2025, $65.0 million of drawn SBA Debentures are scheduled to be pooled on September 25, 2025. The interest rate disclosed is the current effective interim interest rate.
SBICs are subject to a variety of regulations and oversight by the SBA concerning the size and nature of the companies in which they may invest as well as the structures of those investments. The SBA as part of its oversight periodically examines and audits to determine SBICs' compliance with SBA regulations.
HC IV and SBIC V each received their licenses to operate as an SBIC on October 27, 2020 and July 9, 2024, respectively, and each license has a 10 year term. Each license provides the Company access to up to $175.0 million of capital through the SBA debenture program, subject to maintaining certain capital commitments. HC IV and SBIC V have each issued the entire $175.0 million in SBIC guaranteed debentures. SBA debentures bear fixed interest based on the treasury rate plus a spread applicable for the period the debentures are drawn. As of the latest debenture pooling date in March 2025, SBA debentures were issued with an interest rate of approximately 5.09%. The actual rates may vary depending on the timing of drawdown and pooling period.

The Company's SBICs were in compliance with all SBIC terms, including those pertaining to the SBA Debentures as of June 30, 2025 and December 31, 2024. The following table summarizes information related to our SBICs as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
Description	HC IV	SBIC V	HC IV	SBIC V
Number of investments held	41	23	33	11
Fair value of investments (in millions)	$411.9	$267.3	$377.7	$155.6
Percentage of fair value of investments based on the Company's total investment portfolio	9.9%	6.4%	10.3%	4.3%
Tangible assets (in millions)	$416.5	$269.8	$382.9	$157.8
Percentage of tangible assets based on the Company's total assets	9.7%	6.3%	10.0%	4.1%
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
June 2025 Notes
On June 3, 2020, the Company issued $70.0 million in aggregate principal amount of 4.310% interest-bearing unsecured notes due June 3, 2025 (the “June 2025 Notes”), unless repurchased in accordance with their terms, to qualified institutional investors in a private placement notes offering. Interest on the June 2025 Notes was due semiannually. The June 2025 Notes were the general unsecured obligations of the Company that ranked pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. On June 3, 2025, the Company fully repaid the aggregate outstanding $70.0 million principal and $1.5 million of accrued interest pursuant to the terms of the June 2025 Notes.
June 2025 3-Year Notes
On June 23, 2022, the Company issued $50.0 million in aggregate principal amount of 6.000% interest-bearing unsecured notes due June 23, 2025 (the “June 2025 3-Year Notes”), unless repurchased in accordance with their terms, to qualified institutional investors in a private placement notes offering. Interest on the June 2025 3-Year Notes was due semiannually. The June 2025 3-Year Notes were the general unsecured obligations of the Company that ranked pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. On June 23, 2025, the Company fully repaid the aggregate outstanding $50.0 million principal and $1.5 million of accrued interest pursuant to the terms of the June 2025 3-Year Notes.
March 2026 A Notes
On November 4, 2020, the Company issued $50.0 million in aggregate principal amount of 4.500% interest-bearing unsecured notes due March 4, 2026 (the “March 2026 A Notes”), unless repurchased in accordance with their terms, to qualified institutional investors in a private placement notes offering. Interest on the March 2026 A Notes is due semiannually. The March 2026 A Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The March 2026 A Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option plus a "make whole" premium, if applicable.

March 2026 B Notes
On March 4, 2021, the Company issued $50.0 million in aggregate principal amount of 4.550% interest-bearing unsecured notes due March 4, 2026 (the “March 2026 B Notes”), unless repurchased in accordance with their terms, to qualified institutional investors in a private placement pursuant note offering. Interest on the March 2026 B Notes is due semiannually. The March 2026 B Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The March 2026 B Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option plus a "make whole" premium, if applicable.
September 2026 Notes
On September 16, 2021, the Company issued $325.0 million in aggregate principal amount of 2.625% interest-bearing unsecured notes due September 16, 2026 (the “September 2026 Notes”), unless repurchased in accordance with the terms of the Seventh Supplemental Indenture, dated September 16, 2021 (the “Seventh Supplemental Indenture”). Interest on the September 2026 Notes is payable semiannually in arrears on March 16 and September 16 of each year. The September 2026 Notes are general unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company may redeem some or all of the September 2026 Notes at any time, or from time to time, at the redemption price set forth under the terms of the Seventh Supplemental Indenture.
January 2027 Notes
On January 20, 2022, the Company issued $350.0 million in aggregate principal amount of 3.375% interest-bearing unsecured notes due January 20, 2027 (the “January 2027 Notes”), unless repurchased in accordance with the terms of the Eight Supplemental Indenture, dated January 20, 2022 (the “Eighth Supplemental Indenture”). Interest on the January 2027 Notes is payable semiannually in arrears on January 20 and July 20 of each year. The January 2027 Notes are general unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company may redeem some or all of the January 2027 Notes at any time, or from time to time, at the redemption price set forth under the terms of the Eighth Supplemental Indenture.
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
Prior to the close of business on the business day immediately preceding March 1, 2028, holders may convert their 2028 Convertible Notes only under certain circumstances set forth in the 2028 Convertible Notes Indenture, dated March 10, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee. On or after March 1, 2028 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2028 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock, subject to an irrevocable settlement method election that may be made by the Company. The conversion rate is initially 46.5631 shares of common stock per $1,000 principal amount of 2028 Convertible Notes (equivalent to an initial conversion price of $21.48 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2028 Convertible Notes in connection with such a corporate event in certain circumstances. As of June 30, 2025, the conversion rate was 46.5631 shares of common stock per $1,000 principal amount of 2028 Convertible Notes or conversion price of $21.48 per share of common stock.
June 2030 Notes
On June 16, 2025, the Company issued $350.0 million in aggregate principal amount of 6.000% interest-bearing unsecured notes due June 16, 2030 (the “June 2030 Notes”), unless repurchased in accordance with the terms of the Ninth Supplemental Indenture, dated June 16, 2025 (the “Ninth Supplemental Indenture”). Interest on the June 2030 Notes is payable semiannually in arrears on June 16 and December 16 of each year, commencing December 16, 2025. The June 2030 Notes are general unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company may redeem some or all of the June

2030 Notes at any time, or from time to time, at the redemption price set forth under the terms of the Ninth Supplemental Indenture.
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
Under the terms of the 2031 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2031 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2031 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of June 30, 2025 and December 31, 2024, there was approximately $1.0 million and $3.3 million, respectively, of funds segregated as restricted cash related to the 2031 Asset-Backed Notes. The reinvestment period for 2031 Asset-Backed Notes ended on July 20, 2024, and as a result all principal payments received from portfolio companies will no longer be eligible for reinvestment and will be utilized to pay down the outstanding principal amount. During the three and six months ended June 30, 2025, the Company repaid $5.3 million and $7.9 million of principal, respectively, and accelerated recognition of $21 thousand and $36 thousand, respectively, of debt issuance costs associated with extinguishment of the debt. During the year ended December 31, 2024, the Company repaid $30.5 million of principal and accelerated recognition of $0.2 million of debt issuance costs associated with extinguishment of the debt. This is disclosed as “Loss on extinguishment of debt” in the Consolidated Statements of Operations.
2033 Notes
On September 24, 2018, the Company issued $40.0 million in aggregate principal amount of 6.250% interest-bearing unsecured notes due October 30, 2033 (the “2033 Notes”), unless repurchased in accordance with the terms of the Sixth Supplemental Indenture to the Base Indenture, dated September 24, 2018 (the “Sixth Supplemental Indenture”). Interest on the 2033 Notes is payable quarterly in arrears on January 30, April 30, July 30, and October 30 of each year. The 2033 Notes trade on the NYSE under the symbol “HCXY.” The 2033 Notes are general unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company may redeem some or all of the 2033 Notes at any time, or from time to time, at the redemption price set forth under the terms of the Sixth Supplemental Indenture after October 30, 2023.
Credit Facilities
As of June 30, 2025 and December 31, 2024, the Company has two available credit facilities, the MUFG Bank Facility and the SMBC Facility (together, the “Credit Facilities”). For the six months ended June 30, 2025 and the year ended December 31, 2024, the weighted average interest rate was 6.32% and 7.63%, respectively, and the average debt outstanding under the Credit Facilities was $375.1 million and $338.0 million, respectively.
MUFG Bank Facility
On June 10, 2025, the Company entered into a fourth amended credit facility agreement (the “Fourth Amendment”), which amends the agreement dated as of January 13, 2023. The Company, through a special purpose wholly owned subsidiary, Hercules Funding IV LLC (“Hercules Funding IV”), as borrower, entered into the credit facility (the “MUFG Bank Facility”) with MUFG Bank Ltd. as the arranger and administrative agent, and the lenders party to the MUFG Bank Facility from time to time.
The Fourth Amendment increased the lenders' commitments from $400.0 million to $440.0 million, which may be further increased via an accordion feature up to an aggregate $600.0 million, funded by existing or additional lenders and with the agreement of MUFG Bank and subject to other customary conditions. There can be no assurances that additional lenders will join the MUFG Bank Facility to increase available borrowings. The Fourth Amendment adjusted the interest rate per annum from SOFR plus 2.75% to SOFR plus an applicable margin adjustment which can range from 2.50% to 2.75% subject to certain conditions. The maturity date was amended from January 13, 2026, plus a twelve-month amortization period to June 10, 2029, unless sooner terminated in accordance with its terms. The MUFG Bank Facility is secured by all of the assets of Hercules Funding IV. The MUFG Bank Facility requires payment of a non-use fee at a rate based on average utilization rate during its term.

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
SMBC Facility
On November 26, 2024, the Company entered into a fifth amendment (the “Fifth Amendment”) to its revolving credit agreement, which amends the revolving credit agreement, dated as of November 9, 2021, with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”), as administrative agent, and the lenders and issuing banks to the SMBC Facility. As of June 30, 2025, the SMBC Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies of up to $300.0 million, from which the Company may access subject to certain conditions. The SMBC Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $500.0 million, funded by existing or additional lenders and with the agreement of SMBC Bank and subject to other customary conditions. Availability under the revolving SMBC Facility will terminate on November 24, 2028, and the outstanding loans under the SMBC Facility will mature on November 26, 2029. Borrowings under the SMBC Facility are subject to compliance with a borrowing base and an aggregate portfolio balance. The Company’s obligations under the SMBC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and the subsidiary guarantors thereunder.
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

Taxable income and taxable net realized gains (losses) for the three and six months ended June 30, 2025 and 2024 appears as follows:

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Taxable income	$71.5	$75.9	$144.7	$154.2
Taxable income per share	$0.41	$0.47	$0.84	$0.97
Taxable net realized gains (losses)	$(39.2)	$3.5	$(35.7)	$9.4
Taxable net realized gains (losses) per share	$(0.23)	$0.02	$(0.21)	$0.06
Weighted average shares outstanding	176.8	160.7	173.2	159.1
The aggregate gross unrealized appreciation (depreciation) of the Company’s investment over cost for U.S. federal income tax purposes appears as follows:

(in millions)	June 30, 2025	December 31, 2024
Aggregate gross unrealized appreciation	$112.0	$108.4
Aggregate gross unrealized depreciation	128.0	156.5
Net unrealized appreciation (depreciation) over cost for U.S. federal income tax purposes	(16.0)	(48.1)
Aggregate cost of securities for U.S. federal income tax purposes (in billions)	4.2	3.7
For the three and six months ended June 30, 2025, the Company paid approximately $0.3 million and $6.3 million, respectively, of income tax, including excise tax, and had $2.5 million of accrued, but unpaid tax expense as of June 30, 2025. For the three and six months ended June 30, 2024, the Company paid approximately $0.3 million and $5.2 million, respectively, of income tax, including excise tax, and had $3.4 million of accrued, but unpaid tax expense as of June 30, 2024.
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
7. Stockholders’ Equity and Distributions
The Company has issued and outstanding 181,729 thousand and 170,575 thousand shares of common stock as of June 30, 2025 and December 31, 2024, respectively. The Company currently sell shares through its equity distribution agreements (the “2024 Equity Distribution Agreements”) with Citizens JMP Securities LLC and Jefferies LLC (the “Sales Agents”) entered into on December 12, 2024. The 2024 Equity Distribution Agreements provide that the Company may offer and sell up to 30.0 million shares of its common stock from time to time through the Sales Agents. Sales of the Company's common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. The 2024 Equity Distribution Agreements replaced the ATM equity distribution agreements between the Company and the Sales Agents executed on May 5, 2023.

The Company issued and sold the following shares of common stock during the six months ended June 30, 2025 and 2024:

(in millions, except per share data)
Six Months Ended June 30,	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Price/Share
2025	10.4	$191.0	$2.1	$188.9	$18.24
2024	3.7	$67.3	$0.9	$66.4	$17.83
The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of June 30, 2025, approximately 19.6 million shares remain available for issuance and sale under the 2024 Equity Distribution Agreements.
The Company currently pays quarterly distributions to its stockholders. The following table summarizes the Company’s distributions declared during the six months ended June 30, 2025 and year ended December 31, 2024:

(in thousands, except per share data)
Distribution Type	Declared Date	Record Date	Payment Date	Per Share Amount	Total Amount
Base	February 8, 2024	February 28, 2024	March 6, 2024	$0.40	$63,359
Supplemental	February 8, 2024	February 28, 2024	March 6, 2024	0.08	12,672
Base	April 25, 2024	May 14, 2024	May 21, 2024	0.40	64,912
Supplemental	April 25, 2024	May 14, 2024	May 21, 2024	0.08	12,982
Base	July 25, 2024	August 13, 2024	August 20, 2024	0.40	64,953
Supplemental	July 25, 2024	August 13, 2024	August 20, 2024	0.08	12,990
Base	October 24, 2024	November 13, 2024	November 20, 2024	0.40	66,980
Supplemental	October 24, 2024	November 13, 2024	November 20, 2024	0.08	13,396
Total distributions declared during the year ended December 31, 2024				$1.92	$312,244
Base	February 6, 2025	February 26, 2025	March 5, 2025	$0.40	$69,263
Supplemental	February 6, 2025	February 26, 2025	March 5, 2025	0.07	12,121
Base	April 23, 2025	May 13, 2025	May 20, 2025	0.40	70,709
Supplemental	April 23, 2025	May 13, 2025	May 20, 2025	0.07	12,374
Total distributions declared during the six months ended June 30, 2025				$0.94	$164,467
During the six months ended June 30, 2025, for income tax purposes, the distributions paid of $0.94 per share were comprised of ordinary income. As of June 30, 2025, the Company estimates that it has generated undistributed taxable earnings “spillover” of $0.74 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements.
The Company has a distribution reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend record date. During the six months ended June 30, 2025 and 2024, the Company issued 264,860 and 205,697 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan.
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
The Company has granted equity-based awards that have service and performance conditions. Certain of the Company’s equity-based awards are classified as liability awards in accordance with ASC Topic 718, Compensation – Stock Compensation. All of the Company’s equity-based awards require future service, and are expensed over the relevant service period. The Company does not estimate forfeitures, and reverses all unvested costs associated with equity-awards in the period they are forfeited. For the three months ended June 30, 2025 and 2024, the Company recognized $3.7 million and $3.3 million of stock-based compensation expense in the Consolidated Statements of Operations, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized $7.3 million and $6.5 million of stock-based compensation expense in the Consolidated Statements of Operations, respectively. As of June 30, 2025 and June 30, 2024, approximately $26.5 million and $23.2 million of total unrecognized compensation costs expected to be recognized over the next 2.5 and 2.4 years, respectively.
Service Vesting Awards
The Company grants equity-based awards which have service conditions, which generally begin to vest one-third after one year after the date of grant and ratably over the succeeding two years in accordance with the individual award terms. Certain awards have service conditions of longer duration and may begin to vest up to seven years after the date of grant. These equity-based awards which vest upon achievement of service conditions are collectively referred to as the “Service Vesting Awards”. The grant date fair value of Service Vesting Awards granted during the six months ended June 30, 2025 and 2024, were approximately $15.9 million, and $14.5 million, respectively.
The Company has granted restricted stock equity awards in the form of restricted stock awards and restricted stock units. The Company determines the grant date fair values of restricted stock equity awards using the grant date stock close price. The activities for the Company's unvested restricted stock equity awards for each of the six months ended June 30, 2025 and 2024, are summarized below:

	Six Months Ended June 30,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested Shares Beginning of Period	2,060,432	$12.24	1,880,409	$14.52
Granted	795,401	$19.92	830,276	$17.46
Vested	(543,873)	$16.28	(558,008)	$14.33
Forfeited	(43,853)	$13.98	(23,990)	$15.42
Unvested Shares End of Period	2,268,107	$13.93	2,128,687	$12.84
In addition to the restricted stock equity-based awards, the Company has also issued stock options to certain employees. The fair value of options granted during the six months ended June 30, 2025 and 2024, was approximately $55 thousand and $39 thousand, respectively. During the six months ended June 30, 2025 and 2024, approximately $64 thousand, and $63 thousand of share-based cost due to stock option grants was expensed, respectively.
Liability Classified Awards
The Company has granted equity-based awards which are subject to both service and performance conditions. These awards are settled either in cash or a fixed dollar value of shares, subject to the terms of each individual award, and therefore classified as liability awards (the “Liability Awards”). As of June 30, 2025, all Liability Awards have vested and have been settled. Generally, if the performance conditions of these types of awards are not met, the total compensation expense related to the Liability Awards may be less than the maximum granted value of the awards. The Company records Liability Awards as deferred compensation within Accounts Payable and Accrued Liabilities included on the Consolidated Statements of Assets and Liabilities.
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

During the six months ended June 30, 2025, no compensation expense related to the Liability Awards was recognized in the Consolidated Statements of Operations. As of June 30, 2025, no amounts remain outstanding. During the six months ended June 30, 2025, no Liability Awards vested.
During the six months ended June 30, 2024, approximately $0.5 million of compensation expense related to the Liability Awards was recognized in the Consolidated Statements of Operations. As of June 30, 2024, no amounts remain outstanding. During the six months ended June 30, 2024, $3.1 million Liability Awards were vested.
9. Earnings Per Share
Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net increase (decrease) in net assets resulting from operations	$78,887	$41,852	$129,224	$132,816
Less: Total distributions declared	(83,083)	(77,894)	(164,467)	(153,925)
Total Earnings (loss), net of total distributions	(4,196)	(36,042)	(35,243)	(21,109)

Earnings (loss), net of distributions attributable to common shares	(4,196)	(36,042)	(35,244)	(21,110)
Add: Distributions declared attributable to common shares	82,381	77,157	162,997	152,387
Numerator for basic change in net assets per common share	78,185	41,115	127,753	131,277
Add: Income impact of assumed conversion of 2028 Convertible Notes	4,076	—	4,980	—
Numerator for diluted change in net assets per common share	$82,261	$41,115	$132,733	$131,277

Denominator
Basic weighted average common shares outstanding	176,809	160,748	173,231	159,096
Incremental shares from assumed conversion of 2028 Convertible Notes	13,387	—	8,329	—
Common shares issuable	581	561	599	518
Weighted average common shares outstanding assuming dilution	190,777	161,309	182,159	159,614

Change in net assets per common share:
Basic	$0.44	$0.26	$0.74	$0.83
Diluted	$0.43	$0.25	$0.73	$0.82
In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.
The issuance of the 2028 Convertible Notes is considered part of the if-converted method for calculation of diluted earnings per share. In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and six months ended June 30, 2025, there was no anti-dilution when applying the if-converted method for the 2028 Convertible Notes.
The calculation of change in net assets resulting from operations per common share assuming dilution, excludes all anti-dilutive shares. For the three and six months ended June 30, 2025 and 2024, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-dilutive Securities	2025	2024	2025	2024
Unvested common stock options	148	798	1,061	1,401
Unvested restricted stock awards	3,260	147	1,642	521
As of June 30, 2025 and December 31, 2024, the Company was authorized to issue 300.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

10. Financial Highlights
Following is a schedule of financial highlights for the six months ended June 30, 2025 and 2024:

(in thousands, except per share data and ratios)	Six Months Ended June 30,
	2025	2024
Per share data: (1)
Net asset value at beginning of period	$11.66	$11.43
Net investment income	0.96	1.02
Net realized gain (loss)	(0.34)	0.01
Net unrealized appreciation (depreciation)	0.13	(0.20)
Total from investment operations	0.75	0.83
Net increase (decrease) in net assets from capital share transactions(1)	0.33	0.10
Distributions of net investment income(6)	(0.95)	(0.97)
Stock-based compensation expense included in net investment income and other movements(2)	0.05	0.04
Net asset value at end of period	$11.84	$11.43

Ratios and supplemental data:
Per share market value at end of period	$18.28	$20.45
Total return(3)	(4.38%)	28.84%
Shares outstanding at end of period	181,729	162,428
Weighted average number of common shares outstanding	173,231	159,096
Net assets at end of period	$2,151,075	$1,856,545
Ratio of total expense to average net assets(4)	8.87%	9.21%
Ratio of net investment income before investment gains and losses to average net assets(4)	16.24%	17.49%
Portfolio turnover rate(5)	12.48%	13.73%
Weighted average debt outstanding	$1,931,719	$1,675,984
Weighted average debt per common share	$11.15	$10.53
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
(3)The total return for the six months ended June 30, 2025 and 2024 equals to the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.
(4)The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)The portfolio turnover rate for the six months ended June 30, 2025 and 2024 equals to the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
(6)Includes distributions on unvested restricted stock awards.
11. Commitments and Contingencies
The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. As of June 30, 2025, a portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones.
As of June 30, 2025 and December 31, 2024, the Company had approximately $471.5 million and $448.5 million, respectively, of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The amounts disclosed exclude unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) related to the portion of portfolio company investments assigned to or directly committed by the Adviser Funds as described in “Note -12 Related Party Transactions”. The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations embedded in the borrowing agreements.
As of June 30, 2025 and December 31, 2024, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	June 30, 2025	December 31, 2024
Debt Investments:
Earnix, Inc.	$41,250	$41,250
Harness, Inc.	40,425	11,550
Arcus Biosciences, Inc.	37,500	37,500
Thumbtack, Inc.	30,000	30,000
ChenMed, LLC	25,000	—
Disc Medicine, Inc.	22,500	22,500
Saronic Technologies, Inc.	21,250	—
Pindrop Security, Inc.	19,375	19,375
GoEuro Travel GmbH	18,750	26,250
Akero Therapeutics, Inc.	17,500	15,000
Coronet Cyber Security Ltd.	17,000	17,000
Locus Robotics Corp.	16,250	16,250
Aryaka Networks, Inc.	12,500	12,500
Weee! Inc.	12,500	—
Alector, Inc.	10,500	10,500
iSpot.tv, Inc.	9,750	—
Marathon Health, LLC	9,620	24,250
DocPlanner	9,538	—
CoreView USA, Inc.	9,000	10,000
Heron Therapeutics, Inc.	8,000	8,000
PayIt, LLC	8,000	8,000
ZeroEyes, Inc.	6,000	—
Distributed Creation Inc.	5,000	—
Smartsheet Inc.	4,840	—
Ennoble Care LLC	4,500	—
AlphaSense, Inc.	4,000	4,000
WellBe Senior Medical, LLC	4,000	12,000
Saama Technologies, LLC	3,875	3,875
Allvue Systems, LLC	3,590	3,590
LogRhythm, Inc.	3,143	3,143
Loftware, Inc.	2,846	2,277
Zappi, Inc.	2,571	2,571
Carbyne, Inc.	2,550	—
New Relic, Inc.	2,176	2,176
Streamline Healthcare Solutions	2,100	2,200
Babel Street	2,091	4,367
Kaseware, Inc.	2,000	—
Sumo Logic, Inc.	2,000	2,000
Altumint, Inc.	1,500	—
TaxCalc	1,477	1,166
Behavox Limited	1,400	—
LogicSource	1,209	1,209
Zimperium, Inc.	1,087	196

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	June 30, 2025	December 31, 2024
Debt Investments:
LinenMaster, LLC	$1,000	$1,000
Dispatch Technologies, Inc.	937	563
Alchemer LLC	890	—
Main Street Rural, Inc.	874	874
Fortified Health Security	840	840
Ushur, Inc.	800	—
DroneDeploy, Inc.	625	625
Annex Cloud	600	—
Omeda Holdings, LLC	497	731
ShadowDragon, LLC	333	333
NorthSea Therapeutics	100	—
Armis, Inc.	—	25,000
Dragos, Inc.	—	13,000
Strive Health Holdings, LLC	—	8,299
Suzy, Inc.	—	8,000
Viridian Therapeutics, Inc.	—	8,000
Curana Health Holdings, LLC	—	7,500
ATAI Life Sciences N.V.	—	7,000
Dashlane, Inc.	—	5,000
Ceros, Inc.	—	1,707
3GTMS, LLC	—	886
Flight Schedule Pro, LLC	—	646
Total Unfunded Debt Commitments:	467,659	444,699

Investment Funds & Vehicles:(2)
Forbion Growth Opportunities Fund I C.V.	1,757	1,757
Forbion Growth Opportunities Fund II C.V.	2,072	2,072
Total Unfunded Commitments in Investment Funds & Vehicles:	3,829	3,829

Total Unfunded Commitments	$471,488	$448,528
(1)For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. These amounts also exclude $129.7 million and $139.7 million of unfunded commitments as of June 30, 2025 and December 31, 2024, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds as described in “Note 12 - Related Party Transactions”.
(2)For investment funds and vehicles, the amount represents uncalled capital commitments in private equity funds.

The following table provides additional information on the Company’s unencumbered unfunded commitments regarding milestones, expirations and type:

(in thousands) Unfunded Commitments
	June 30, 2025	December 31, 2024
Expiring during:
2025	$108,849	$251,941
2026	258,777	147,840
2027	32,095	10,553
2028	5,673	6,040
2029	24,149	24,149
2030	33,276	4,176
2031	4,840	—
Total Unfunded Debt Commitments	467,659	444,699

Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	1,757	1,757
2032	2,072	2,072
Total Unfunded Commitments in Investment Funds & Vehicles	3,829	3,829
Total Unfunded Commitments	$471,488	$448,528
The following tables provide the Company’s contractual obligations as of June 30, 2025 and December 31, 2024:

As of June 30, 2025:	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt(2)(3)	$2,095,220	$100,000	$675,000	$818,635	$501,585
Lease and License Obligations(4)	22,049	3,280	6,056	5,647	7,066
Total	$2,117,269	$103,280	$681,056	$824,282	$508,651

As of December 31, 2024:	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt(5)(3)	$1,783,265	$170,000	$891,000	$283,790	$438,475
Lease and License Obligations(4)	23,976	3,246	6,640	5,589	8,501
Total	$1,807,241	$173,246	$897,640	$289,379	$446,976
(1)Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in investment funds.
(2)Includes $350.0 million in principal outstanding under the SBA Debentures, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $350.0 million of the June 2030 Notes, $111.6 million of the 2031 Asset-Backed Notes, $40.0 million of the 2033 Notes, $325.0 million of the September 2026 Notes, $350.0 million of the January 2027 Notes and $287.5 million of the 2028 Convertible Notes as of June 30, 2025. There was also $115.1 million outstanding under the SMBC Facility and $66.0 million outstanding under the MUFG Bank Facility as of June 30, 2025.
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
Certain premises are leased or licensed under agreements which expire at various dates through July 2034. During the three months ended June 30, 2025 and 2024, total rent expense, including short-term leases, amounted to approximately $0.9 million and $0.9 million in each period, respectively. During the six months ended June 30, 2025 and 2024, total rent expense, including short-term leases, amounted to approximately $1.7 million and $1.9 million in each period, respectively. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s incremental weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following tables set forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases for the three and six months ended June 30, 2025 and 2024:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total operating lease cost	$774	$796	$1,548	$1,329
Cash paid for amounts included in the measurement of lease liabilities	$1,291	$775	$1,886	$897

	As of June 30, 2025	As of December 31, 2024
Weighted-average remaining lease term (in years)	7.44	7.81
Weighted-average discount rate	6.92%	6.85%
The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of June 30, 2025:

(in thousands)	As of June 30, 2025
2025	$1,202
2026	3,179
2027	3,452
2028	2,766
Thereafter	11,324
Total lease payments	21,923
Less: imputed interest & other items	(5,026)
Total operating lease liability	$16,897
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
12. Related Party Transactions
As disclosed in “Note 1 - Description of Business”, the Adviser Subsidiary is the Company's wholly owned registered investment adviser business, comprised of the collectively held and presented entities Hercules Adviser LLC, Hercules Capital Management, LLC, and Hercules Partner Holdings, LLC entities. The Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value. The Adviser Subsidiary has entered into investment management agreements with its privately offered Adviser Funds, and it receives management fees based on the assets under management of the Adviser Funds. In addition, the general partner interests (the “GP Interests”) held by Hercules Partner Holdings, LLC may receive incentive fees based on the performance of the Adviser Funds. Both the Adviser Subsidiary and Hercules Partner Holdings, LLC are owned by Hercules Capital Management LLC. The following table summarized the total income from the Adviser Subsidiary for the three and six months ended June 30, 2025 and 2024:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest Income	$—	$0.2	$—	$0.3
Dividend Income	2.1	1.6	4.0	3.2
Refer to “Note 4 – Investments” for additional information related to income, gains and losses recognized related to the Company’s investment.
The Company has a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, through which the Adviser Subsidiary has access to the Company's human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology). Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the three months ended June 30, 2025 and 2024, are net of expenses allocated to the Adviser Subsidiary of $3.4 million and $2.8 million, respectively. The Company’s total expenses for the six months ended June 30, 2025 and 2024, are net of expenses allocated to the Adviser Subsidiary of $6.7 million and $5.7 million, respectively. As of June 30,

2025 and December 31, 2024, there was approximately $1.2 million and less than $0.1 million receivable, respectively, from the Adviser Subsidiary.
In addition, the Company may from time-to-time make investments alongside the Adviser Funds or assign a portion of investments to the Adviser Funds in accordance with the Company’s allocation policy. The assigned investment activities for the six months ended June 30, 2025 and 2024, are summarized below:

(in millions)	Six Months Ended June 30,
	2025	2024
Investment commitments assigned to or directly committed by the Adviser Funds	$437.6	$337.4
Investment fundings assigned to, directly originated or funded by the Adviser Funds	275.8	230.1
Amounts received by the Company from the Adviser Funds relating to assigned investments	—	6.0
13. Subsequent Events
Dividend Distribution Declaration
On July 24, 2025, the Board declared a cash distribution of $0.40 per share to be paid on August 19, 2025 to stockholders of record as of August 12, 2025. In addition to the cash distribution, and as part of the supplemental cash distribution of $0.28 per share to be paid in four quarterly distributions of $0.07 per share, the Board declared a supplemental cash distribution of $0.07 per share to be paid on August 19, 2025 to stockholders of record as of August 12, 2025. Including the $0.07 per share supplemental cash distributions paid to stockholders of record as of March 5, 2025 and May 20, 2025, the Board has declared a total of $0.21 per share of the $0.28 per share of supplemental cash distribution declared on February 6, 2025.

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
Since inception through June 30, 2025, we have originated more than $23.0 billion in commitments in over 690 companies. We, through the Adviser Subsidiary, may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we, through the Adviser Subsidiary may earn management or other fees for our services. As of June 30, 2025, we, including through our Adviser Subsidiary, actively manage more than $5.3 billion of assets.
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
Portfolio and Investment Activity
The total fair value of our investment portfolio as of June 30, 2025 and December 31, 2024 was as follows:

(in millions)	Fair Value
	June 30, 2025	December 31, 2024
Debt	$3,978.7	$3,494.6
Equity	155.8	128.7
Warrants	35.5	30.5
Investment Funds & Vehicles	6.5	6.2
Total Investment Portfolio	$4,176.5	$3,660.0
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

Our portfolio activity for the six months ended June 30, 2025 and 2024 was comprised of the following:

(in millions)	June 30, 2025	June 30, 2024
Investment Commitments(1)
Investment Commitments Originated by Hercules Capital and the Adviser Funds	$2,019.8	$1,642.5
Less: Commitments assigned to or directly committed by the Adviser Funds	(437.6)	(337.4)
Net Total Investment Commitments	$1,582.2	$1,305.1

Gross Debt Commitments Originated by Hercules Capital and the Adviser Funds
New portfolio company	$1,762.7	$1,529.5
Existing portfolio company	248.8	105.0
Sub-total	2,011.5	1,634.5
Less: Debt commitments assigned to or directly committed by the Adviser Funds	(435.0)	(336.0)
Net Total Debt Commitments	$1,576.5	$1,298.5

Investment Fundings(2)
Gross Debt Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$871.5	$778.7
Existing portfolio company	368.4	279.8
Sub-total	1,239.9	1,058.5
Less: Debt fundings assigned to or directly funded by the Adviser Funds	(273.2)	(228.7)
Net Total Debt Fundings	$966.7	$829.8
Equity Investments and Investment Funds and Vehicles Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$—	$2.0
Existing portfolio company	8.3	6.2
Sub-total	$8.3	$8.2
Less: Equity fundings assigned to or directly funded by the Adviser Funds	(2.6)	(1.4)
Net Total Equity and Investment Funds and Vehicle Fundings	$5.7	$6.8

Total Unfunded Contractual Commitment(3)	$471.5	$479.5

Non-Binding Term Sheets
New portfolio company	$60.0	$28.1
Existing portfolio company	102.1	—
Total	$162.1	$28.1
(1)Includes restructured loans and renewals in addition to new commitments.
(2)Funded amounts include borrowings on revolving facilities.
(3)Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $129.7 million and $125.6 million of unfunded commitments as of June 30, 2025 and June 30, 2024, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds.
We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the six months ended June 30, 2025, we received approximately $414.4 million in aggregate principal repayments. Approximately $15.2 million of the aggregate principal repayments related to scheduled principal payments and approximately $399.2 million were early principal repayments related to 28 portfolio companies. Additionally, during the six months ended June 30, 2025, we received $47.5 million from the partial sale of two debt investments to external parties.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for the six months ended June 30, 2025 and 2024 was as follows:

(in millions)	June 30, 2025	June 30, 2024
Beginning Portfolio	$3,660.0	$3,248.0
New fundings and restructures	1,248.2	1,066.7
Fundings assigned to or directly funded by the Adviser Funds	(275.8)	(230.1)
Equity and warrants not related to current period fundings	0.7	0.6
Principal repayments received on investments	(15.3)	(22.5)
Early payoffs	(399.2)	(467.2)
Proceeds from the sale of debt investments	(47.5)	—
Proceeds from sale of equity and warrant investments	(0.9)	(19.1)
Accretion of loan discounts and paid-in-kind interest	49.0	42.8
Net acceleration of loan discounts and loan fees due to early payoffs or restructures	(6.8)	(3.4)
New loan fees	(11.3)	(9.0)
Gain (loss) on investments due to sales or write offs	(57.4)	3.3
Net change in unrealized appreciation (depreciation)	32.8	(41.5)
Ending Portfolio	$4,176.5	$3,568.6
Additionally, we may hold investments in debt, warrant, or equity positions of portfolio companies that have filed a registration statement with the SEC in contemplation of a potential initial public offering. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.
The following table presents certain additional selected information regarding our debt investment portfolio as of June 30, 2025 and June 30, 2024. This includes information on benchmark index rate floors which we have in place on all of our floating rate debt investments.

	June 30, 2025	June 30, 2024
Number of portfolio companies with debt outstanding	123	123
Percentage of debt bearing a floating rate	97.8%	97.4%
Percentage of debt bearing a fixed rate	2.2%	2.6%
Weighted average core yield on debt investments(1)(3)	12.5%	13.7%
Weighted average effective yield on debt investments(2)(3)	13.9%	14.7%
Prime rate at the end of the period	7.50%	8.50%
Percentage of Prime rate linked debt investments	81.1%	75.7%
Weighted average floor rate bearing a Prime rate	7.1%	6.5%
Percentage of SOFR, SONIA and BSBY rate linked debt investments	16.7%	21.6%
Weighted average floor rate bearing a SOFR, SONIA or BSBY rate	1.0%	1.0%
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
(3)The core and effective yields represent the weighted average yields for the three-month periods ended June 30, 2025 and 2024. Please refer to the “Portfolio Yield” section below for further discussion of these measures.
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
Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more resilient to U.S. and global economic cycles. This includes being partially insulated from declining interest rates as all of our floating rate debt investments, which represent 97.8% and 97.4% of our debt portfolio as of June 30, 2025 and

December 31, 2024, respectively, are subject to interest rate floors. While our portfolio is not immune to the impact of macroeconomic events, we believe we and our portfolio are well positioned to manage the current environment. Given the unpredictability and fluidity of the macroeconomic market, neither our management nor our Board is able to predict the full impact of the macroeconomic events on our business, future results of operations, financial position, or cash flows. For additional information, see “Part I - Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 13, 2025.
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
As of June 30, 2025, our debt investments generally have a term of between two and five years and typically bear interest at a rate ranging from approximately 7.5% to approximately 14.5%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.
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
Loan origination and commitment fees are generally received in full at the inception of a loan, are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. As of June 30, 2025 and December 31, 2024, unamortized capitalized fee income was recorded as follows:

(in millions)	June 30, 2025	December 31, 2024
Offset against debt investment cost	$39.7	$36.9
Deferred obligation contingent on funding or other milestone	9.9	9.1
Total Unamortized Fee Income	$49.6	$46.0
Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of June 30, 2025 and December 31, 2024, loan exit fees receivable were recorded as follows:

(in millions)	June 30, 2025	December 31, 2024
Included within debt investment cost	$42.2	$39.2
Deferred receivable related to expired commitments	2.4	3.0
Total Exit Fees Receivable	$44.6	$42.2
Additionally, we have debt investments in our portfolio that earn PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our status as a RIC, the non-cash PIK income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. During the three months ended June 30, 2025 and 2024, we recorded approximately $13.6 million and $15.3 million of PIK income, respectively. During the six months ended June 30, 2025 and 2024, we recorded approximately $27.1 million and $25.2 million of PIK income, respectively.
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

	Three Months Ended June 30,
	2025	2024
Total Yield	13.4%	14.1%
Effective Yield(1)	13.9%	14.7%
Core Yield (Non-GAAP)(1)	12.5%	13.7%
(1)Yield calculated using “Total investment income” excluding bank interest, dividend income, and investment income from other assets for the three months ended June 30, 2025 and 2024.
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

(in thousands)	Three Months Ended June 30,
	2025	2024
GAAP Basis: Total investment income	$137,459	$125,006
Less: fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events except income from expired commitments	(12,835)	(8,588)
Non-GAAP Basis: Core investment income	$124,624	$116,418
Less: bank interest income, dividend income, and other investment income from other assets	(3,191)	(3,151)
Core investment income from debt portfolio	$121,433	$113,267
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
Another financial measure that we monitor is the total return for our investors, which was approximately (4.4)% and 28.8% during the six months ended June 30, 2025 and 2024, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that may be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition
Our portfolio companies are primarily privately held companies which are active in sectors characterized by high margins, high growth rates, consolidation, and product and market extension opportunities and, to a lesser extent, public companies active in those sectors.
The following table presents the fair value of the Company’s portfolio by industry sector as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Software	$1,471,080	35.2%	$1,081,100	29.5%
Drug Discovery & Development	1,035,769	24.8%	1,080,390	29.5%
Healthcare Services, Other	755,202	18.1%	610,184	16.7%
Consumer & Business Services	375,233	9.0%	372,641	10.2%
All other industries(1)	539,202	12.9%	515,663	14.1%
Total	$4,176,486	100.0%	$3,659,978	100.0%
(1)See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of June 30, 2025, the fair value as a percentage of total portfolio does not exceed 5.0% for any individual industry sector other than “Software", “Drug Discovery & Development”, “Healthcare Services, Other”, and “Consumer & Business Services”.
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
For the six months ended June 30, 2025 and the year ended December 31, 2024, our ten largest portfolio companies represented approximately 28.6% and 31.6%, respectively, of the total fair value of our investments in portfolio companies, respectively. As of June 30, 2025 and December 31, 2024, we had six and six investments, respectively, that represented 5% or more of our net assets, respectively. As of June 30, 2025 and December 31, 2024, we had four and three equity investments, respectively, that represented 5% or more of the total fair value of our equity investments. These equity investments represented approximately 58.1% and 49.7% of the total fair value of our equity investments as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, approximately 97.8% and 97.4%, respectively, of the debt investment portfolio was priced at floating interest rates with a floor. Our interest rates use Prime, SOFR, or SONIA as benchmark index rates. Changes in these benchmark index rates may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.
Our investments in Structured Debt generally have detachable equity enhancement features in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of June 30, 2025, we held warrants in 100 portfolio companies, with a fair value of approximately $35.5 million. The fair value of our warrant portfolio increased by approximately $5.0 million, as compared to a fair value of $30.5 million as of December 31, 2024, primarily related to the increase in fair value of the portfolio companies.
Our existing warrant holdings would require us to invest approximately $62.1 million to exercise such warrants as of June 30, 2025. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 42.71x based on the historical rate of return on our investments. We may also experience losses from our warrant portfolio in the event that warrants are terminated or expire unexercised.

Portfolio Grading
We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of June 30, 2025 and December 31, 2024, respectively:

(in thousands)	June 30, 2025			December 31, 2024
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	19	$617,200	15.5%	19	$654,489	18.7%
2	58	1,886,315	47.4%	53	1,649,906	47.2%
3	41	1,380,973	34.7%	39	1,012,603	29.0%
4	5	94,207	2.4%	6	159,372	4.6%
5	0	—	0.0%	1	18,231	0.5%
	123	$3,978,695	100.0%	118	$3,494,601	100.0%
As of June 30, 2025 and December 31, 2024, our debt investments had a weighted average investment grading of 2.26 and 2.26 on a cost basis, respectively. Changes in a portfolio company's investment grading may be a result of changes in portfolio company's performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or is underperforming relative to its respective business plan. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company's investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event. The overall downgrade of the portfolio's weighted average investment grading is reflective of the impact of the current macroeconomic environment.
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
Performing and Non-accrual Investments
The following table shows the amortized cost of our performing and non-accrual investments as of June 30, 2025 and December 31, 2024:

(in millions)	June 30, 2025		December 31, 2024
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	$4,183	99.8%	$3,648	98.3%
Non-accrual	10	0.2%	61	1.7%
Total Investments	$4,193	100.0%	$3,709	100.0%
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

Results of Operations
Our condensed consolidated operating results for the three and six months ended June 30, 2025 and 2024, were as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total investment income	$137,459	$125,006	$256,970	$246,559
Total expenses	48,725	42,648	90,778	85,039
Net investment income	88,734	82,358	166,192	161,520
Net realized gain (loss):	(57,637)	(5,784)	(59,193)	2,384
Net change in unrealized appreciation (depreciation):	47,790	(34,722)	22,225	(31,088)
Net increase (decrease) in net assets resulting from operations	$78,887	$41,852	$129,224	$132,816

Net investment income before gains and losses per common share:
Basic	$0.50	$0.51	$0.95	$1.01

Change in net assets resulting from operations per common share:
Basic	$0.44	$0.26	$0.74	$0.83
Diluted	$0.43	$0.25	$0.73	$0.82
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
Investment Income
Total investment income for the three and six months ended June 30, 2025 was approximately $137.5 million and $257.0 million, respectively as compared to approximately $125.0 million and $246.6 million, respectively for the three and six months ended June 30, 2024. Investment income is primarily composed of interest income earned on our debt investments, fee income from commitments, facilities, and other loan related fees and dividend income.
Interest and Dividend Income
The following table summarizes the components of interest and dividend income for the three and six months ended June 30, 2025 and 2024:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest income	$95,421	$87,439	$183,238	$178,153
Exit fee interest income	14,790	10,592	25,018	22,472
PIK interest income	13,635	15,267	27,108	25,164
Dividend income	2,100	2,100	4,500	3,700
Other investment income(1)	3,625	2,131	5,279	3,819
Total interest and dividend income	$129,571	$117,529	$245,143	$233,308
(1)Other investment income includes OID interest income and interest recorded on other assets.
Interest and dividend income for the three and six months ended June 30, 2025 totaled approximately $129.6 million and $245.2 million, respectively as compared to approximately $117.5 million and $233.3 million, respectively for the three and six months ended June 30, 2024. The increase in interest income for the three and six months ended June 30, 2025 as compared to the period ended June 30, 2024 is primarily attributable to an increase in the weighted average principal outstanding, partially offset by lower core yield. The increase in dividend income for the six months ended June 30, 2025 as compared to the period ended June 30, 2024 is primarily attributable to an increase in dividend income distributions from the Adviser Subsidiary.

Interest income is comprised of recurring interest income from the contractual servicing of loans and non-recurring interest income that is related to the acceleration of income due to early loan repayments and other one-time events during the period.
The following table summarizes recurring and non-recurring interest income and dividend income for the three and six months ended June 30, 2025 and 2024:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Recurring interest income	$119,055	$111,385	$229,160	$220,911
Non-recurring interest income	8,416	4,044	11,483	8,697
Dividend income	2,100	2,100	4,500	3,700
Total interest and dividend income	$129,571	$117,529	$245,143	$233,308
A portion of interest income is earned in the form of PIK interest. The following table shows the PIK-related activity for the six months ended June 30, 2025 and 2024, at cost:

(in thousands)	Six Months Ended June 30,
	2025	2024
Beginning PIK interest receivable balance	$67,656	$38,030
PIK interest income during the period	27,108	25,164
PIK capitalized as principal or converted to equity or other assets	(4,035)	355
Payments received from PIK loans	(2,376)	(7,989)
Realized gain (loss)	(4,232)	—
Ending PIK interest receivable balance	$84,121	$55,560
The increase in PIK interest income during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is due to an increase in the weighted average principal outstanding for debt investments which earn PIK interest. Payments on PIK loans are normally received only in the event of payoffs. The PIK receivable for June 30, 2025 and June 30, 2024 was approximately 2% and 2% of total debt investments, respectively.
Fee Income
Fee income is comprised of recurring fee income from commitment, facility, and loan related fees, fee income due to expired commitments, and acceleration of fee income due to early loan repayments during the period. The following table summarizes the components of fee income for the three and six months ended June 30, 2025 and 2024:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Recurring fee income	$2,754	$2,203	$5,434	$4,658
Fee income - expired commitments	715	730	1,032	1,377
Accelerated fee income - early repayments	4,419	4,544	5,361	7,216
Total fee income	$7,888	$7,477	$11,827	$13,251
The fee income for the three and six months ended June 30, 2025 totaled approximately $7.9 million and $11.8 million, respectively as compared to approximately $7.5 million and $13.3 million, respectively for the three and six months ended June 30, 2024. The increase in fee income for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 is primarily due to higher weighted average principal outstanding. The decrease in fee income for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is primarily due to lower acceleration of fee income from early repayments and lower fee income from expired commitments. This is partially offset by higher weighted average principal outstanding.
Operating Expenses
Our operating expenses are comprised of interest and fees on our debt borrowings, general and administrative expenses, taxes, and employee compensation and benefits. During the three and six months ended June 30, 2025 and 2024, our net operating expenses totaled approximately $48.7 million and $42.6 million, respectively, for the three-month periods, and approximately $90.8 million and $85.0 million, respectively, for the six-month periods.
Interest and Fees on our Debt
Interest and fees on our debt totaled approximately $25.7 million and $21.5 million for the three months ended June 30, 2025 and 2024, respectively and approximately $47.8 million and $41.5 million for the six months ended June 30,

2025 and 2024, respectively. Interest and fee expense during the three and six months period ended June 30, 2025 as compared to the three and six months ended June 30, 2024, increased due to higher weighted average debt outstanding.
Our weighted average cost of debt was approximately 5.0% and 5.0% for the three months ended June 30, 2025 and 2024, respectively and 4.9% and 5.0%, for the six months ended June 30, 2025 and 2024, respectively. The weighted average cost of debt includes interest and fees on our debt, but excludes the impact of fee accelerations due to the extinguishment of debt, as applicable.
General and Administrative Expenses and Tax Expenses
General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments, and various other expenses. Our general and administrative expenses increased to $5.1 million from $4.4 million for the three months ended June 30, 2025 and 2024, respectively, and increased to $9.9 million from $9.5 million for the six months ended June 30, 2025 and 2024, respectively. The increase in general and administrative expenses for the three and six months ended June 30, 2025 is primarily attributable to an increase in costs of legal fees, recruiting, and other business expenses. Tax expenses were $1.1 million and $1.8 million during the three months ended June 30, 2025 and 2024, respectively, and $2.0 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively. Our tax expenses primarily relate to excise tax accruals.
Employee Compensation
Employee compensation and benefits totaled approximately $16.7 million and $30.6 million, for the three and six months ended June 30, 2025, respectively, as compared to approximately $14.4 million and $30.8 million, respectively, for the three and six months ended June 30, 2024. The movement between the three and six months ended June 30, 2025 and 2024 was primarily due to fluctuations in variable compensation.
Employee stock-based compensation totaled approximately $3.7 million and $7.3 million, for the three and six months ended June 30, 2025 as compared to approximately $3.3 million and $6.5 million, respectively, for the three and six months ended June 30, 2024. The increase between the three and six months ended June 30, 2025 and 2024 was primarily attributable to an increase in the grant date fair value of the Service Vesting Awards.
Expenses allocated to the Adviser Subsidiary
The Sharing Agreement provides the Adviser Subsidiary access to our human capital resources, including deal professionals, finance, and administrative functions, as well as other resources including infrastructure assets such as office space and technology. Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the three months ended June 30, 2025 and 2024, are net of expenses allocated to the Adviser Subsidiary of $3.4 million and $2.8 million, respectively, and $6.7 million and $5.7 million for the six months ended June 30, 2025 and 2024, respectively. The increase in expenses allocated to the Adviser Subsidiary for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 is due to an increase in time spent on the Adviser Funds by senior management and higher allocation to the Adviser Funds. As of June 30, 2025 and December 31, 2024, there was approximately $1.2 million and less than $0.1 million due from the Adviser Subsidiary, respectively.
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

A summary of net realized gains and losses for the three and six months ended June 30, 2025 and 2024 is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Realized gains	$405	$5,785	$462	$14,976
Realized losses	(56,498)	(10,717)	(57,432)	(11,659)
Realized foreign exchange gains (losses)	(1,523)	(852)	(2,187)	(933)
Realized loss on debt extinguishment	(21)	—	(36)	—
Net realized gains (losses)	$(57,637)	$(5,784)	$(59,193)	$2,384

During the three and six months ended June 30, 2025, we recognized a net realized loss of $57.6 million and $59.2 million, respectively. The net realized gains (losses) were generated from gross realized gains of $0.4 million and $0.5 million, respectively, for the three and six month periods, primarily from collections from Codiak Biosciences, Inc. that was fully written off previously. Our gains were offset by gross realized losses of $56.5 million and $57.5 million, respectively, for the three and six month periods, from the write-off of our debt investments due to the restructure of Khoros, LLC and Annex Cloud, sale of AmplifyBio, LLC, and the write-off of our warrant investments in bluebird bio, Inc., AmplifyBio, LLC, and others. Additionally, we realized $1.5 million and $2.2 million, respectively, for the three and six month periods, from foreign exchange losses primarily from our investments in foreign denominated debt investments and forward contract.
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
The net change in unrealized appreciation and depreciation of our investments is derived from the changes in fair value of each investment determined in good faith by our Valuation Committee (as defined in “Note 2 - Summary of Significant Accounting Policies - Valuation of Investments”) and approved by the Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Gross unrealized appreciation on portfolio investments	$28,646	$23,177	$39,426	$57,444
Gross unrealized depreciation on portfolio investments	(36,890)	(58,367)	(56,511)	(88,687)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	53,805	(2,442)	35,828	(9,911)
Net change in unrealized appreciation (depreciation) on portfolio investments	45,561	(37,632)	18,743	(41,154)
Other net changes in unrealized appreciation (depreciation)(1)	2,229	2,910	3,482	10,066
Total net change in unrealized appreciation (depreciation) on investments	$47,790	$(34,722)	$22,225	$(31,088)
(1)Includes the net change in unrealized appreciation (depreciation) related to foreign exchange movements, derivative instruments and other assets and liabilities.

During the three months ended June 30, 2025 and 2024, we recorded approximately $47.8 million of net unrealized appreciation and $34.7 million of net unrealized depreciation, respectively, on our investments. During the six months ended June 30, 2025 and 2024, we recorded approximately $22.2 million of net unrealized appreciation and $31.1 million of net unrealized depreciation, respectively, on our investments. The movement in unrealized depreciation to appreciation during the three and six months ended June 30, 2025 was primarily related to the reversal of previously recorded net unrealized depreciation of our debt investments as realization events occurred.
The following table summarizes the key drivers of change in net unrealized appreciation (depreciation) of investments for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025
(in thousands)	Debt	Equity, Warrants and Investment Funds(1)	Total	Debt	Equity, Warrants and Investment Funds(1)	Total
Investment valuation appreciation (depreciation)	$(12,921)	$4,677	$(8,244)	$(24,682)	$7,597	$(17,085)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	51,851	1,954	53,805	33,620	2,208	35,828
Other net changes in unrealized appreciation (depreciation)(1)	8,533	(6,304)	2,229	13,409	(9,927)	3,482
Net change in unrealized appreciation (depreciation)	$47,463	$327	$47,790	$22,347	$(122)	$22,225

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
(in thousands)	Debt	Equity, Warrants and Investment Funds(1)	Total	Debt	Equity, Warrants and Investment Funds(1)	Total
Investment valuation appreciation (depreciation)	$(19,813)	$(15,377)	$(35,190)	$(19,145)	$(12,098)	$(31,243)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	2,148	(4,590)	(2,442)	2,173	(12,084)	(9,911)
Other net changes in unrealized appreciation (depreciation)(1)	18	2,892	2,910	(298)	10,364	10,066
Net change in unrealized appreciation (depreciation)	$(17,647)	$(17,075)	$(34,722)	$(17,270)	$(13,818)	$(31,088)
(1)Includes the net change in unrealized appreciation (depreciation) related to foreign exchange movements, derivative instruments and other assets and liabilities.
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

(in thousands)	As of
Assets Under Management *	June 30, 2025	December 31, 2024	Growth %
by the Company	$4,229,782	$3,776,399	12.0%
by the Adviser Funds	1,082,774	987,314	9.7%
Total	$5,312,556	$4,763,713	11.5%
*     Assets under management includes investments, at fair value, cash and cash equivalents, foreign cash and restricted cash.
The Adviser Subsidiary’s contribution to our net investment income is primarily derived from dividend income declared by the Adviser Subsidiary and interest income earned on loans to the Adviser Subsidiary. For the three months ended June 30, 2025 and 2024, $2.1 million and $1.6 million, respectively, of dividends were declared by the Adviser Subsidiary. For the six months ended June 30, 2025 and 2024, $4.0 million and $3.2 million dividends, respectively, were declared by the Adviser Subsidiary.
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
During the six months ended June 30, 2025, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt borrowings on our Credit Facilities, 2028 Convertible Notes and June 2030 Notes, and (iv) equity offerings.
During the six months ended June 30, 2025, our operating activities used $367.0 million of cash and cash equivalents, compared to $181.4 million used during the six months ended June 30, 2024. The $185.6 million increase in cash used in operating activities was primarily due to a $135.7 million increase in net purchases of investments, and a $25.7 million decrease in principal, fee repayments, and proceeds from the sale of debt investments.
During the six months ended June 30, 2025, our investing activities used approximately $27 thousand of cash, compared to $670 thousand used during the six months ended June 30, 2024. The $643 thousand decrease in cash used in investing activities was due to a decrease in purchases of capital equipment.
During the six months ended June 30, 2025, our financing activities provided $303.9 million of cash, compared to $105.0 million provided during the six months ended June 30, 2024. The $198.9 million increase in cash flows from financing activities was primarily due to a $122.5 million increase in equity issued and an increase in net borrowing activity of $89.0 million. During the six months ended June 30, 2025, our ATM program provided (net of offering costs) approximately $188.9 million, compared to $66.4 million net proceeds received during the six months ended June 30, 2024. During the six months ended June 30, 2025, we issued $287.5 million in aggregate principal amount of 2028 Convertible Notes and $350.0 million in aggregate principal amount of June 2030 Notes. Additionally, during the six months ended June 30, 2025, the Company fully repaid the aggregate outstanding $50.0 million, $70.0 million, and $50.0 million principal of the February 2025 Notes, June 2025 Notes, and June 2025 3-Year Notes, respectively. During the six months ended June 30, 2025, we distributed dividends of $159.4 million compared to $150.1 million during the six months ended June 30, 2024.
As of June 30, 2025, our net assets totaled $2.2 billion, with a NAV per share of $11.84. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.
Available liquidity and capital resources as of June 30, 2025
As of June 30, 2025, we had $785.6 million in available liquidity, including $52.2 million in cash, cash equivalents and foreign cash, and available borrowing capacity of approximately $184.4 million (net of $0.5 million of outstanding letter of credits) under the SMBC Facility, $175.0 million under our SMBC letter of credit facility, and $374.0 million under the MUFG Bank Facility, subject to certain conditions. Additional liquidity is available through accordion provisions within the terms of our Credit Facilities, through which the available borrowing capacity can be increased by an aggregate

$360.0 million, subject to certain conditions. Further, the SMBC letter of credit facility may also be increased by an additional $225.0 million (up to $400.0 million), subject to certain conditions. Total amounts outstanding as of June 30, 2025, were $181.1 million outstanding under our Credit Facilities, which are floating interest rate obligations, and the remaining $1,914.1 million of term debt outstanding, which are all fixed interest rate debt obligations.
Not considered above, as of June 30, 2025, we held $1.0 million of cash classified as restricted cash. Our restricted cash relates to amounts that are held as collateral securing certain of our financing transactions, including collections of interest and principal payments on assets that are securitized related to the 2031 Asset-Backed Notes. Based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations. Refer to “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional discussion of our debt obligations.
The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of June 30, 2025, our asset coverage ratio under our regulatory requirements as a BDC was 222.2% excluding our SBA debentures. We received an exemptive order from the SEC that allows us to exclude all SBA leverage as senior securities from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures as senior securities was 202.2% as of June 30, 2025.
The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below NAV provided that our Board makes certain determinations. We do not currently have the authorization from our stockholders to issue common stock at a price below the then-current NAV per share and there is no guarantee that we will obtain such authorization from our stockholders in the future.
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
Equity Offerings
We may from time-to-time issue and sell shares of our common stock through public or ATM offerings. We currently sell shares through the 2024 Equity Distribution Agreements with Citizens JMP Securities LLC and Jefferies LLC, as Sales Agents, entered into on December 12, 2024. The 2024 Equity Distribution Agreements provide that we may offer and sell up to 30.0 million shares of our common stock from time to time through the Sales Agents. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. The 2024 Equity Distribution Agreements replaced the ATM equity distribution agreements between us, and the Sales Agents executed on May 5, 2023. Additionally, on August 7, 2023 we sold 6.5 million shares of our common stock through an upsized public offering, pursuant to an underwriting agreement entered with Morgan Stanley & Co. LLC, UBS Securities, and Wells Fargo Securities, LLC as joint book-running managers. We generally use net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of June 30, 2025, approximately 19.6 million shares remain available for issuance and sale under the 2024 Equity Distribution Agreements.
During the three and six months ended June 30, 2025, we issued and sold 8.4 million and 10.4 million shares of our common stock receiving total accumulated net proceeds of $149.5 million and $188.9 million, respectively. This is an increase from the approximately zero and $66.4 million of accumulated net proceeds received from the issuance and sale of zero and 3.7 million shares during the three and six months ended June 30, 2024.
Stock Repurchase

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. We had no common stock repurchases during the six months ended June 30, 2025 and 2024.
Commitments and Obligations
Our significant cash requirements generally relate to our debt obligations. As of June 30, 2025, we had $2,095.2 million of debt outstanding, $100.0 million due within the next year, $675.0 million due within 1 to 3 years, and $1,320.2 million due beyond 3 years.
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
As of June 30, 2025, we had approximately $471.5 million of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones, as well as uncalled capital commitments to make investments in private equity funds. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The available unfunded commitments excludes unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) $129.7 million of unfunded commitments which represent the portion of portfolio company commitments assigned to or directly committed by the Adviser Funds.
Additionally, we had approximately $162.1 million of non-binding term sheets outstanding to two new companies and three existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.
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

(in thousands)	Change in unrealized appreciation (depreciation)
Basis Point Change
(100)	$47,921
(50)	$25,224
50	$(25,613)
100	$(51,340)
For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to “Note 3 – Fair Value of Financial Instruments” included in the notes to our consolidated financial statements appearing elsewhere in this report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including Prime, SOFR, and SONIA rates, to the extent our debt investments include variable interest rates. As of June 30, 2025, approximately 97.8% of the loans in our portfolio had floating rates with a floor, indexed to Prime, SOFR, or SONIA. The majority of our loans are linked to the Prime rate and comprise 81.1% of the loan portfolio as of June 30, 2025. Our debt borrowings under the Credit Facilities bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2025, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt:

(in thousands)	Interest Income	Interest Expense	Net Income	EPS
Basis Point Change
(200)	$(32,042)	$(7,208)	$(24,834)	$(0.14)
(100)	$(19,854)	$(3,604)	$(16,250)	$(0.09)
(75)	$(15,628)	$(2,703)	$(12,925)	$(0.07)
(50)	$(11,313)	$(1,802)	$(9,511)	$(0.05)
(25)	$(5,671)	$(901)	$(4,770)	$(0.03)
25	$6,415	$901	$5,514	$0.03
50	$12,951	$1,802	$11,149	$0.06
75	$20,337	$2,703	$17,634	$0.10
From time-to-time, we may hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the six months ended June 30, 2025, we have entered into a foreign currency forward contract to limit our foreign currency exposure with respect to the British Pound. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this report.
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
Because we currently borrow, and plan to borrow in the future, money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by variable rate assets in our investment portfolio. For additional information regarding the interest rate associated with each of our debt borrowings, refer to Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources” in this report and “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report.

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
Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected, and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies as of June 30, 2025 that represent greater than 5% of our net assets:

(in thousands)	June 30, 2025
	Fair Value	Percentage of Net Assets
Marathon Health, LLC	$180,008	8.4%
Phathom Pharmaceuticals, Inc.	$176,485	8.2%
ChenMed, LLC	$132,405	6.2%
Shield AI, Inc.	$118,328	5.5%
Tipalti Solutions Ltd.	$117,326	5.5%
SeatGeek, Inc.	$108,753	5.1%
•Marathon Health, LLC is a provider of employer-sponsored healthcare platform intended to provide convenient and unhurried patient-centered care services.
•Phathom Pharmaceuticals, Inc. is a biopharmaceutical company focused on the development and commercialization of novel treatments for gastrointestinal diseases and disorders.
•ChenMed LLC is a healthcare company that delivers value-based, primary care to seniors, focusing on prevention and personalized treatment.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Dividend Reinvestment Plan
During the six months ended June 30, 2025, we issued 264,860 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $5.0 million.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the second quarter ended June 30, 2025, no directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS

Exhibit Number	Description
3(a)	Articles of Amendment and Restatement.(1)
3(b)	Articles of Amendment, dated March 6, 2007.(2)
3(c)	Articles of Amendment, dated April 5, 2011.(3)
3(d)	Articles of Amendment, dated April 3, 2015.(4)
3(e)	Articles of Amendment, dated February 23, 2016.(9)
3(f)	Articles of Amendment, dated October 28, 2024.(6)
3(g)	Amended and Restated Bylaws of Hercules Capital, Inc.(5)
4(a)	Ninth Supplemental Indenture, dated as of June 16, 2025, between the Registrant and U.S. Bank Trust Company, National Association.(10)
4(b)	Form of 6.000% Note due 2030.(10)
10(a)
Fourth Amendment to Loan and Security Agreement, dated as of June 10, 2025, among Hercules Funding IV LLC, as borrower, the lenders from time to time party thereto, and MUFG Bank, Ltd., as agent, a joint lead arranger, swingline lender and sole bookrunner.(10)

14.1*	Code of Ethics.
14.2*	Code of Business Conduct and Ethics.
19.1*	Insider Trading Policy.
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL
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
(7)Reserved.
(8)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 5, 2025.
(9)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 25, 2016.
(10)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 16, 2025.

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
For the Six Months Ended June 30, 2025 (unaudited)

(in thousands)
Portfolio Company	Investment(1)	Amount of Interest, Dividends, and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2024	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of June 30, 2025
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Stock	$—	$—	$69	$—	$—	$243	$312
	Common Stock	—	—	—	—	—	1	1
Gibraltar Acquisition LLC(5)	Unsecured Debt	2,743	—	36,212	1,176	—	—	37,388
	Member Units	—	—	23,051	—	(600)	504	22,955
Hercules Adviser LLC(6)	Unsecured Debt	4,000	—	12,000	—	(12,000)	—	—
	Member Units	—	—	30,190	12,000	—	2,032	44,222
Total Majority Owned Control Investments		$6,743	$—	$101,522	$13,176	$(12,600)	$2,780	$104,878
Other Control Investments
Tectura Corporation(7)	Senior Debt	$342	$—	$8,027	$—	$—	$(51)	$7,976
	Preferred Stock	—	—	3,623	—	—	(1,581)	2,042
	Common Stock	—	—	7	—	—	(7)	—
Total Other Control Investments		$342	$—	$11,657	$—	$—	$(1,639)	$10,018
Total Control Investments		$7,085	$—	$113,179	$13,176	$(12,600)	$1,141	$114,896
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
For the Six Months Ended June 30, 2024 (unaudited)

(in thousands)
Portfolio Company	Investment(1)	Amount of Interest, Dividends and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2023	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of June 30, 2024
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Stock	$—	$—	$260	$—	$—	$(75)	$185
	Common Stock	—	—	2	—	—	(1)	1
Gibraltar Acquisition, LLC(5)	Unsecured Debt	2,639	—	34,478	590	—	—	35,068
	Member Units	—	—	28,034	—	—	(6,291)	21,743
Hercules Adviser LLC(6)	Unsecured Debt	3,503	—	12,000	—	—	—	12,000
	Member Units	—	—	28,713	—	—	2,015	30,728
Total Majority Owned Control Investments		$6,142	$—	$103,487	$590	$—	$(4,352)	$99,725
Other Control Investments
Tectura Corporation(7)	Senior Debt	$344	$—	$8,250	$—	$—	$—	$8,250
	Preferred Stock	—	—	3,263	—	—	16	3,279
	Common Stock	—	—	4	—	—	1	5
Total Other Control Investments		$344	$—	$11,517	$—	$—	$17	$11,534
Total Control Investments		$6,486	$—	$115,004	$590	$—	$(4,335)	$111,259
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
As of June 30, 2025 (unaudited)

(in thousands)
Portfolio Company	Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value(2)
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A Equity			5,000,000	$250	$312
	Medical Devices & Equipment	Common Stock			180,000	—	1
Total Coronado Aesthetics, LLC						$250	$313
Gibraltar Acquisition LLC(3)	Diversified Financial Services	Unsecured Debt	September 2026	FIXED 3.45%, PIK Interest 8.05%	$27,655	27,480	27,480
	Diversified Financial Services	Unsecured Debt	September 2026	FIXED 11.95%	$10,000	9,908	9,908
	Diversified Financial Services	Member Units			1	33,406	22,955
Total Gibraltar Acquisition, LLC						$70,794	$60,343
Hercules Adviser LLC(4)	Diversified Financial Services	Member Units			1	12,035	44,222
Total Hercules Adviser LLC						$12,035	$44,222
Total Majority Owned Control Investments (4.88%)*						$83,079	$104,878
Other Control Investments
Tectura Corporation	Consumer & Business Services	Senior Secured Debt	January 2027	FIXED 8.25%	$8,250	$8,250	$7,976
	Consumer & Business Services	Common Stock			414,994,863	900	—
	Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	1
	Consumer & Business Services	Preferred Series C Equity			3,235,298	13,263	2,041
Total Tectura Corporation						$22,413	$10,018
Total Other Control Investments (0.46%)*						$22,413	$10,018
Total Control Investments (5.34%)*						$105,492	$114,896
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

HERCULES CAPITAL, INC. (Registrant)

Dated: July 31, 2025	/S/ SCOTT BLUESTEIN
Scott Bluestein
President, Chief Executive Officer, and Chief Investment Officer

Dated: July 31, 2025	/S/ SETH H. MEYER
Seth H. Meyer
Chief Financial Officer, and Chief Accounting Officer