Form 10-Q
period 2025-09-30
Hercules Capital, Inc.
filed 2025-10-30
CIK 1280784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 23, 2025, there were 181,718,075 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc., its wholly owned subsidiaries, and its affiliated securitization trust unless the context otherwise requires.
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)	September 30, 2025 (unaudited)	December 31, 2024
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $4,185,403 and $3,603,961, respectively)	$4,193,831	$3,546,799
Control investments (cost of $105,460 and $104,916, respectively)	112,323	113,179
Total investments, at fair value (cost of $4,290,863 and $3,708,877, respectively; fair value amounts related to a VIE $176,463 and $229,486, respectively)	4,306,154	3,659,978
Cash and cash equivalents	29,274	42,679
Foreign cash (cost of $131 and $70,445, respectively)	130	70,445
Restricted cash (amounts related to a VIE $21,087 and $3,297, respectively)	21,087	3,297
Interest receivable	36,327	32,578
Right of use asset	15,333	16,778
Other assets	1,862	5,836
Total assets	$4,410,167	$3,831,591

Liabilities
Debt (net of unamortized debt issuance costs of $28,867 and $14,310, respectively; amounts related to a VIE $88,391 and $118,769, respectively)	$2,151,138	$1,768,955
Accounts payable and accrued liabilities	52,577	54,861
Operating lease liability	16,587	18,194
Total liabilities	$2,220,302	$1,842,010

Net assets consist of:
Common stock, par value	$182	$171
Capital in excess of par value	2,101,709	1,900,490
Total distributable earnings	87,974	88,920
Total net assets	$2,189,865	$1,989,581
Total liabilities and net assets	$4,410,167	$3,831,591

Shares of common stock outstanding ($0.001 par value and 300,000 authorized)	181,776	170,575
Net asset value per share	$12.05	$11.66

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
Interest and dividend income:
Excluding payment-in-kind (PIK) interest income
Non-control/Non-affiliate investments	$113,854	$103,382	$325,970	$305,621
Control investments	2,828	2,962	8,747	8,867
Total interest and dividend income, excluding PIK interest income	116,682	106,344	334,717	314,488
PIK interest income
Non-control/Non-affiliate investments	13,906	12,181	39,928	36,836
Control investments	569	525	1,655	1,034
Total PIK interest income	14,475	12,706	41,583	37,870
Total interest and dividend income	131,157	119,050	376,300	352,358
Fee income:
Non-control/Non-affiliate investments	6,892	6,162	18,639	19,341
Control investments	44	36	124	108
Total fee income	6,936	6,198	18,763	19,449
Total investment income	138,093	125,248	395,063	371,807
Operating expenses:
Interest	24,189	20,370	66,817	57,156
Loan fees	3,004	1,993	8,149	6,736
General and administrative	4,477	4,596	14,392	14,135
Tax expenses	1,703	1,986	3,683	4,451
Employee compensation:
Compensation and benefits	16,540	12,159	47,118	42,917
Stock-based compensation	3,691	3,194	10,955	9,671
Total employee compensation	20,231	15,353	58,073	52,588
Total gross operating expenses	53,604	44,298	151,114	135,066
Expenses allocated to the Adviser Subsidiary	(4,063)	(2,214)	(10,795)	(7,943)
Total net operating expenses	49,541	42,084	140,319	127,123
Net investment income	88,552	83,164	254,744	244,684
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss):
Non-control/Non-affiliate investments	(1,772)	(559)	(60,929)	1,825
Loss on extinguishment of debt	(84)	—	(120)	—
Total net realized gain (loss)	(1,856)	(559)	(61,049)	1,825
Net change in unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	35,530	(15,167)	56,614	(41,920)
Control investments	(2,541)	1,273	(1,400)	(3,062)
Total net change in unrealized appreciation (depreciation)	32,989	(13,894)	55,214	(44,982)
Total net realized gain (loss) and net change in unrealized appreciation (depreciation)	31,133	(14,453)	(5,835)	(43,157)
Net increase (decrease) in net assets resulting from operations	$119,685	$68,711	$248,909	$201,527

Net investment income before gains and losses per common share:
Basic	$0.49	$0.51	$1.44	$1.52
Change in net assets resulting from operations per common share:
Basic	$0.66	$0.42	$1.41	$1.25
Diluted	$0.63	$0.42	$1.37	$1.24
Weighted average shares outstanding:
Basic	180,360	161,019	175,633	159,742
Diluted	194,358	161,515	186,251	160,253
Distributions paid per common share:
Basic	$0.47	$0.48	$1.41	$1.44

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

(in thousands)	Common Stock		Capital in excess of par value	Distributable Earnings (loss)	Net Assets
For the Three Months Ended September 30, 2025	Shares	Par Value
Balance as of June 30, 2025	181,729	$182	$2,097,216	$53,677	$2,151,075
Net increase (decrease) in net assets resulting from operations	—	—	—	119,685	119,685
Public offering, net of offering expenses	—	—	(12)	—	(12)
Issuance of common stock under equity-based award plans	19	—	172	—	172
Shares retired on vesting of equity-based awards	(63)	—	(1,146)	—	(1,146)
Distributions reinvested in common stock	91	—	1,753	—	1,753
Distributions	—	—	—	(85,388)	(85,388)
Stock-based compensation(1)	—	—	3,726	—	3,726
Balance as of September 30, 2025	181,776	$182	$2,101,709	$87,974	$2,189,865

For the Nine Months Ended September 30, 2025
Balance as of December 31, 2024	170,575	$171	$1,900,490	$88,920	$1,989,581
Net increase (decrease) in net assets resulting from operations	—	—	—	248,909	248,909
Public offering, net of offering expenses	10,354	10	188,829	—	188,839
Issuance of common stock under equity-based award plans	825	1	283	—	284
Shares retired on vesting of equity-based awards	(334)	—	(5,753)	—	(5,753)
Distributions reinvested in common stock	356	—	6,799	—	6,799
Distributions	—	—	—	(249,855)	(249,855)
Stock-based compensation(1)	—	—	11,061	—	11,061
Balance as of September 30, 2025	181,776	$182	$2,101,709	$87,974	$2,189,865
(1)Stock-based compensation includes $35 thousand and $106 thousand of restricted stock and option expense related to director compensation for the three and nine months ended September 30, 2025, respectively.

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

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)	For the Nine Months Ended September 30,
	2025	2024
Cash flows provided by (used in) operating activities:
Net increase in net assets resulting from operations	$248,909	$201,527
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments(1)	(1,344,789)	(1,180,071)
Fundings assigned to Adviser Funds(1)	—	118,379
Principal and fee repayments received	678,999	721,944
Proceeds from the sale of debt investments	67,521	—
Proceeds from the sale of equity and warrant investments	6,130	23,423
Net change in unrealized (appreciation) depreciation	(55,214)	44,982
Net realized (gain) loss	60,929	(1,825)
Payments of derivative instruments	(1,551)	(849)
Accretion of paid-in-kind interest	(41,583)	(37,870)
Accretion of loan discounts	(5,408)	(3,160)
Accretion of loan discounts on convertible notes	690	—
Loss on extinguishment of debt	120	—
Accretion of loan exit fees	(23,770)	(19,761)
Change in loan income, net of collections	23,763	14,899
Unearned fees related to unfunded commitments	524	(159)
Amortization of debt fees and issuance costs	6,242	5,229
Depreciation and amortization	254	373
Stock-based compensation and amortization of restricted stock grants(2)	11,061	9,278
Change in operating assets and liabilities:
Interest receivable	(4,383)	1,191
Other assets	5,662	7,607
Accrued liabilities	(4,299)	6,019
Net cash (used in) operating activities	(370,193)	(88,844)
Cash flows provided by (used in) investing activities:
Purchases of capital equipment	(56)	(700)
Net cash (used in) investing activities	(56)	(700)
Cash flows provided by (used in) financing activities:
Issuance of common stock	190,913	67,275
Offering expenses	(2,074)	(991)
Retirement of employee shares, net	(5,469)	(2,395)
Distributions paid	(243,056)	(225,591)
Issuance of debt	1,664,362	939,000
Repayment of debt	(1,285,836)	(758,000)
Debt issuance costs	(11,076)	—
Fees paid for credit facilities	(3,445)	(1,750)
Net cash provided by financing activities	304,319	17,548
Net increase (decrease) in cash, cash equivalents, foreign cash and restricted cash	(65,930)	(71,996)
Cash, cash equivalents, foreign cash and restricted cash at beginning of period	116,421	116,013
Cash, cash equivalents, foreign cash and restricted cash at end of period	$50,491	$44,017

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$66,795	$64,221
Income tax, including excise tax, paid	$6,346	$5,185
Distributions reinvested	$6,799	$6,277
(1)Excluded from the amounts presented are certain investment funding allocations of $408.1 million and $158.7 million, which were directly funded by the Adviser Funds (as defined in "Note 1 – Description of Business") during the nine month period ended September 30, 2025 and 2024, respectively. Refer to “Note 12 – Related Party Transaction” for additional information.
(2)Stock-based compensation includes $106 thousand and $107 thousand of restricted stock and option expense related to director compensation for the nine months ended September 30, 2025 and 2024, respectively.
The following table presents a reconciliation of cash, cash equivalents, foreign cash and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

(in thousands)	September 30, 2025	September 30, 2024
Cash and cash equivalents	$29,274	$38,802
Foreign cash	130	102
Restricted cash	21,087	5,113
Total cash, cash equivalents, foreign cash and restricted cash presented in the Consolidated Statements of Cash Flows	$50,491	$44,017
See “Note 2 – Summary of Significant Accounting Policies” for a description of cash, cash equivalents, foreign cash and restricted cash.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Debt Investments
Biotechnology Tools
Antheia, Inc.	Senior Secured	August 2029	Prime + 2.85%, Floor rate 10.35%, 5.55% Exit Fee	$21,250	$19,483	$19,483
Subtotal: Biotechnology Tools (0.89%)*					19,483	19,483
Communications & Networking
Aryaka Networks, Inc.	Senior Secured	December 2028	Prime + 1.80%, Floor rate 9.30%, PIK Interest 1.25%, 6.73% Exit Fee	$28,182	28,315	27,505	(12)(14)(19)
Subtotal: Communications & Networking (1.26%)*					28,315	27,505
Consumer & Business Products
Weee! Inc.	Senior Secured	April 2028	Prime + 2.25%, Floor rate 9.75%, 2.50% Exit Fee	$7,500	7,451	7,451	(17)
Subtotal: Consumer & Business Products (0.34%)*					7,451	7,451
Consumer & Business Services
Altumint, Inc.	Senior Secured	December 2027	Prime + 3.65%, Floor rate 12.15%, 2.50% Exit Fee	$13,000	12,943	13,259	(15)(17)
AppDirect, Inc.	Senior Secured	September 2029	Prime + 2.05%, Floor rate 8.55%, PIK Interest 1.00%, 4.70% Exit Fee	$55,250	54,436	54,436
Carwow LTD	Senior Secured	December 2027	Prime + 4.70%, Floor rate 11.45%, PIK Interest 1.45%, 4.95% Exit Fee	£20,587	28,346	27,870	(5)(10)(14)
GoEuro Travel GmbH	Senior Secured	November 2029	Prime + 3.45%, Floor rate 10.45%, 4.50% Exit Fee	$48,750	48,624	49,159	(5)(10)(17)
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 12.00%	$28,041	28,041	29,770	(9)(14)
Jobandtalent USA, Inc.	Senior Secured	October 2028	1-month SOFR + 0.00%, Floor rate 1.00%, PIK Interest 7.00%, 5.77% Exit Fee	$14,023	14,513	13,762	(5)(10)(14)
Plentific Ltd	Senior Secured	October 2026	Prime + 2.55%, Floor rate 11.05%, 2.95% Exit Fee	$3,035	3,055	3,100	(5)(10)(13)
Provi	Senior Secured	December 2026	Prime + 4.40%, Floor rate 10.65%, 2.95% Exit Fee	$15,000	15,255	15,316	(15)
Riviera Partners LLC	Senior Secured	March 2028	3-month SOFR + 8.28%, Floor rate 9.28%	$36,218	35,915	35,762	(18)
RVShare, LLC	Senior Secured	December 2026	3-month SOFR + 9.50%, Floor rate 10.50%	$25,809	25,684	25,248	(13)(14)(15)
SeatGeek, Inc.	Senior Secured	May 2026	Prime + 7.00%, Floor rate 10.50%, PIK Interest 0.50%, 4.50% Exit Fee	$25,424	25,980	25,980	(11)(14)(16)
	Senior Secured	July 2026	Prime + 2.50%, Floor rate 10.75%, PIK Interest 0.50%, 3.50% Exit Fee	$78,335	78,887	78,887	(12)(14)(16)
Total SeatGeek, Inc.				$103,759	104,867	104,867
Skyword, Inc.	Senior Secured	November 2027	Prime + 2.75%, Floor rate 9.25%, PIK Interest 1.75%, 3.00% Exit Fee	$6,675	6,854	6,691	(13)(14)
Tectura Corporation	Senior Secured	January 2027	FIXED 8.25%	$8,250	8,250	8,067	(7)
Thumbtack, Inc.	Senior Secured	March 2028	Prime + 2.45%, Floor rate 10.95%, PIK Interest 1.50%	$21,158	20,870	21,581	(11)(14)(17)
Veem, Inc.	Senior Secured	March 2027	Prime + 4.00%, Floor rate 12.00%, PIK Interest 1.25%	$5,411	5,401	5,477	(13)(14)
	Senior Secured	March 2027	Prime + 4.70%, Floor rate 12.70%, PIK Interest 1.50%	$5,438	5,429	5,506	(12)(14)
Total Veem, Inc.				$10,849	10,830	10,983
Subtotal: Consumer & Business Services (19.17%)*					418,483	419,871
Defense Technologies
Saronic Technologies, Inc.	Senior Secured	June 2030	Prime + 2.50%, Floor rate 9.00%, 2.00% Exit Fee	$21,250	20,942	20,942	(6)(15)(17)
Shield AI, Inc.	Senior Secured	February 2029	Prime + 0.85%, Floor rate 6.85%, Cap rate 9.60%, PIK Interest 2.50%, 2.50% Exit Fee	$115,941	115,610	117,064	(12)(14)(16)
Subtotal: Defense Technologies (6.30%)*					136,552	138,006
Diversified Financial Services
Gibraltar Acquisition, LLC	Unsecured	September 2026	FIXED 3.45%, PIK Interest 8.05%	$28,224	28,081	28,081	(7)(14)(20)
	Unsecured	September 2026	FIXED 11.95%	$10,000	9,925	9,925	(7)(20)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Total Gibraltar Acquisition, LLC				$38,224	$38,006	$38,006
Subtotal: Diversified Financial Services (1.74%)*					38,006	38,006
Drug Discovery & Development
Aldeyra Therapeutics, Inc.	Senior Secured	April 2026	Prime + 3.10%, Floor rate 11.10%, 8.90% Exit Fee	$15,000	15,194	15,193	(11)
Alector, Inc.	Senior Secured	December 2028	Prime + 1.05%, Floor rate 8.05%, 4.75% Exit Fee	$7,000	7,014	7,053	(6)(10)(15)(17)
Altimmune, Inc.	Senior Secured	June 2029	Prime + 2.45%, Floor rate 9.95%, 6.25% Exit Fee	$7,500	7,471	7,471	(6)(10)(15)
Arcus Biosciences, Inc.	Senior Secured	September 2029	Prime - 0.05%, Floor rate 8.45%, PIK Interest 2.20%, 7.75% Exit Fee	$75,284	75,452	79,558	(6)(10)(11)(14)(15)(17)
Braeburn, Inc.	Senior Secured	October 2028	Prime + 3.00%, Floor rate 10.50%, PIK Interest 0.25%, 5.45% Exit Fee	$53,599	54,254	55,557	(14)
COMPASS Pathways plc	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.75%, PIK Interest 1.40%, 4.75% Exit Fee	$24,752	25,253	25,448	(5)(10)(11)(14)
Corium, Inc.	Senior Secured	September 2026	Prime + 5.70%, Floor rate 8.95%, 7.75% Exit Fee	$86,925	91,813	91,813	(13)
Disc Medicine, Inc.	Senior Secured	December 2029	Prime + 1.75%, Floor rate 8.25%, 6.75% Exit Fee	$22,500	22,581	23,213	(6)(10)(15)(17)
Dyne Therapeutics, Inc.	Senior Secured	July 2030	Prime + 2.45%, Floor rate 9.95%, 5.50% Exit Fee	$65,000	64,528	64,527	(6)(10)(15)
enGene, Inc.	Senior Secured	January 2028	Prime + 0.75%, Floor rate 9.25%, Cap rate 9.75%, PIK Interest 1.15%, 5.50% Exit Fee	$16,064	16,382	16,563	(5)(10)(14)
Genetix Biotherapeutics Inc. (p.k.a. bluebird bio, Inc.)	Senior Secured	April 2029	Prime - 0.55%, Floor rate 6.45%, PIK Interest 3.75%, 6.45% Exit Fee	$66,907	66,222	66,222	(14)
Heron Therapeutics, Inc.	Senior Secured	September 2030	Prime + 1.95%, Floor rate 9.45%, PIK Interest 1.00%, 6.25% Exit Fee	$80,165	79,475	79,475	(14)(15)
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 6.05% Exit Fee	$5,500	5,691	5,812	(10)(15)
MoonLake Immunotherapeutics	Senior Secured	April 2030	Prime + 1.45%, Floor rate 8.45%, 6.95% Exit Fee	$34,500	34,365	34,078	(5)(10)
NorthSea Therapeutics	Convertible Debt	December 2026	FIXED 6.00%	$373	373	373	(5)(9)(10)
Phathom Pharmaceuticals, Inc.	Senior Secured	December 2027	Prime + 1.35%, Floor rate 9.85%, Cap rate 10.35%, PIK Interest 2.15%, 7.06% Exit Fee	$139,871	144,102	146,981	(6)(10)(12)(14)(15)(16)(22)
	Senior Secured	December 2027	Prime + 1.35%, Floor rate 9.85%, Cap rate 10.35%, PIK Interest 2.15%, 3.00% Exit Fee	$31,732	31,741	32,424	(14)(16)
Total Phathom Pharmaceuticals, Inc.				$171,603	175,843	179,405
Replimune Group, Inc.	Senior Secured	October 2027	Prime + 1.75%, Floor rate 7.25%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$32,255	32,971	33,257	(10)(12)(13)(14)
Savara, Inc.	Senior Secured	April 2030	Prime + 1.45%, Floor rate 7.45%, 6.95% Exit Fee	$21,450	21,485	21,753	(6)(10)(15)
SynOx Therapeutics Limited	Senior Secured	May 2027	Prime + 1.40%, Floor rate 9.90%, 7.25% Exit Fee	$4,500	4,592	4,627	(5)(10)(11)
uniQure B.V.	Senior Secured	October 2030	Prime + 2.45%, Floor rate 9.45%, 5.50% Exit Fee	$27,500	28,616	28,646	(5)(10)(11)
Viridian Therapeutics, Inc.	Senior Secured	October 2026	Prime + 4.20%, Floor rate 7.45%, Cap rate 8.95%, 6.00% Exit Fee	$8,000	8,344	8,480	(10)(13)
X4 Pharmaceuticals, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 10.15%, 3.72% Exit Fee	$75,000	76,209	76,479	(11)(12)(13)
Subtotal: Drug Discovery & Development (42.24%)*					914,128	925,003
Electronics & Computer Hardware
Locus Robotics Corp.	Senior Secured	December 2028	Prime + 3.00%, Floor rate 9.50%, 4.00% Exit Fee	$48,750	48,895	49,592	(6)(11)(15)(17)
Subtotal: Electronics & Computer Hardware (2.26%)*					48,895	49,592
Healthcare Services, Other
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	1-month SOFR + 5.11%, Floor rate 6.00%, PIK Interest 4.45%	$74,704	74,351	72,440	(11)(12)(13)(14)
Carbon Health Technologies, Inc.	Senior Secured	February 2028	Prime + 3.10%, Floor rate 8.10%, 3.60% Exit Fee	$40,491	41,006	37,905	(8)(11)(13)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
	Senior Secured	February 2028	Prime + 3.10%, Floor rate 8.10%	$577	$577	$533	(8)
Total Carbon Health Technologies, Inc.				$41,068	41,583	38,438
ChenMed, LLC	Senior Secured	May 2030	Prime + 2.45%, Floor rate 9.45%, 3.75% Exit Fee	$130,000	127,795	127,795	(16)(17)
Curana Health Holdings, LLC	Senior Secured	January 2028	Prime + 1.45%, Floor rate 9.20%, 4.95% Exit Fee	$27,500	28,009	28,476	(13)(19)
Ennoble Care LLC	Senior Secured	February 2030	Prime + 2.60%, Floor rate 10.35%, 7.95% Exit Fee	$10,800	10,762	10,897	(6)(15)(17)
Equality Health, LLC	Senior Secured	February 2028	Prime + 5.85%, Floor rate 9.50%, PIK Interest 1.95%, 1.27% Exit Fee	$71,589	71,850	72,174	(11)(12)(14)
Main Street Rural, Inc.	Senior Secured	July 2027	Prime + 1.95%, Floor rate 9.95%, 6.85% Exit Fee	$73,500	74,481	74,512	(13)(15)(17)
Marathon Health, LLC	Senior Secured	February 2029	Prime + 0.75%, Floor rate 8.75%, PIK Interest 2.25%, 3.00% Exit Fee	$177,220	177,129	176,129	(14)(16)(17)
	Senior Secured	February 2029	Prime + 3.00%, Floor rate 11.00%	$5,000	5,000	5,000	(16)(17)
Total Marathon Health, LLC				$182,220	182,129	181,129
Modern Life, Inc.	Senior Secured	February 2027	Prime + 2.75%, Floor rate 8.75%, 5.00% Exit Fee	$17,947	18,335	18,359	(13)
NeueHealth, Inc.	Senior Secured	June 2028	Prime + 1.15%, Floor rate 9.65%, PIK Interest 2.50%, 2.50% Exit Fee	$46,137	44,285	45,172	(12)(14)
Recover Together, Inc.	Senior Secured	July 2027	Prime + 1.90%, Floor rate 9.90%, 7.50% Exit Fee	$46,500	47,794	47,525	(13)
Strive Health Holdings, LLC	Senior Secured	August 2029	Prime + 1.05%, Floor rate 9.55%, 5.95% Exit Fee	$36,000	35,793	35,792	(15)
Vida Health, Inc.	Senior Secured	January 2028	Prime - 2.75%, Floor rate 5.75%, PIK Interest 5.35%, 4.95% Exit Fee	$38,278	39,377	39,229	(11)(14)
WellBe Senior Medical, LLC	Senior Secured	May 2029	Prime + 0.75%, Floor rate 7.75%, PIK Interest 2.65%, 6.75% Exit Fee	$28,856	28,982	28,449	(14)(15)(17)
Subtotal: Healthcare Services, Other (37.46%)*					825,526	820,387
Information Services
Saama Technologies, LLC	Senior Secured	July 2027	Prime + 0.70%, Floor rate 8.95%, PIK Interest 2.00%, 2.95% Exit Fee	$20,082	20,205	20,585	(12)(14)
Subtotal: Information Services (0.94%)*					20,205	20,585
Manufacturing Technology
VulcanForms Inc.	Senior Secured	January 2028	Prime + 4.25%, Floor rate 11.25%, 4.25% Exit Fee	$20,000	20,009	19,884	(11)(19)
Subtotal: Manufacturing Technology (0.91%)*					20,009	19,884
Medical Devices & Equipment
Orchestra BioMed Holdings, Inc.	Senior Secured	November 2028	Prime + 2.00%, Floor rate 9.50%, 6.35% Exit Fee	$15,000	14,952	15,134	(6)(15)
Senseonics Holdings, Inc.	Senior Secured	August 2029	Prime + 2.40%, Floor rate 9.90%, 13.40% Exit Fee	$30,625	31,182	31,161	(11)
Sight Sciences, Inc.	Senior Secured	July 2028	Prime + 2.35%, Floor rate 10.35%, 5.95% Exit Fee	$28,000	28,259	28,371	(6)(12)
Subtotal: Medical Devices & Equipment (3.41%)*					74,393	74,666
Software
Akeyless Security Ltd.	Senior Secured	August 2028	Prime + 4.00%, Floor rate 11.00%, 2.95% Exit Fee	$8,000	7,850	7,850	(5)(10)(17)
Alchemer LLC	Senior Secured	May 2028	1-month SOFR + 8.14%, Floor rate 9.14%	$20,207	19,942	20,207	(13)(17)(18)
AlphaSense, Inc.	Senior Secured	June 2029	3-month SOFR + 6.25%, Floor rate 8.25%	$20,000	19,840	19,861	(11)(17)
Annex Cloud	Senior Secured	June 2028	PIK Interest 3-month SOFR + 9.99%, Floor rate 10.99%	$5,642	5,642	4,232	(8)(13)(18)
	Senior Secured	December 2025	PIK Interest 3-month SOFR + 9.99%, Floor rate 10.99%	$3,250	3,250	3,250	(8)(17)(18)
	Senior Secured	June 2028	PIK Interest 3-month SOFR + 5.73%, Floor rate 6.73%	$1,716	1,716	1,287	(8)(18)
Total Annex Cloud				$10,608	10,608	8,769
Armis, Inc.	Senior Secured	March 2028	Prime + 0.00%, Floor rate 7.50%, PIK Interest 2.00%, 2.25% Exit Fee	$51,510	51,549	52,536	(12)(14)(16)
	Senior Secured	March 2028	Prime + 1.25%, Floor rate 8.75%, PIK Interest 2.00%, 2.25% Exit Fee	$100,673	100,020	101,476	(11)(14)(16)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Total Armis, Inc.				$152,183	$151,569	$154,012
Babel Street	Senior Secured	December 2027	3-month SOFR + 8.01%, Floor rate 9.01%	$69,212	68,214	68,625	(15)(18)
Behavox Limited	Senior Secured	September 2027	Prime - 0.55%, Floor rate 7.45%, PIK Interest 3.00%, 4.95% Exit Fee	$19,298	19,348	19,211	(5)(10)(11)(14)(17)
Brain Corporation	Senior Secured	September 2028	Prime + 1.35%, Floor rate 9.85%, PIK Interest 2.50%, 3.95% Exit Fee	$32,623	32,568	33,197	(13)(14)
Carbyne, Inc.	Senior Secured	February 2029	Prime + 3.50%, Floor rate 10.00%, 3.50% Exit Fee	$7,450	7,411	7,386	(17)
Ceros, Inc.	Senior Secured	September 2026	3-month SOFR + 8.99%, Floor rate 9.89%	$22,656	22,512	22,512	(18)
Chainalysis, Inc.	Senior Secured	June 2029	Prime + 2.95%, Floor rate 10.45%	$35,467	34,981	34,981
CoreView USA, Inc.	Senior Secured	January 2029	Prime + 2.75%, Floor rate 9.25%, 4.95% Exit Fee	$25,000	24,962	25,122	(6)(17)
Coronet Cyber Security Ltd.	Senior Secured	October 2028	Prime - 2.95%, Floor rate 3.55%, PIK Interest 5.85%	$8,982	8,857	8,737	(14)
Dashlane, Inc.	Senior Secured	December 2027	Prime + 3.05%, Floor rate 11.55%, PIK Interest 1.10%, 6.28% Exit Fee	$45,858	46,430	47,400	(11)(13)(14)(19)
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 7.86%, Floor rate 8.61%	$8,584	8,456	8,306	(17)(18)
Distributed Creation Inc.	Senior Secured	April 2029	Prime + 3.00%, Floor rate 10.25%, 4.50% Exit Fee	$25,000	24,744	24,744	(11)(17)
DNSFilter, Inc.	Senior Secured	October 2028	Prime + 2.15%, Floor rate 8.65%, PIK Interest 0.75%, 4.95% Exit Fee	$5,000	4,938	4,938	(17)(19)
DocPlanner	Senior Secured	January 2030	Prime + 2.75%, Floor rate 9.75%, 4.25% Exit Fee	€68,200	69,682	80,552	(5)(10)(17)
Earnix, Inc.	Senior Secured	June 2029	Prime - 1.15%, Floor rate 5.35%, PIK Interest 4.45%	$19,825	19,553	19,826	(11)(14)(17)
Elation Health, Inc.	Senior Secured	April 2029	Prime + 1.75%, Floor rate 9.25%, PIK Interest 1.30%, 3.95% Exit Fee	$13,531	13,189	13,418	(11)(14)(17)(19)
Harness, Inc.	Senior Secured	March 2029	Prime - 2.25%, Floor rate 5.25%, Cap rate 6.50%, PIK Interest 6.25%, 1.00% Exit Fee	$45,556	45,121	45,843	(14)(17)(19)
iGrafx, LLC	Senior Secured	May 2027	1-month SOFR + 8.61%, Floor rate 9.51%, 0.47% Exit Fee	$4,912	4,868	4,742	(18)
iSpot.tv, Inc.	Senior Secured	January 2029	Prime + 2.25%, Floor rate 8.75%, PIK Interest 1.00%, 5.70% Exit Fee	$3,274	3,265	3,274	(14)(17)
	Senior Secured	January 2029	Prime + 1.40%, Floor rate 7.90%, PIK Interest 0.75%, 4.50% Exit Fee	$29,330	29,169	29,532	(12)(14)(17)
Total iSpot.tv, Inc.				$32,604	32,434	32,806
Kaseware, Inc.	Senior Secured	May 2030	3-month SOFR + 7.30%, Floor rate 8.30%	$12,000	11,799	12,420	(6)(15)(17)(18)
Khoros, LLC	Senior Secured	May 2030	FIXED 10.00%	$11,704	11,704	11,704
Leapwork ApS	Senior Secured	February 2026	Prime + 0.25%, Floor rate 7.00%, PIK Interest 1.95%, 2.70% Exit Fee	$9,018	9,174	9,362	(5)(10)(12)(14)
LinenMaster, LLC	Senior Secured	August 2029	1-month SOFR + 8.28%, Floor rate 9.28%	$11,500	11,162	11,095	(17)
Loftware, Inc.	Senior Secured	March 2028	3-month SOFR + 7.88%, Floor rate 8.88%	$29,735	29,282	29,735	(17)(18)
LogicSource	Senior Secured	July 2027	3-month SOFR + 8.93%, Floor rate 9.93%	$11,113	11,006	11,113	(17)(18)
LogRhythm, Inc.	Senior Secured	July 2029	3-month SOFR + 7.50%, Floor rate 8.50%	$25,000	24,395	24,255	(17)
Mango Technologies, Inc.	Senior Secured	August 2030	Prime + 2.25%, Floor rate 8.25%, 2.00% Exit Fee	$16,750	16,504	16,504	(17)
Marigold Group, Inc.	Senior Secured	November 2026	PIK Interest 6-month SOFR + 10.55%, Floor rate 11.55%	$43,346	43,019	38,951	(13)(14)(19)
Mobile Solutions Services	Senior Secured	December 2025	6-month SOFR + 9.31%, Floor rate 10.06%	$18,366	18,340	18,200	(18)
Morphisec Information Security 2014 Ltd.	Senior Secured	October 2027	Prime + 3.45%, Floor rate 11.70%, 5.95% Exit Fee	$11,435	11,485	11,474	(5)(10)
New Relic, Inc.	Senior Secured	November 2030	1-month SOFR + 6.75%, Floor rate 7.75%	$21,890	21,448	21,526	(17)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$7,472	7,361	7,472	(11)(17)(18)
PayIt, LLC	Senior Secured	December 2028	Prime + 1.45%, Floor rate 7.95%, PIK Interest 1.50%, 5.00% Exit Fee	$20,192	20,136	20,011	(6)(14)(15)(17)(19)
Pindrop Security, Inc.	Senior Secured	June 2029	Prime + 3.50%, Floor rate 10.00%, 2.00% Exit Fee	$31,000	30,708	31,641	(15)(17)
Remodel Health Holdco, LLC	Senior Secured	December 2028	Prime + 2.35%, Floor rate 10.35%, 6.50% Exit Fee	$25,000	25,020	25,414	(6)(15)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Reveleer	Senior Secured	February 2027	Prime + 0.65%, Floor rate 9.15%, PIK Interest 2.00%, 5.05% Exit Fee	$49,800	$50,493	$50,657	(6)(14)(15)
Scylla DB Ltd.	Senior Secured	July 2029	Prime + 3.00%, Floor rate 10.50%	$10,114	9,975	9,975	(5)(10)(17)
Semperis Technologies Inc.	Senior Secured	April 2028	Prime - 1.75%, Floor rate 6.75%, PIK Interest 3.25%	$23,319	23,088	23,591	(11)(14)(19)
	Senior Secured	April 2028	Prime - 0.50%, Floor rate 8.00%, PIK Interest 3.85%	$22,598	22,186	22,269	(14)(19)
Total Semperis Technologies Inc.				$45,917	45,274	45,860
ShadowDragon, LLC	Senior Secured	December 2026	3-month SOFR + 8.79%, Floor rate 9.69%	$6,000	5,947	5,957	(17)(18)
Simon Data, Inc.	Senior Secured	March 2027	Prime + 1.00%, Floor rate 8.75%, PIK Interest 1.95%, 3.58% Exit Fee	$11,378	11,547	11,406	(12)(14)
Sisense Ltd.	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.50%, PIK Interest 1.95%, 5.95% Exit Fee	$31,066	31,926	31,978	(5)(10)(14)
Smartsheet Inc.	Senior Secured	January 2031	3-month SOFR + 6.50%, Floor rate 7.25%	$46,785	45,927	46,130	(17)
Snappt, Inc.	Senior Secured	April 2029	Prime + 2.35%, Floor rate 8.85%, PIK Interest 1.00%, 4.25% Exit Fee	$20,088	19,963	19,825	(6)(14)(15)
Streamline Healthcare Solutions	Senior Secured	June 2030	3-month SOFR + 7.30%, Floor rate 8.30%	$21,000	20,378	20,378	(6)(11)(13)(15)(17)(18)
Sumo Logic, Inc.	Senior Secured	May 2030	6-month SOFR + 6.50%, Floor rate 7.50%	$23,000	22,572	22,661	(17)
Suzy, Inc.	Senior Secured	August 2027	Prime + 1.75%, Floor rate 10.00%, PIK Interest 1.95%, 3.45% Exit Fee	$24,705	24,676	24,101	(6)(14)(15)
TaxCalc	Senior Secured	November 2029	Daily SONIA + 8.17%, Floor rate 8.67%	£8,250	10,545	10,818	(5)(10)(17)(18)
Tipalti Solutions Ltd.	Senior Secured	April 2029	Prime + 0.45%, Floor rate 6.45%, PIK Interest 2.30%	$72,068	71,700	70,709	(14)(16)
	Senior Secured	April 2029	Prime + 0.45%, Floor rate 6.45%, PIK Interest 2.30%, 3.75% Exit Fee	$42,426	42,366	42,705	(14)(16)
Total Tipalti Solutions Ltd.				$114,494	114,066	113,414
Ushur, Inc.	Senior Secured	June 2028	Prime + 2.20%, Floor rate 9.20%, 3.95% Exit Fee	$14,400	14,121	14,121	(6)(15)
Zappi, Inc.	Senior Secured	December 2027	3-month SOFR + 8.03%, Floor rate 9.03%	$12,632	12,472	12,687	(5)(10)(13)(17)(18)
ZeroEyes, Inc.	Senior Secured	May 2030	Prime + 2.00%, Floor rate 9.50%, PIK Interest 2.00%, 1.50% Exit Fee	$16,332	16,042	16,042	(6)(14)(15)(17)
Zimperium, Inc.	Senior Secured	May 2027	6-month SOFR + 8.31%, Floor rate 9.31%	$14,790	14,667	14,571	(17)(18)
Subtotal: Software (67.79%)*					1,471,211	1,484,503
Space Technologies
Loft Orbital Solutions Inc.	Senior Secured	December 2029	Prime + 1.75%, Floor rate 8.75%, PIK Interest 1.00%, 3.45% Exit Fee	$8,800	8,533	8,533	(17)(19)
Stoke Space Technologies, Inc.	Senior Secured	May 2029	Prime + 1.00%, Floor rate 7.50%, PIK Interest 2.00%, 5.25% Exit Fee	$22,566	21,724	21,724	(6)(14)(15)(17)
Subtotal: Space Technologies (1.38%)*					30,257	30,257
Sustainable and Renewable Technology
Electric Hydrogen Co.	Senior Secured	May 2028	Prime + 2.25%, Floor rate 10.75%, PIK Interest 1.25%, 4.89% Exit Fee	$20,320	20,247	20,359	(14)(15)(17)(19)
Subtotal: Sustainable and Renewable Technology (0.93%)*					20,247	20,359
Total: Debt Investments (187.02%)*					$4,073,161	$4,095,558

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Equity Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Equity	2/21/2024	Preferred Series C	503,778	$1,500	$801
Subtotal: Biotechnology Tools (0.04%)*					1,500	801
Consumer & Business Products

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Fabletics, Inc.	Equity	4/30/2010	Common Stock	42,989	$128	$17
	Equity	7/16/2013	Preferred Series B	130,191	1,101	140
Total Fabletics, Inc.				173,180	1,229	157
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	12,260	433	18	(4)
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	172,328	13	163
Subtotal: Consumer & Business Products (0.02%)*					1,675	338
Consumer & Business Services
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	216,073	1,151	896	(5)(10)
Jobandtalent USA, Inc.	Equity	2/11/2025	Preferred Series F	47,754	563	312	(5)(10)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	2,217	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	126	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	441
	Equity	10/25/2016	Preferred Series A-1	108,710	632	168
Total OfferUp, Inc.				394,790	2,295	609
Oportun	Equity	6/28/2013	Common Stock	48,365	577	298	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	39	—
Rhino Labs, Inc.	Equity	1/24/2022	Common Stock	7,063	1,000	—
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	—	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	—	(7)
	Equity	12/29/2023	Preferred Series C	3,235,298	13,263	209	(7)
Total Tectura Corporation				419,230,161	14,163	209
Worldremit Group Limited	Equity	6/24/2024	Preferred Series X	9,737	922	860	(5)(10)
Subtotal: Consumer & Business Services (0.25%)*					26,973	5,527
Defense Technologies
Shield AI, Inc.	Equity	2/7/2025	Preferred Series F1	28,900	2,250	1,747	(16)
Subtotal: Defense Technologies (0.08%)*					2,250	1,747
Diversified Financial Services
Gibraltar Acquisition, LLC	Equity	3/1/2018	Member Units	1	32,756	22,187	(7)(20)
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	12,035	43,510	(7)(23)
Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	403	518
Subtotal: Diversified Financial Services (3.02%)*					45,194	66,215
Drug Delivery
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	680	1,500	1	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	—
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	3	(4)
Talphera, Inc.	Equity	12/10/2018	Common Stock	8,836	1,329	8	(4)
Subtotal: Drug Delivery (0.00%)*					3,638	12
Drug Discovery & Development

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Akero Therapeutics, Inc.	Equity	3/8/2024	Common Stock	34,483	$1,000	$1,637	(4)(10)
Arcus Biosciences, Inc.	Equity	2/19/2025	Common Stock	204,545	2,250	2,782	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	42	1,000	1	(4)
Axsome Therapeutics, Inc.	Equity	5/9/2022	Common Stock	127,021	4,165	15,427	(4)(10)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	759	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	12,015	(4)
Daré Bioscience, Inc.	Equity	1/8/2015	Common Stock	1,129	1,000	2	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	199	(4)(10)
Dyne Therapeutics, Inc.	Equity	7/2/2025	Common Stock	169,697	1,400	2,147	(4)(10)
Heron Therapeutics, Inc.	Equity	7/25/2023	Common Stock	364,963	500	460	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	91	(15)
Kura Oncology, Inc.	Equity	6/16/2023	Common Stock	47,826	550	423	(4)(10)
Madrigal Pharmaceuticals, Inc.	Equity	9/29/2023	Common Stock	5,100	773	2,339	(4)(10)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	1,177	(5)(10)
Phathom Pharmaceuticals, Inc.	Equity	6/9/2023	Common Stock	147,233	1,730	1,733	(4)(10)(16)
Rafael Holdings, Inc. (p.k.a. Cyclo Therapeutics, Inc.)	Equity	4/6/2021	Common Stock	48	42	—	(4)(10)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	3	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	40	(4)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	1,002	(4)(5)(10)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	1,308
	Equity	10/31/2022	Preferred Series C	170,102	1,000	805
Total Valo Health, LLC				680,410	4,000	2,113
Verge Analytics, Inc.	Equity	9/6/2023	Preferred Series C	208,588	1,500	2,017
	Equity	7/2/2025	SAFE	N/A	103	103	(25)
Total Verge Analytics, Inc.				208,588	1,603	2,120
Viridian Therapeutics, Inc.	Equity	11/6/2023	Common Stock	32,310	400	697	(4)(10)
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	52,202	2,945	179	(4)
Subtotal: Drug Discovery & Development (2.16%)*					36,319	47,346
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	338
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	629
Subtotal: Electronics & Computer Hardware (0.04%)*					2,150	967
Healthcare Services, Other
Carbon Health Technologies, Inc.	Equity	3/30/2021	Common Stock	390,809	1,910	—
Chrome Holding Co. (p.k.a. 23andMe, Inc.)	Equity	3/11/2019	Common Stock	41,287	5,094	162	(4)
Click Therapeutics, Inc.	Equity	5/20/2024	Common Stock	560,000	1,662	2,015	(15)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Curana Health Holdings, LLC	Equity	5/13/2024	Common Units	1,114,380	$2,500	$3,312
Main Street Rural, Inc.	Equity	10/28/2024	Preferred Series D	496	874	1,209
Strive Health Holdings, LLC	Equity	6/27/2025	Common Units	82,043	599	743
WellBe Senior Medical, LLC	Equity	6/10/2024	Common Units	181,163	1,600	1,877
Subtotal: Healthcare Services, Other (0.43%)*					14,239	9,318
Information Services
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	3,403
Subtotal: Information Services (0.16%)*					3,825	3,403
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	1	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	343	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	344
Orchestra BioMed Holdings, Inc.	Equity	8/4/2025	Common Stock	363,636	1,000	902	(4)
Subtotal: Medical Devices & Equipment (0.06%)*					1,250	1,246
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	63
	Equity	6/26/2015	Preferred Series D-2	497,767	7	185
Total Achronix Semiconductor Corporation				775,762	167	248
Subtotal: Semiconductors (0.01%)*					167	248
Software
Armis, Inc.	Equity	10/18/2024	Preferred Series D	294,213	2,000	1,415	(16)
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	2,780	2,780	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	—
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	334	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	927	(5)(10)
Total Contentful Global, Inc.				149,500	638	1,261
DNAnexus, Inc.	Equity	3/21/2014	Preferred Series C	51,948	97	6
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	231
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	5,461
	Equity	8/24/2017	Preferred Series 3	93,620	300	1,128
Total Druva Holdings, Inc.				552,461	1,300	6,589
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Khoros, LLC	Equity	5/23/2025	Earnout Interest	N/A	5,242	5,242	(24)
Leapwork ApS	Equity	8/25/2023	Preferred Series B2	183,073	250	144	(5)(10)
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	266	17
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	2,130	(4)
SingleStore, Inc.	Equity	11/25/2020	Preferred Series E	580,983	2,000	2,348

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
	Equity	8/12/2021	Preferred Series F	52,956	$280	$280
Total SingleStore, Inc.				633,939	2,280	2,628
SirionLabs Pte. Ltd.	Equity	6/30/2024	Preferred Series F1	152,250	1,791	1,711	(5)(10)
Verana Health, Inc.	Equity	7/8/2021	Common Stock	23,814	2,000	—
Subtotal: Software (1.10%)*					28,140	24,154
Space Technologies
Stoke Space Technologies, Inc.	Equity	9/23/2025	Preferred Series D	43,867	1,406	1,385
Subtotal: Space Technologies (0.06%)*					1,406	1,385
Sustainable and Renewable Technology
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	97
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	478
SUNation Energy, Inc.	Equity	12/10/2020	Common Stock	3	3,153	—	(4)
Subtotal: Sustainable and Renewable Technology (0.03%)*					10,153	575
Total: Equity Investments (7.46%)*					$178,879	$163,282
Warrant Investments
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Preferred Series C	75,567	$36	$40
Antheia, Inc.	Warrant	8/29/2025	Common Stock	2,023,810	1,601	1,954
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	461	48	(12)
Subtotal: Biotechnology Tools (0.09%)*					2,098	2,042
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	486,097	242	30	(12)
Subtotal: Communications & Networking (0.00%)*					242	30
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	17	927
Subtotal: Consumer & Business Products (0.04%)*					245	927
Consumer & Business Services
Altumint, Inc.	Warrant	10/31/2024	Common Stock	1,701	126	155	(15)
AppDirect, Inc.	Warrant	9/22/2025	Common Stock	87,938	228	214
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	173	(5)(10)
	Warrant	2/13/2024	Preferred Series D-4	109,257	20	49	(5)(10)
Total Carwow LTD				283,420	184	222
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	—
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	40	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	10
Plentific Ltd	Warrant	10/3/2023	Ordinary Shares	27,298	60	27	(5)(10)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Provi	Warrant	12/22/2022	Common Stock	117,042	$166	$—	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	—	(15)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,604,724	1,242	5,692	(12)(16)
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	57	15
	Warrant	8/23/2019	Preferred Series B	444,444	83	1
Total Skyword, Inc.				2,051,587	140	16
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	—
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	—
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	—
Total Snagajob.com, Inc.				3,611,537	860	—
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	343,497	985	1,478
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	7	(12)
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	64	(5)(10)
	Warrant	8/27/2021	Preferred Series E	1,868	26	—	(5)(10)
Total Worldremit Group Limited				79,083	155	64
Subtotal: Consumer & Business Services (0.36%)*					4,917	7,925
Defense Technologies
Saronic Technologies, Inc.	Warrant	6/9/2025	Preferred Series C	109,757	726	869	(6)(15)
Subtotal: Defense Technologies (0.04%)*					726	869
Drug Discovery & Development
Akero Therapeutics, Inc.	Warrant	6/15/2022	Common Stock	32,129	330	967	(4)(10)
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	61,004	1,290	3,027	(4)(10)(12)
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	47	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	—	(4)
COMPASS Pathways plc	Warrant	6/30/2023	Ordinary Shares	75,376	278	104	(4)(5)(10)
Curevo, Inc.	Warrant	6/9/2023	Common Stock	95,221	233	204	(15)
enGene, Inc.	Warrant	12/22/2023	Common Stock	43,689	118	96	(4)(5)(10)
Heron Therapeutics, Inc.	Warrant	8/9/2023	Common Stock	238,095	228	92	(4)(15)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	10	(4)(10)(15)
Madrigal Pharmaceuticals, Inc.	Warrant	5/9/2022	Common Stock	13,229	570	3,478	(4)(10)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	85	(4)(10)(12)(15)(16)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	11	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	—	(4)
SynOx Therapeutics Limited	Warrant	4/18/2024	Preferred Series B	251,195	83	89	(5)(10)
TG Therapeutics, Inc.	Warrant	12/30/2021	Common Stock	117,168	721	1,924	(4)(10)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	51
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	46,424	510	6	(4)
Subtotal: Drug Discovery & Development (0.47%)*					6,193	10,191

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	$101	$107	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,503	34	59
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	355
Subtotal: Electronics & Computer Hardware (0.02%)*					692	521
Healthcare Services, Other
Curana Health Holdings, LLC	Warrant	1/4/2024	Common Units	447,410	156	659
Modern Life, Inc.	Warrant	3/30/2023	Common Stock	52,665	210	126
NeueHealth, Inc.	Warrant	6/21/2024	Common Stock	340,312	1,848	2,491	(4)(12)
Recover Together, Inc.	Warrant	7/3/2023	Common Stock	194,830	382	57
Strive Health Holdings, LLC	Warrant	9/28/2023	Common Units	129,400	278	422	(15)
Vida Health, Inc.	Warrant	3/28/2022	Preferred Series E	192,431	121	32
Subtotal: Healthcare Services, Other (0.17%)*					2,995	3,787
Information Services
NetBase Quid, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	—
Signal Media Limited	Warrant	6/29/2022	Common Stock	129,638	57	—	(5)(10)
Subtotal: Information Services (0.00%)*					413	—
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	429
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	65
VulcanForms Inc.	Warrant	1/30/2025	Common Stock	83,262	37	41
Subtotal: Manufacturing Technology (0.02%)*					1,102	535
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	369,370	67	93
Subtotal: Media/Content/Info (0.00%)*					67	93
Medical Devices & Equipment
Orchestra BioMed Holdings, Inc.	Warrant	11/6/2024	Common Stock	167,831	216	158	(4)(6)(15)
Senseonics Holdings, Inc.	Warrant	9/8/2023	Common Stock	1,032,718	276	168	(4)
Sight Sciences, Inc.	Warrant	1/22/2024	Common Stock	113,247	363	151	(4)(6)(12)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	—	(4)
Subtotal: Medical Devices & Equipment (0.02%)*					916	477
Semiconductors
Achronix Semiconductor Corporation	Warrant	1/11/2017	Preferred Series D-2	250,000	92	91
Subtotal: Semiconductors (0.00%)*					92	91
Software
Akeyless Security Ltd.	Warrant	8/4/2025	Ordinary Shares	70,334	58	40	(5)(10)
Annex Cloud	Warrant	6/5/2025	Common Units	50,000	—	—
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	448	329

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	$284	$449
Brain Corporation	Warrant	10/4/2021	Common Stock	435,396	215	155
Carbyne, Inc.	Warrant	2/24/2025	Ordinary Shares	11,408	24	36
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	1
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	—
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	810	(5)(10)
Coronet Cyber Security Ltd.	Warrant	9/26/2024	Ordinary Shares	39,183	254	100
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	26	81	(5)(10)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	770,838	461	1,281
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	60
Distributed Creation Inc.	Warrant	4/21/2025	Common Stock	104,622	180	281
Dragos, Inc.	Warrant	6/28/2023	Common Stock	57,528	1,575	1,115
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	491
Earnix, Inc.	Warrant	6/6/2024	Common Stock	20,762	220	294
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	612,166	739	291
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	3
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	175
Harness, Inc.	Warrant	3/12/2024	Common Stock	193,618	534	594
Kore.ai, Inc.	Warrant	3/31/2023	Preferred Series C	64,293	208	100
Leapwork ApS	Warrant	1/23/2023	Common Stock	93,211	39	30	(5)(10)(12)
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series LB-2	86,984	131	16
Mango Technologies, Inc.	Warrant	8/15/2025	Common Stock	75,825	400	451
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	397
Morphisec Information Security 2014 Ltd.	Warrant	10/1/2024	Ordinary Shares	200,115	104	119	(5)(10)
Pindrop Security, Inc.	Warrant	6/26/2024	Common Stock	134,542	494	384	(15)
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	452
Scylla DB Ltd.	Warrant	7/24/2025	Ordinary Shares	107,669	33	54	(5)(10)
Semperis Technologies Inc.	Warrant	4/23/2024	Common Stock	144,244	337	429
Simon Data, Inc.	Warrant	3/22/2023	Common Stock	77,934	96	15	(12)
SingleStore, Inc.	Warrant	4/28/2020	Preferred Series D	312,596	103	463
Sisense Ltd.	Warrant	6/8/2023	Ordinary Shares	321,956	174	63	(5)(10)
Suzy, Inc.	Warrant	8/24/2023	Common Stock	292,936	367	177	(6)(15)
Tipalti Solutions Ltd.	Warrant	3/22/2023	Ordinary Shares	509,753	360	293	(10)(16)
	Warrant	3/27/2025	Ordinary Shares	473,266	136	119	(16)
Total Tipalti Solutions Ltd.				983,019	496	412
Ushur, Inc.	Warrant	6/5/2025	Common Stock	1,603,911	265	221	(6)(15)
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	2	(15)
ZeroEyes, Inc.	Warrant	5/6/2025	Common Stock	26,422	132	73	(6)(15)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2025 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Subtotal: Software (0.48%)*					$11,625	$10,444
Space Technologies
Loft Orbital Solutions Inc.	Warrant	9/10/2025	Common Stock	22,688	185	169
Stoke Space Technologies, Inc.	Warrant	6/16/2025	Common Stock	99,497	990	2,208	(6)(15)
Subtotal: Space Technologies (0.11%)*					1,175	2,377
Sustainable and Renewable Technology
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	85
Electric Hydrogen Co.	Warrant	3/27/2024	Common Stock	246,618	507	281	(15)
Subtotal: Sustainable and Renewable Technology (0.02%)*					559	366
Total: Warrant Investments (1.86%)*					$34,057	$40,675
Total Investments in Securities (196.34%)*					$4,286,097	$4,299,515
Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			$3,036	$4,660	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			1,349	1,616	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.29%)*					4,385	6,276
Software
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			381	363	(5)(10)
Subtotal: Software (0.02%)*					381	363
Total: Investment Funds & Vehicles Investments (0.30%)*					$4,766	$6,639
Total Investments (196.64%)*					$4,290,863	$4,306,154

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Value
Great British Pound (GBP)	6/5/2026	Goldman Sachs Bank USA	£20,814	Sold	$28,056	$86
Total Foreign Currency Forward (0.00%)*					$28,056	$86

*Value as a percent of net assets. All amounts are stated in U.S. Dollars unless otherwise noted. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(1)Prime represents 7.25% as of September 30, 2025. 1-month SOFR, 3-month SOFR and 6-month SOFR represent 4.13%, 3.98%, and 3.85%, respectively, as of September 30, 2025.
(2)Gross unrealized appreciation, gross unrealized depreciation, and net unrealized appreciation for federal income tax purposes totaled $123.1 million, $108.1 million and $15.0 million, respectively. The tax cost of investments is $4.3 billion.
(3)Preferred and common stock, warrants, and equity interests are generally non-income producing.
(4)Except for warrants in 18 publicly traded companies and common stock in 30 publicly traded companies, all investments are restricted as of September 30, 2025 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s Valuation Committee (as defined in “Note 2 - Summary of Significant Accounting Policies - Valuation of Investments”) and approved by the board of directors (the “Board”).
(5)Non-U.S. company or the company’s principal place of business is outside the United States.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2025 (unaudited)
(dollars in thousands)
(6)Denotes that all or a portion of the investment in this portfolio company is held by Hercules SBIC V, L.P., the Company’s wholly owned small business investment company.
(7)Control investment as defined under the Investment Company Act of 1940, as amended (the “1940 Act”) in which Hercules owns at least 25% of the company’s voting securities or has greater than 50% representation on its board.
(8)Debt is on non-accrual status as of September 30, 2025, and is therefore considered non-income producing.
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
(16)Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of September 30, 2025.
(17)Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of September 30, 2025 (Refer to “Note 11 - Commitments and Contingencies”).
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
(21)Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of Common Stock for Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of September 30, 2025, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $2.8 million.
(22)Denotes the security holds rights to royalty fee income associated with certain products of the portfolio company. The approximate cost and fair value of the royalty contract are $11.7 million and $11.8 million, respectively.
(23)Hercules Adviser LLC is owned by Hercules Capital Management LLC and presented with Hercules Partner Holdings, LLC which are both wholly owned by the Company. Please refer to “Note 1 – Description of Business” for additional disclosure.
(24)Denotes investment in a non-voting security in the form of an earnout interest. The terms of the security provide the Company with contractual rights to receive approximately 12.48% of contingent earnout payments from the portfolio company to the earnout holders. As of September 30, 2025, the approximate cost and fair value of the earnout interest is $5.2 million.
(25)Denotes investment in a SAFE (Simple Agreement for Future Equity). The terms of the SAFE provide the Company with preferred stock in the event of an equity financing before the termination of the SAFE. As of September 30, 2025, the approximate cost and fair value of the SAFE is $0.1 million.

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
The Company formed Hercules Capital Management LLC and Hercules Adviser LLC in 2020 as wholly owned Delaware limited liability company subsidiaries. The Company was granted no-action relief by the staff of the Securities and Exchange Commission (“SEC”) to allow Hercules Adviser LLC (the “Adviser Subsidiary”) to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The Adviser Subsidiary provides investment advisory and related services to investment vehicles (“Adviser Funds”) owned by one or more unrelated third-party investors (“External Parties”). The Adviser Subsidiary is owned by Hercules Capital Management LLC and collectively held and presented with Hercules Partner Holdings, LLC, which separately wholly owns the general partnership interests to each of the Adviser Funds.
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
Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated a group of the Company’s executive officers and senior employees to serve as the Board’s “valuation designee” (such group of executive officers and senior employees are referred to herein as the “Valuation Committee”). As of September 30, 2025, approximately 97.6% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Company's Valuation Committee and approved by the Board. Fair Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Valuation Committee, as valuation designee of the Board. The Company’s investments are carried at fair value in accordance with Rule 2a-5 under the 1940 Act and ASC Topic 946. Given the Company's investment strategy, nature of investments, and types of businesses in which it invests, substantially all of the Company’s investments are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to the valuation guidelines approved by the Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market values, the fair value of the Company’s investments may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.
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
Comprehensive Income
The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income for the three and nine months ended September 30, 2025 or 2024. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.
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

3. Fair Value of Financial Instruments
The Company values financial instruments in accordance with ASC 820, using the techniques and approaches outlined in the Company's valuation guidelines, which are approved by the Board. During the periods ended September 30, 2025 and December 31, 2024, there were no changes to the Company’s valuation techniques or approaches as described herein.
Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2025 and December 31, 2024.

(in thousands)	Balance as of September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Other assets and liabilities
Escrow Receivables	$145	$—	$—	$145
Accounts Payable and Accrued Liabilities	(34)	—	—	(34)

Investments
Senior Secured Debt	$4,027,409	$—	$—	$4,027,409
Unsecured Debt	68,149	—	—	68,149
Preferred Stock	51,822	—	—	51,822
Common Stock(2)	111,460	47,710	—	63,750
Warrants	40,675	—	12,864	27,811
	$4,299,515	$47,710	$12,864	$4,238,941
Investment Funds & Vehicles measured at Net Asset Value(3)	6,639
Total Investments, at fair value	$4,306,154
Derivative Instruments(4)	86
Total Investments including cash and cash equivalents and derivative instruments	$4,306,240

(in thousands)	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash and cash equivalents
Money Market Fund(1)	$21,100	$21,100	$—	$—

Other assets and liabilities
Escrow and Other Investment Receivables	$152	$—	$—	$152
Accounts Payable and Accrued Liabilities	(1,012)	$—	$—	(1,012)

Investments
Senior Secured Debt	$3,419,044	$—	$—	$3,419,044
Unsecured Debt	75,557	—	—	75,557
Preferred Stock	53,802	—	—	53,802
Common Stock(2)	74,855	30,262	—	44,593
Warrants	30,500	—	8,677	21,823
	$3,653,758	$30,262	$8,677	$3,614,819
Investment Funds & Vehicles measured at Net Asset Value(3)	6,220
Total Investments, at fair value	$3,659,978
Derivative Instruments(4)	538
Total Investments including cash and cash equivalents and derivative instruments	$3,681,616
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

The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2025 and 2024.

(in thousands)	Balance as of January 1, 2025	Net Realized Gains (Losses)(1)	Net Change in Unrealized Appreciation (Depreciation)(2)	Purchases(5)	Sales	Repayments(6)	Gross Transfers into Level 3(3)*	Gross Transfers out of Level 3(3)*	Balance as of September 30, 2025

Investments
Senior Secured Debt	$3,419,044	$(54,380)	$42,790	$1,383,694	$(67,521)	$(690,976)	$—	$(5,242)	$4,027,409
Unsecured Debt	75,557	—	547	4,267	—	—	—	(12,222)	68,149
Preferred Stock	53,802	—	(6,309)	4,329	—	—	—	—	51,822
Common Stock	44,593	(645)	2,969	975	(1,606)	—	22,558	(5,094)	63,750
Warrants	21,823	607	1,419	5,372	(1,410)	—	—	—	27,811
Other Assets and Liabilities
Escrow Receivables	152	73	(30)	1,814	(1,864)	—	—	—	145
Accounts Payable and Accrued Liabilities	(1,012)	(568)	1,534	2,003	(1,991)	—	—	—	(34)
Total	$3,613,959	$(54,913)	$42,920	$1,402,454	$(74,392)	$(690,976)	$22,558	$(22,558)	$4,239,052

(in thousands)	Balance as of January 1, 2024	Net Realized Gains (Losses)(1)	Net Change in Unrealized Appreciation (Depreciation)(2)	Purchases(5)	Sales	Repayments(6)	Gross Transfers into Level 3(4)*	Gross Transfers out of Level 3(4)*	Balance as of September 30, 2024
Investments
Senior Secured Debt	$2,987,577	$(9,120)	$(34,978)	$1,099,563	$—	$(732,225)	$—	$(4,093)	$3,306,724
Unsecured Debt	69,722	—	828	3,304	—	—	—	—	73,854
Preferred Stock	53,038	(711)	(9,013)	1,597	—	—	2,431	—	47,342
Common Stock	41,790	(1,351)	474	4,100	—	—	1,662	—	46,675
Warrants	22,088	(464)	(2,367)	2,948	(2,829)	—	—	—	19,376
Other Assets and Liabilities
Escrow and Other Investment Receivables	10,888	85	5,869	43	(18,497)	—	—	1,770	158
Accounts Payable and Accrued Liabilities	—	—	—	—	—	—	(1,770)	—	(1,770)
Total	$3,185,103	$(11,561)	$(39,187)	$1,111,555	$(21,326)	$(732,225)	$2,323	$(2,323)	$3,492,359
* The Company recognizes transfers as of the transaction date.
(1)Included in net realized gains (losses) in the accompanying Consolidated Statements of Operations.
(2)Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)During the three months ended March 31, 2025, 23andMe, Inc. Level 1 common stock was converted into Level 3 common stock due to bankruptcy and delisting. Subsequently, during the three months ended June 30, 2025, 23andMe, Inc. was treated as Level 1 common stock due to resumed trading after reaching a definitive agreement during the bankruptcy proceeding. Transfers out of Level 3 debt investments during the nine months ended September 30, 2025 related to the conversion of the Company's Level 3 debt investments in Hercules Adviser LLC, Carbon Health Technologies, Inc., and Khoros, LLC, into common stock Level 3 investments.
(4)Transfers out of Level 3 during the nine months ended September 30, 2024 related to the conversion of the Company's Level 3 debt investments in Better Therapeutics, Inc. and Eigen Technologies Ltd. into common stock and preferred stock Level 3 investments in acquiring companies.
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

(in millions)	Nine Months Ended September 30,
	2025	2024
Debt investments	$17.3	$(32.3)
Preferred stock	(6.3)	(9.2)
Common stock	(2.5)	(0.3)
Warrant investments	1.6	(0.8)

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation guidelines, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level 3 Debt Investments	Fair Value as of September 30, 2025 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(2)
Pharmaceuticals	$599,927	Market Comparable Companies	Hypothetical Market Yield	8.00% - 14.95%	11.92%
			Premium/(Discount)	(2.50%) - 2.00%	0.28%

Technology	1,636,736	Market Comparable Companies	Hypothetical Market Yield	10.01% - 21.06%	12.62%
			Premium/(Discount)	(1.50%) - 5.50%	0.34%
	29,770	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 70.00%	51.07%
	47,720	Liquidation(3)	Probability weighting of alternative outcomes	15.00% - 85.00%	78.81%

Sustainable and Renewable Technology	20,359	Market Comparable Companies	Hypothetical Market Yield	15.46% - 15.46%	15.46%
			Premium/(Discount)	1.00% - 1.00%	1.00%

Medical Devices	74,666	Market Comparable Companies	Hypothetical Market Yield	11.92% - 13.95%	13.10%
			Premium/(Discount)	(0.25%) - 0.50%	0.11%

Lower Middle Market	669,245	Market Comparable Companies	Hypothetical Market Yield	10.02% - 18.45%	13.96%
			Premium/(Discount)	0.00% - 4.00%	0.85%
Debt Investments for which Cost Approximates Fair Value
	675,190	Debt Investments originated within 6 months
	71,202	Imminent Payoffs(4)
	232,737	Debt Investments Maturing in Less than One Year
	38,006	Debt Investments in Wholly-Owned Subsidiaries
	$4,095,558	Total Level 3 Debt Investments
Escrow Receivables	145	Expected Proceeds
Accounts Payable and Accrued Liabilities	(34)	Liquidation(3)	Probability weighting of alternative outcomes	10.00% - 50.00%	44.84%
	$4,095,669	Total Level 3 Debt Investments and Other Assets (Liabilities)
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
Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries noted above as follows:
•Pharmaceuticals, above, is comprised of debt investments in the “Drug Discovery & Development”, “Biotechnology Tools” and “Healthcare Services, Other” industries.
•Technology, above, is comprised of debt investments in the “Communications & Networking”, “Information Services”, “Consumer & Business Services”, “Media/Content/Info”, “Space Technologies”, “Defense Technologies”, “Manufacturing Technology”, “Electronics & Computer Hardware” and “Software” industries.
•Sustainable and Renewable Technology, above, is comprised of debt investments in the “Sustainable and Renewable Technology” industry.
•Medical Devices, above, is comprised of debt investments in the “Medical Devices & Equipment” industry.
•Lower Middle Market, above, is comprised of debt investments in the “Healthcare Services – Other”, “Consumer & Business Services”, “Diversified Financial Services”, “Sustainable and Renewable Technology”, “Consumer & Business Products” and “Software” industries.
(2)The weighted averages are calculated based on the fair market value of each investment.

(3)The significant unobservable input used in the fair value measurement of impaired debt securities and other investment receivables (payables) is the probability weighting of alternative outcomes.
(4)Imminent Payoffs represent debt investments that the Company expects to be repaid within the next three months, prior to their scheduled maturity date.

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
(4)Imminent payoffs represent debt investments that the Company expects to be repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of September 30, 2025 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(5)
Equity Investments	$46,346	Market Comparable Companies	Revenue Multiple(2)	0.2x - 16.1x	7.4x
			Tangible Book Value Multiple(2)	1.6x - 1.6x	1.6x
			Discount for Lack of Marketability(3)	15.67% - 95.18%	24.82%
	9,934	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(88.34%) - 38.35%	(12.30%)
	53,173	Discounted Cash Flow	Discount Rate(7)	11.29% - 34.19%	29.69%
	6,119	Other(6)
Warrant Investments	21,289	Market Comparable Companies	Revenue Multiple(2)	0.6x - 14.5x	4.4x
			Discount for Lack of Marketability(3)	15.65% - 33.10%	26.43%
	6,059	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(60.22%) - 46.76%	10.84%
	463	Other(6)
Total Level 3 Equity and Warrant Investments	$143,383
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
As of September 30, 2025 and December 31, 2024, the 2033 Notes (as defined in “Note 5 - Debt”) were trading on the New York Stock Exchange (“NYSE”) at $25.27 and $25.17 per unit at par value. The par value at underwriting for the 2033 Notes was $25.00 per unit. Based on market quotations on or around September 30, 2025 and December 31, 2024, the 2031 Asset-Backed Notes (as defined in “Note 5 - Debt”) were quoted for 0.981 and 0.963. Based on market quotations on or around September 30, 2025, the 2028 Convertible Notes (as defined in “Note 5 - Debt”) were quoted for 0.995 per dollar at par value. The fair values of the SBA debentures, March 2026 A Notes, March 2026 B Notes, September 2026, January 2027 Notes, and June 2030 Notes (each as defined in “Note 5 - Debt”) are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms. The fair values of the outstanding debt under the MUFG Bank Facility and the SMBC Facility (each as defined in “Note 5 - Debt”) are equal to their outstanding principal balances as of September 30, 2025 and December 31, 2024.
The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
SBA Debentures	$340,717	$331,845	$—	$—	$331,845
March 2026 A Notes	49,961	49,958	—	—	49,958
March 2026 B Notes	49,957	49,970	—	—	49,970
September 2026 Notes	324,057	316,646	—	—	316,646
January 2027 Notes	348,263	342,948	—	—	342,948
2028 Convertible Notes	279,747	286,121	—	286,121	—
June 2030 Notes	342,219	362,985	—	—	362,985
2031 Asset-Backed Notes	88,391	86,937	—	86,937	—
2033 Notes	39,124	40,432	—	40,432	—
MUFG Bank Facility	66,000	66,000	—	—	66,000
SMBC Facility	222,702	222,866	—	—	222,866
Total	$2,151,138	$2,156,708	$—	$413,490	$1,743,218

(in thousands)	December 31, 2024
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
SBA Debentures	$271,371	$260,436	$—	$—	$260,436
February 2025 Notes	49,981	50,698	—	—	50,698
June 2025 Notes	69,919	69,308	—	—	69,308
June 2025 3-Year Notes	49,926	49,713	—	—	49,713
March 2026 A Notes	49,889	49,052	—	—	49,052
March 2026 B Notes	49,880	49,087	—	—	49,087
September 2026 Notes	323,321	302,244	—	—	302,244
January 2027 Notes	347,265	327,928	—	—	327,928
2031 Asset-Backed Notes	118,769	115,031	—	115,031	—
2033 Notes	39,043	40,272	—	40,272	—
MUFG Bank Facility	116,000	116,000	—	—	116,000
SMBC Facility	283,591	283,591	—	—	283,591
Total	$1,768,955	$1,713,360	$—	$155,303	$1,558,057
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
The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three and nine months ended September 30, 2025 and 2024.

(in thousands)			Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
Portfolio Company(1)	Type	Fair Value as of September 30, 2025	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$344	$—	$—	$31	$—	$—	$—	$275	$—
Gibraltar Acquisition LLC(2)	Control	60,193	1,123	44	(118)	—	3,786	124	386	—
Hercules Adviser LLC(3)	Control	43,510	2,100	—	(712)	—	6,100	—	1,320	—
Tectura Corporation	Control	8,276	174	—	(1,742)	—	516	—	(3,381)	—
Total Control Investments		$112,323	$3,397	$44	$(2,541)	$—	$10,402	$124	$(1,400)	$—

(in thousands)			Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
Portfolio Company(1)	Type	Fair Value as of September 30, 2024	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$319	$—	$—	$133	$—	$—	$—	$57	$—
Gibraltar Acquisition, LLC(2)	Control	57,302	1,359	36	(74)	—	3,926	108	(6,365)	—
Hercules Adviser LLC(3)	Control	43,433	1,954	—	705	—	5,457	—	2,720	—
Tectura Corporation	Control	12,043	174	—	509	—	518	—	526	—
Total Control Investments		$113,097	$3,487	$36	$1,273	$—	$9,901	$108	$(3,062)	$—
(1)In accordance with Rules 3-09, 4-08(g), and Rule 10-01(b)(1) of Regulation S-X, (“Rule 3-09”, “Rule 4-08(g)”, and “Rule 10-01(b)(1)”, respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of September 30, 2025 and September 30, 2024, there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.
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
Portfolio Composition
The following table shows the fair value of the Company’s portfolio of investments by asset class as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$4,027,409	93.5%	$3,419,044	93.4%
Unsecured Debt	68,149	1.6%	75,557	2.1%
Preferred Stock	51,822	1.2%	53,802	1.5%
Common Stock	111,460	2.6%	74,855	2.0%
Warrants	40,675	0.9%	30,500	0.8%
Investment Funds & Vehicles	6,639	0.2%	6,220	0.2%
Total	$4,306,154	100.0%	$3,659,978	100.0%
A summary of the Company’s investment portfolio, at value, by geographic location as of September 30, 2025 and December 31, 2024 is shown as follows:

(in thousands)	September 30, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$3,892,061	90.4%	$3,288,737	89.9%
Netherlands	118,026	2.8%	59,157	1.6%
United Kingdom	117,032	2.7%	142,183	3.9%
Israel	61,553	1.4%	88,066	2.4%
Germany	50,419	1.2%	49,255	1.3%
Switzerland	34,078	0.8%	—	0.0%
Canada	16,659	0.4%	16,251	0.4%
Denmark	9,536	0.2%	9,284	0.3%
Ireland	4,716	0.1%	4,649	0.1%
Singapore	1,711	0.0%	1,996	0.1%
Other	363	0.0%	400	0.0%
Total	$4,306,154	100.0%	$3,659,978	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Software	$1,519,464	35.3%	$1,081,100	29.5%
Drug Discovery & Development	988,816	23.0%	1,080,390	29.5%
Healthcare Services, Other	833,492	19.3%	610,184	16.7%
Consumer & Business Services	433,323	10.1%	372,641	10.2%
Defense Technologies	140,622	3.3%	—	0.0%
Diversified Financial Services	104,221	2.4%	113,491	3.1%
Medical Devices & Equipment	76,389	1.8%	74,962	2.0%
Electronics & Computer Hardware	51,080	1.2%	162,888	4.5%
Space Technologies	34,019	0.8%	45,700	1.2%
Communications & Networking	27,535	0.6%	27,700	0.8%
Information Services	23,988	0.5%	24,356	0.7%
Biotechnology Tools	22,326	0.5%	35,434	1.0%
Sustainable and Renewable Technology	21,300	0.5%	27,696	0.8%
Manufacturing Technology	20,419	0.5%	1,162	0.0%
Consumer & Business Products	8,716	0.2%	1,497	0.0%
Semiconductors	339	0.0%	704	0.0%
Media/Content/Info	93	0.0%	63	0.0%
Drug Delivery	12	0.0%	10	0.0%
Total	$4,306,154	100.0%	$3,659,978	100.0%
No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of September 30, 2025 or December 31, 2024.
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
As of September 30, 2025 and December 31, 2024, the Company’s ten largest portfolio companies represented approximately 28.9% and 31.6%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of September 30, 2025 and December 31, 2024, the Company had seven and six portfolio companies, respectively, that represented 5% or more of the Company’s net assets. As of September 30, 2025, the Company had four equity investments representing 57.0% of the total fair value of the Company's equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. As of December 31, 2024, the Company had three equity investments which represented approximately 49.7% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments.
Investment Collateral
In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. The Company's investments were collateralized as follows as of September 30, 2025 and December 31, 2024:

	Percentage of debt investments (at fair value), as of
	September 30, 2025	December 31, 2024
Senior Secured First Lien
All assets including intellectual property	72.4%	67.1%
All assets with negative pledge on intellectual property	10.4%	14.2%
“Last-out” with security interest in all of the assets	7.6%	9.7%
Total senior secured first lien position	90.4%	91.0%
Second lien	7.9%	6.8%
Unsecured	1.7%	2.2%
Total debt investments at fair value	100.0%	100.0%
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The following is a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of September 30, 2025 and December 31, 2024:

(in thousands)		Fair Value
Derivative Instrument	Statement Location	September 30, 2025	December 31, 2024
Foreign currency forward contract	Other assets	$86	$538
	Total	$86	$538
Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the three and nine months ended September 30, 2025 and 2024 are in the following locations in the Consolidated Statements of Operations:

(in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2025	2024	2025	2024
Foreign currency forward contract	Net realized gain (loss) - Non-control / Non-affiliate investments	$—	$—	$(1,551)	$(849)
Foreign currency forward contract	Net change in unrealized appreciation (depreciation) - Non-control / Non-affiliate investments	593	(1,356)	(452)	(402)
	Total	$593	$(1,356)	$(2,003)	$(1,251)
Investment Income
The Company’s investment portfolio generates interest, fee, and dividend income. The composition of the Company’s interest income and fee income is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest income	$97,533	$90,288	$280,771	$268,441
Exit fee interest income	14,246	12,047	39,264	34,519
PIK interest income	14,475	12,706	41,583	37,870
Dividend income	2,100	2,100	6,600	5,800
Other investment income(1)	2,803	1,909	8,082	5,728
Total interest and dividend income	$131,157	$119,050	$376,300	$352,358

Recurring fee income	$2,945	$2,423	$8,379	$7,081
Fee income - expired commitments	454	413	1,486	1,790
Accelerated fee income - early repayments	3,537	3,362	8,898	10,578
Total fee income	$6,936	$6,198	$18,763	$19,449
(1)Other investment income includes OID interest income and interest recorded on other assets.

As of September 30, 2025 and December 31, 2024, unamortized capitalized fee income was recorded as follows:

(in millions)	September 30, 2025	December 31, 2024
Offset against debt investment cost	$41.6	$36.9
Deferred obligation contingent on funding or other milestone	11.2	9.1
Total Unamortized Fee Income	$52.8	$46.0
As of September 30, 2025 and December 31, 2024, loan exit fees receivable were recorded as follows:

(in millions)	September 30, 2025	December 31, 2024
Included within debt investment cost	$42.8	$39.2
Deferred receivable related to expired commitments	3.6	3.0
Total Exit Fees Receivable	$46.4	$42.2
5. Debt
As of September 30, 2025 and December 31, 2024, the Company had the following available and outstanding debt:

(in thousands)	September 30, 2025			December 31, 2024
	Total Available	Principal Outstanding	Carrying Value(1)	Total Available	Principal Outstanding	Carrying Value(1)
SBA Debentures(2)(4)	$350,000	$350,000	$340,717	$350,000	$279,000	$271,371
February 2025 Notes	—	—	—	50,000	50,000	49,981
June 2025 Notes	—	—	—	70,000	70,000	69,919
June 2025 3-Year Notes	—	—	—	50,000	50,000	49,926
March 2026 A Notes	50,000	50,000	49,961	50,000	50,000	49,889
March 2026 B Notes	50,000	50,000	49,957	50,000	50,000	49,880
September 2026 Notes	325,000	325,000	324,057	325,000	325,000	323,321
January 2027 Notes	350,000	350,000	348,263	350,000	350,000	347,265
2028 Convertible Notes	287,500	287,500	279,747	—	—	—
June 2030 Notes	350,000	350,000	342,219	—	—	—
2031 Asset-Backed Notes	88,639	88,639	88,391	119,475	119,475	118,769
2033 Notes	40,000	40,000	39,124	40,000	40,000	39,043
MUFG Bank Facility(2)	440,000	66,000	66,000	400,000	116,000	116,000
SMBC Facility(2)(3)(5)	475,000	222,866	222,702	475,000	283,790	283,591
Total	$2,806,139	$2,180,005	$2,151,138	$2,329,475	$1,783,265	$1,768,955
(1)Except for the SMBC Facility and MUFG Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the debt as of the balance sheet date.
(2)Availability subject to the Company meeting the borrowing base requirements.
(3)“Total Available” includes $175.0 million of available commitment through the letter of credit facility as of September 30, 2025 and December 31, 2024.
(4)As of September 30, 2025 and December 31, 2024, the total available debt under the SBA Debentures was $350.0 million, of which $175.0 million was available to HC IV and $175.0 million was available to SBIC V.
(5)In November 2024, the Company amended its SMBC Facility and converted a portion of the existing revolver facility into a term loan facility in connection therewith. As of September 30, 2025, the term loan portion of the SMBC Facility for total available, outstanding principal, and carrying value was $25.0 million, $25.0 million, and $24.8 million respectively. As of December 31, 2024, the term loan portion of the SMBC Facility for total available, outstanding principal, and carrying value was $25.0 million, $25.0 million, and $24.8 million, respectively.

Debt issuance costs, net of accumulated amortization, were as follows as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
SBA Debentures	$9,283	$7,629
February 2025 Notes	—	19
June 2025 Notes	—	81
June 2025 3-Year Notes	—	74
March 2026 A Notes	39	111
March 2026 B Notes	43	120
September 2026 Notes	943	1,679
January 2027 Notes	1,737	2,735
2028 Convertible Notes	7,753	—
June 2030 Notes	7,781	—
2031 Asset-Backed Notes	248	706
2033 Notes	876	957
MUFG Bank Facility(1)	3,803	1,770
SMBC Facility(1)(2)	2,417	2,693
Total	$34,923	$18,574
(1)The MUFG Bank Facility and SMBC Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.
(2)As part of the November 2024 amendment of the SMBC Facility, the existing revolver facility was split into a revolver facility and a term loan facility. As of September 30, 2025, the debt issuance costs, net of accumulated amortization of the revolver facility is $2.2 million and the term loan is $0.2 million. As of December 31, 2024, the debt issuance costs, net of accumulated amortization of the revolver facility is $2.5 million and the term loan is $0.2 million.
For the three and nine months ended September 30, 2025, the components of interest expense, related fees, losses on debt extinguishment and cash paid for interest expense for debt were as follows:

(in thousands)	Three Months Ended September 30, 2025					Nine Months Ended September 30, 2025
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$3,381	$295	$—	$3,676	$5,892	$8,806	$785	$—	$9,591	$9,863
February 2025 Notes	—	—	—	—	—	202	19	—	221	1,070
June 2025 Notes	—	—	—	—	—	1,274	81	—	1,355	1,508
June 2025 3-Year Notes	—	—	—	—	—	1,433	74	—	1,507	1,500
March 2026 A Notes	562	23	—	585	1,125	1,687	71	—	1,758	2,250
March 2026 B Notes	569	25	—	594	1,138	1,706	77	—	1,783	2,276
September 2026 Notes	2,174	204	—	2,378	4,266	6,523	611	—	7,134	8,532
January 2027 Notes	3,079	208	—	3,287	5,906	9,236	621	—	9,857	11,812
2028 Convertible Notes	3,763	353	—	4,116	6,487	8,315	781	—	9,096	6,487
June 2030 Notes	5,441	221	—	5,662	—	6,348	258	—	6,606	—
2031 Asset-Backed Notes(2)	1,243	69	—	1,312	1,241	4,206	229	—	4,435	4,139
2033 Notes	625	27	—	652	625	1,875	81	—	1,956	1,875
MUFG Bank Facility	1,191	259	798	2,248	1,210	5,736	1,083	1,997	8,816	5,719
SMBC Facility	2,161	203	319	2,683	1,897	9,470	614	767	10,851	9,764
Total	$24,189	$1,887	$1,117	$27,193	$29,787	$66,817	$5,385	$2,764	$74,966	$66,795
(1)Interest expense includes amortization of OID for the three months ended September 30, 2025, of $42 thousand, $126 thousand, $311 thousand, $191 thousand, and $34 thousand related to the September 2026 Notes, January 2027 Notes, 2028 Convertible Notes, June 2030 Notes, and 2031 Asset-Backed Notes, respectively. Interest expense includes amortization of OID for the nine months ended September 30, 2025, of $125 thousand, $377 thousand, $690 thousand, $223 thousand, and $109 thousand related to the September 2026 Notes, January 2027 Notes, 2028 Convertible Notes, June 2030 Notes, and 2031 Asset-Backed Notes, respectively.
(2)During the three and nine months ended September 30, 2025, we have recognized $84 thousand and $120 thousand, respectively, of loss on debt extinguishment for 2031 Asset-Backed Notes.

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
(1)Interest expense includes amortization of OID for the three months ended September 30, 2024 of $42 thousand, $126 thousand, and $47 thousand related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively. Interest expense includes amortization of OID for the nine months ended September 30, 2024 of $125 thousand, $377 thousand, and $141 thousand related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.
The overall weighted average interest cost, cost of debt and debt outstanding for the Company for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Weighted average interest cost	4.4%	4.6%	4.3%	4.4%
Weighted average cost of debt(1)	5.1%	5.1%	4.9%	5.0%
Weighted average debt outstanding	$2,128,248	$1,736,913	$2,029,422	$1,696,442
(1)Cost of debt includes interest and fees.

As of September 30, 2025 and December 31, 2024, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company's debt.

SBA Debentures
The Company held the following SBA debentures outstanding principal balances as of September 30, 2025 and December 31, 2024:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	September 30, 2025	December 31, 2024
March 26, 2021	September 1, 2031	1.58%	$37,500	$37,500
June 25, 2021	September 1, 2031	1.58%	16,200	16,200
July 28, 2021	September 1, 2031	1.58%	5,400	5,400
August 20, 2021	September 1, 2031	1.58%	5,400	5,400
October 21, 2021	March 1, 2032	3.21%	14,000	14,000
November 1, 2021	March 1, 2032	3.21%	21,000	21,000
November 15, 2021	March 1, 2032	3.21%	5,200	5,200
November 30, 2021	March 1, 2032	3.21%	20,800	20,800
December 20, 2021	March 1, 2032	3.21%	10,000	10,000
December 23, 2021	March 1, 2032	3.21%	10,000	10,000
December 28, 2021	March 1, 2032	3.21%	5,000	5,000
January 14, 2022	March 1, 2032	3.21%	4,500	4,500
January 21, 2022	March 1, 2032	3.21%	20,000	20,000
November 8, 2024	March 1, 2035	5.09%	30,000	30,000
December 6, 2024	March 1, 2035	5.09%	33,600	33,600
December 12, 2024	March 1, 2035	5.09%	8,400	8,400
December 20, 2024	March 1, 2035	5.09%	32,000	32,000
February 5, 2025	March 1, 2035	5.09%	6,000	—
March 28, 2025	September 1, 2035	4.66%	10,000	—
April 25, 2025	September 1, 2035	4.66%	15,000	—
May 9, 2025	September 1, 2035	4.66%	5,000	—
June 5, 2025	September 1, 2035	4.66%	17,000	—
June 12, 2025	September 1, 2035	4.66%	3,000	—
June 25, 2025	September 1, 2035	4.66%	15,000	—
Total SBA Debentures			$350,000	$279,000
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

The Company's SBICs were in compliance with all SBIC terms, including those pertaining to the SBA Debentures as of September 30, 2025 and December 31, 2024. The following table summarizes information related to our SBICs as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
Description	HC IV	SBIC V	HC IV	SBIC V
Number of investments held	40	23	33	11
Fair value of investments (in millions)	$411.3	$272.5	$377.7	$155.6
Percentage of fair value of investments based on the Company's total investment portfolio	9.6%	6.3%	10.3%	4.3%
Tangible assets (in millions)	$416.3	$276.3	$382.9	$157.8
Percentage of tangible assets based on the Company's total assets	9.4%	6.3%	10.0%	4.1%
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
Prior to the close of business on the business day immediately preceding March 1, 2028, holders may convert their 2028 Convertible Notes only under certain circumstances set forth in the 2028 Convertible Notes Indenture, dated March 10, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee. On or after March 1, 2028 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2028 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock, subject to an irrevocable settlement method election that may be made by the Company. The conversion rate is initially 46.5631 shares of common stock per $1,000 principal amount of 2028 Convertible Notes (equivalent to an initial conversion price of $21.48 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2028 Convertible Notes in connection with such a corporate event in certain circumstances. As of September 30, 2025, the conversion rate was 46.5631 shares of common stock per $1,000 principal amount of 2028 Convertible Notes or conversion price of $21.48 per share of common stock.
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
Under the terms of the 2031 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2031 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2031 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of September 30, 2025 and December 31, 2024, there was approximately $21.1 million and $3.3 million, respectively, of funds segregated as restricted cash related to the 2031 Asset-Backed Notes. The reinvestment period for 2031 Asset-Backed Notes ended on July 20, 2024, and as a result all principal payments received from portfolio companies will no longer be eligible for reinvestment and will be utilized to pay down the outstanding principal amount. During the three and nine months ended September 30, 2025, the Company repaid $22.9 million and $30.8 million of principal, respectively, and accelerated recognition of $84 thousand and $120 thousand, respectively, of debt issuance costs associated with extinguishment of the debt. During the year ended December 31, 2024, the Company repaid $30.5 million of principal and accelerated recognition of $0.2 million of debt issuance costs associated with extinguishment of the debt. This is disclosed as “Loss on extinguishment of debt” in the Consolidated Statements of Operations.
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
Credit Facilities
As of September 30, 2025 and December 31, 2024, the Company has two available credit facilities, the MUFG Bank Facility and the SMBC Facility (together, the “Credit Facilities”). For the nine months ended September 30, 2025 and the year ended December 31, 2024, the weighted average interest rate was 5.68% and 7.63%, respectively, and the average debt outstanding under the Credit Facilities was $357.0 million and $338.0 million, respectively.
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
SMBC Facility
On November 26, 2024, the Company entered into a fifth amendment (the “Fifth Amendment”) to its revolving credit agreement, which amends the revolving credit agreement, dated as of November 9, 2021, with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”), as administrative agent, and the lenders and issuing banks to the SMBC Facility. As of September 30, 2025, the SMBC Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies of up to $300.0 million, from which the Company may access subject to certain conditions. The SMBC Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $500.0 million, funded by existing or additional lenders and with the agreement of SMBC Bank and subject to other customary conditions. Availability under the revolving SMBC Facility will terminate on November 24, 2028, and the outstanding loans under the SMBC Facility will mature on November 26, 2029. Borrowings under the SMBC Facility are subject to compliance with a borrowing base and an aggregate portfolio balance. The Company’s obligations under the SMBC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and the subsidiary guarantors thereunder.
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

Taxable income and taxable net realized gains (losses) for the three and nine months ended September 30, 2025 and 2024 appears as follows:

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Taxable income	$85.7	$75.8	$230.4	$230.0
Taxable income per share	$0.47	$0.47	$1.31	$1.44
Taxable net realized gains (losses)	$5.1	$8.7	$(30.6)	$18.1
Taxable net realized gains (losses) per share	$0.04	$0.05	$(0.17)	$0.11
Weighted average shares outstanding	180.4	161.0	175.6	159.7
The aggregate gross unrealized appreciation (depreciation) of the Company’s investment over cost for U.S. federal income tax purposes appears as follows:

(in millions)	September 30, 2025	December 31, 2024
Aggregate gross unrealized appreciation	$123.1	$108.4
Aggregate gross unrealized depreciation	108.1	156.5
Net unrealized appreciation (depreciation) over cost for U.S. federal income tax purposes	15.0	(48.1)
Aggregate cost of securities for U.S. federal income tax purposes (in billions)	4.3	3.7
For the three and nine months ended September 30, 2025, the Company paid less than $0.1 million and approximately $6.3 million, respectively, of income tax, including excise tax, and had $4.1 million of accrued, but unpaid tax expense as of September 30, 2025. For the three and nine months ended September 30, 2024, the Company paid zero and approximately $5.2 million, respectively, of income tax, including excise tax, and had $5.3 million of accrued, but unpaid tax expense as of September 30, 2024.
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
In accordance with ASC 740, the Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. Based on an analysis of the Company’s tax position, there are no uncertain tax positions that meet the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2021 – 2024 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2020 – 2024 state tax years for the Company remain subject to examination by the state taxing authorities.
7. Stockholders’ Equity and Distributions
The Company has issued and outstanding 181,776 thousand and 170,575 thousand shares of common stock as of September 30, 2025 and December 31, 2024, respectively. The Company currently sell shares through its equity distribution agreements (the “2024 Equity Distribution Agreements”) with Citizens JMP Securities LLC and Jefferies LLC (the “Sales Agents”) entered into on December 12, 2024. The 2024 Equity Distribution Agreements provide that the Company may offer and sell up to 30.0 million shares of its common stock from time to time through the Sales Agents. Sales of the Company's common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. The 2024 Equity Distribution Agreements replaced the ATM equity distribution agreements between the Company and the Sales Agents executed on May 5, 2023.

The Company issued and sold the following shares of common stock during the nine months ended September 30, 2025 and 2024:

(in millions, except per share data)
Nine Months Ended September 30,	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Price/Share
2025	10.4	$191.0	$2.2	$188.8	$18.24
2024	3.7	$67.3	$1.0	$66.3	$17.83
The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of September 30, 2025, approximately 19.6 million shares remain available for issuance and sale under the 2024 Equity Distribution Agreements.
The Company currently pays quarterly distributions to its stockholders. The following table summarizes the Company’s distributions declared during the nine months ended September 30, 2025 and year ended December 31, 2024:

(in thousands, except per share data)
Distribution Type	Declared Date	Record Date	Payment Date	Per Share Amount	Total Amount
Base	February 8, 2024	February 28, 2024	March 6, 2024	$0.40	$63,359
Supplemental	February 8, 2024	February 28, 2024	March 6, 2024	0.08	12,672
Base	April 25, 2024	May 14, 2024	May 21, 2024	0.40	64,912
Supplemental	April 25, 2024	May 14, 2024	May 21, 2024	0.08	12,982
Base	July 25, 2024	August 13, 2024	August 20, 2024	0.40	64,953
Supplemental	July 25, 2024	August 13, 2024	August 20, 2024	0.08	12,990
Base	October 24, 2024	November 13, 2024	November 20, 2024	0.40	66,980
Supplemental	October 24, 2024	November 13, 2024	November 20, 2024	0.08	13,396
Total distributions declared during the year ended December 31, 2024				$1.92	$312,244
Base	February 6, 2025	February 26, 2025	March 5, 2025	$0.40	$69,263
Supplemental	February 6, 2025	February 26, 2025	March 5, 2025	0.07	12,121
Base	April 23, 2025	May 13, 2025	May 20, 2025	0.40	70,709
Supplemental	April 23, 2025	May 13, 2025	May 20, 2025	0.07	12,374
Base	July 24, 2025	August 12, 2025	August 19, 2025	0.40	72,671
Supplemental	July 24, 2025	August 12, 2025	August 19, 2025	0.07	12,717
Total distributions declared during the nine months ended September 30, 2025				$1.41	$249,855
During the nine months ended September 30, 2025, for income tax purposes, the distributions paid of $1.41 per share were comprised of $1.35 per share of ordinary income and $0.06 per share of long-term capital gains. As of September 30, 2025, the Company estimates that it has generated undistributed taxable earnings “spillover” of $0.80 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements.
The Company has a distribution reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend record date. During the nine months ended September 30, 2025 and 2024, the Company issued 355,971 and 342,129 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan.
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
The Company has granted equity-based awards that have service and performance conditions. Certain of the Company’s equity-based awards are classified as liability awards in accordance with ASC Topic 718, Compensation – Stock Compensation. All of the Company’s equity-based awards require future service, and are expensed over the relevant service period. The Company does not estimate forfeitures, and reverses all unvested costs associated with equity-awards in the period they are forfeited. For the three months ended September 30, 2025 and 2024, the Company recognized $3.7 million and $3.2 million of stock-based compensation expense in the Consolidated Statements of Operations, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized $11.0 million and $9.7 million of stock-based compensation expense in the Consolidated Statements of Operations, respectively. As of September 30, 2025 and September 30, 2024, approximately $22.9 million and $20.0 million of total unrecognized compensation costs expected to be recognized over the next 2.4 and 2.3 years, respectively.
Service Vesting Awards
The Company grants equity-based awards which have service conditions, which generally begin to vest one-third after one year after the date of grant and ratably over the succeeding two years in accordance with the individual award terms. Certain awards have service conditions of longer duration and may begin to vest up to seven years after the date of grant. These equity-based awards which vest upon achievement of service conditions are collectively referred to as the “Service Vesting Awards”. The grant date fair value of Service Vesting Awards granted during the nine months ended September 30, 2025 and 2024, were approximately $16.1 million, and $14.7 million, respectively.
The Company has granted restricted stock equity awards in the form of restricted stock awards and restricted stock units. The Company determines the grant date fair values of restricted stock equity awards using the grant date stock close price. The activities for the Company's unvested restricted stock equity awards for each of the nine months ended September 30, 2025 and 2024, are summarized below:

	Nine Months Ended September 30,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested Shares Beginning of Period	2,060,432	$12.24	1,880,409	$14.52
Granted	800,547	$19.92	835,481	$17.48
Vested	(687,862)	$16.09	(687,360)	$14.46
Forfeited	(44,703)	$14.07	(38,128)	$15.45
Unvested Shares End of Period	2,128,414	$13.84	1,990,402	$12.70
In addition to the restricted stock equity-based awards, the Company has also issued stock options to certain employees. The fair value of options granted during the nine months ended September 30, 2025 and 2024, was approximately $108 thousand and $134 thousand, respectively. During the nine months ended September 30, 2025 and 2024, approximately $96 thousand, and $98 thousand of share-based cost due to stock option grants was expensed, respectively.
Liability Classified Awards
The Company has granted equity-based awards which are subject to both service and performance conditions. These awards are settled either in cash or a fixed dollar value of shares, subject to the terms of each individual award, and therefore classified as liability awards (the “Liability Awards”). As of September 30, 2025, all Liability Awards have vested and have been settled. Generally, if the performance conditions of these types of awards are not met, the total compensation expense related to the Liability Awards may be less than the maximum granted value of the awards. The Company records Liability Awards as deferred compensation within Accounts Payable and Accrued Liabilities included on the Consolidated Statements of Assets and Liabilities.
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
During the nine months ended September 30, 2025, no compensation expense related to the Liability Awards was recognized in the Consolidated Statements of Operations and no Liability Awards vested. As of September 30, 2025, no amounts remain outstanding.
During the nine months ended September 30, 2024, approximately $0.5 million of compensation expense related to the Liability Awards was recognized in the Consolidated Statements of Operations. As of September 30, 2024, no amounts remain outstanding. During the nine months ended September 30, 2024, $3.1 million Liability Awards were vested.
9. Earnings Per Share
Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net increase (decrease) in net assets resulting from operations	$119,685	$68,711	$248,909	$201,527
Less: Total distributions declared	(85,388)	(77,943)	(249,855)	(231,868)
Total Earnings (loss), net of total distributions	34,297	(9,232)	(946)	(30,341)

Earnings (loss), net of distributions attributable to common shares	34,042	(9,232)	(947)	(30,341)
Add: Distributions declared attributable to common shares	84,752	77,263	247,749	229,650
Numerator for basic change in net assets per common share	118,794	68,031	246,802	199,309
Add: Income impact of assumed conversion of 2028 Convertible Notes	4,116	—	9,096	—
Numerator for diluted change in net assets per common share	$122,910	$68,031	$255,898	$199,309

Denominator
Basic weighted average common shares outstanding	180,360	161,019	175,633	159,742
Incremental shares from assumed conversion of 2028 Convertible Notes	13,387	—	10,015	—
Common shares issuable	611	496	603	511
Weighted average common shares outstanding assuming dilution	194,358	161,515	186,251	160,253

Change in net assets per common share:
Basic	$0.66	$0.42	$1.41	$1.25
Diluted	$0.63	$0.42	$1.37	$1.24
In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.
The issuance of the 2028 Convertible Notes is considered part of the if-converted method for calculation of diluted earnings per share. In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and nine months ended September 30, 2025, there was no anti-dilution when applying the if-converted method for the 2028 Convertible Notes.
The calculation of change in net assets resulting from operations per common share assuming dilution, excludes all anti-dilutive shares. For the three and nine months ended September 30, 2025 and 2024, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-dilutive Securities	2025	2024	2025	2024
Unvested common stock options	1,527	832	1,217	1,212
Unvested restricted stock awards	—	152	1,094	398
As of September 30, 2025 and December 31, 2024, the Company was authorized to issue 300.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

10. Financial Highlights
Following is a schedule of financial highlights for the nine months ended September 30, 2025 and 2024:

(in thousands, except per share data and ratios)	Nine Months Ended September 30,
	2025	2024
Per share data: (1)
Net asset value at beginning of period	$11.66	$11.43
Net investment income	1.45	1.53
Net realized gain (loss)	(0.35)	0.01
Net unrealized appreciation (depreciation)	0.31	(0.28)
Total from investment operations	1.41	1.26
Net increase (decrease) in net assets from capital share transactions(1)	0.33	0.10
Distributions of net investment income(6)	(1.36)	(1.45)
Distributions of capital gains (6)	(0.06)	—
Stock-based compensation expense included in net investment income and other movements(2)	0.07	0.06
Net asset value at end of period	$12.05	$11.40

Ratios and supplemental data:
Per share market value at end of period	$18.91	$19.64
Total return(3)	1.22%	26.84%
Shares outstanding at end of period	181,776	162,505
Weighted average number of common shares outstanding	175,633	159,742
Net assets at end of period	$2,189,865	$1,851,810
Ratio of total expense to average net assets(4)	9.01%	9.18%
Ratio of net investment income before investment gains and losses to average net assets(4)	16.36%	17.67%
Portfolio turnover rate(5)	19.01%	20.06%
Weighted average debt outstanding	$2,029,422	$1,696,442
Weighted average debt per common share	$11.55	$10.62
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
(3)The total return for the nine months ended September 30, 2025 and 2024 equals to the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.
(4)The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)The portfolio turnover rate for the nine months ended September 30, 2025 and 2024 equals to the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
(6)Includes distributions on unvested restricted stock awards.
11. Commitments and Contingencies
The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. As of September 30, 2025, a portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones.
As of September 30, 2025 and December 31, 2024, the Company had approximately $437.5 million and $448.5 million, respectively, of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The amounts disclosed exclude unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) related to the portion of portfolio company investments assigned to or directly committed by the Adviser Funds as described in “Note -12 Related Party Transactions”. The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations embedded in the borrowing agreements.
As of September 30, 2025 and December 31, 2024, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	September 30, 2025	December 31, 2024
Debt Investments:
Arcus Biosciences, Inc.	$37,500	$37,500
Thumbtack, Inc.	30,000	30,000
Earnix, Inc.	26,250	41,250
Harness, Inc.	25,988	11,550
ChenMed, LLC	25,000	—
Disc Medicine, Inc.	22,500	22,500
Saronic Technologies, Inc.	21,250	—
Pindrop Security, Inc.	19,375	19,375
GoEuro Travel GmbH	18,750	26,250
Mango Technologies, Inc.	16,750	—
Locus Robotics Corp.	16,250	16,250
Weee! Inc.	12,500	—
Alector, Inc.	10,500	10,500
CoreView USA, Inc.	10,000	10,000
DroneDeploy, Inc.	10,000	625
Electric Hydrogen Co.	10,000	—
iSpot.tv, Inc.	9,750	—
Marathon Health, LLC	9,620	24,250
DocPlanner	9,538	—
Loft Orbital Solutions Inc.	7,700	—
Elation Health, Inc.	7,500	—
ZeroEyes, Inc.	6,000	—
Stoke Space Technologies, Inc.	5,625	—
Distributed Creation Inc.	5,000	—
DNSFilter, Inc.	5,000	—
Scylla DB Ltd.	4,886	—
Smartsheet Inc.	4,840	—
AlphaSense, Inc.	4,000	4,000
WellBe Senior Medical, LLC	4,000	12,000
LogRhythm, Inc.	3,143	3,143
Altumint, Inc.	3,000	—
Loftware, Inc.	2,846	2,277
Ennoble Care LLC	2,700	—
Zappi, Inc.	2,571	2,571
Carbyne, Inc.	2,334	—
New Relic, Inc.	2,176	2,176
Behavox Limited	2,100	—
Streamline Healthcare Solutions	2,100	2,200
Akeyless Security Ltd.	2,000	—
Kaseware, Inc.	2,000	—
PayIt, LLC	2,000	8,000
Sumo Logic, Inc.	2,000	2,000

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	September 30, 2025	December 31, 2024
Debt Investments:
LogicSource	$1,209	$1,209
Zimperium, Inc.	1,087	196
Alchemer LLC	890	—
Main Street Rural, Inc.	874	874
Dispatch Technologies, Inc.	812	563
Annex Cloud	750	—
Omeda Holdings, LLC	497	731
LinenMaster, LLC	338	1,000
ShadowDragon, LLC	333	333
TaxCalc	311	1,166
Armis, Inc.	—	25,000
Coronet Cyber Security Ltd.	—	17,000
Akero Therapeutics, Inc.	—	15,000
Dragos, Inc.	—	13,000
Aryaka Networks, Inc.	—	12,500
Strive Health Holdings, LLC	—	8,299
Heron Therapeutics, Inc.	—	8,000
Suzy, Inc.	—	8,000
Viridian Therapeutics, Inc.	—	8,000
Curana Health Holdings, LLC	—	7,500
ATAI Life Sciences N.V.	—	7,000
Dashlane, Inc.	—	5,000
Babel Street	—	4,367
Saama Technologies, LLC	—	3,875
Allvue Systems, LLC	—	3,590
Ceros, Inc.	—	1,707
3GTMS, LLC	—	886
Fortified Health Security	—	840
Flight Schedule Pro, LLC	—	646
Total Unfunded Debt Commitments:	434,143	444,699

Investment Funds & Vehicles:(2)
Forbion Growth Opportunities Fund I C.V.	1,775	1,757
Forbion Growth Opportunities Fund II C.V.	1,617	2,072
Total Unfunded Commitments in Investment Funds & Vehicles:	3,392	3,829

Total Unfunded Commitments	$437,535	$448,528
(1)For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. These amounts also exclude $99.1 million and $139.7 million of unfunded commitments as of September 30, 2025 and December 31, 2024, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds as described in “Note 12 - Related Party Transactions”.
(2)For investment funds and vehicles, the amount represents uncalled capital commitments in private equity funds.

The following table provides additional information on the Company’s unencumbered unfunded commitments regarding milestones, expirations and type:

(in thousands) Unfunded Commitments
	September 30, 2025	December 31, 2024
Expiring during:
2025	$84,424	$251,941
2026	250,676	147,840
2027	36,649	10,553
2028	4,547	6,040
2029	19,731	24,149
2030	33,276	4,176
2031	4,840	—
Total Unfunded Debt Commitments	434,143	444,699

Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	1,775	1,757
2032	1,617	2,072
Total Unfunded Commitments in Investment Funds & Vehicles	3,392	3,829
Total Unfunded Commitments	$437,535	$448,528
The following tables provide the Company’s contractual obligations as of September 30, 2025 and December 31, 2024:

As of September 30, 2025:	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt(2)(3)	$2,180,005	$425,000	$637,500	$638,866	$478,639
Lease and License Obligations(4)	21,408	3,251	6,136	5,677	6,344
Total	$2,201,413	$428,251	$643,636	$644,543	$484,983

As of December 31, 2024:	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt(5)(3)	$1,783,265	$170,000	$891,000	$283,790	$438,475
Lease and License Obligations(4)	23,976	3,246	6,640	5,589	8,501
Total	$1,807,241	$173,246	$897,640	$289,379	$446,976
(1)Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in investment funds.
(2)Includes $350.0 million in principal outstanding under the SBA Debentures, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $350.0 million of the June 2030 Notes, $88.6 million of the 2031 Asset-Backed Notes, $40.0 million of the 2033 Notes, $325.0 million of the September 2026 Notes, $350.0 million of the January 2027 Notes and $287.5 million of the 2028 Convertible Notes as of September 30, 2025. There was also $222.9 million outstanding under the SMBC Facility and $66.0 million outstanding under the MUFG Bank Facility as of September 30, 2025.
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
Certain premises are leased or licensed under agreements which expire at various dates through July 2034. During the three months ended September 30, 2025 and 2024, total rent expense, including short-term leases, amounted to approximately $0.8 million and $0.8 million in each period, respectively. During the nine months ended September 30, 2025 and 2024, total rent expense, including short-term leases, amounted to approximately $2.5 million and $2.7 million in each period, respectively. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s incremental weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.

The following tables set forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases for the three and nine months ended September 30, 2025 and 2024:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total operating lease cost	$774	$762	$2,322	$2,091
Cash paid for amounts included in the measurement of lease liabilities	$599	$371	$2,485	$1,268

	As of September 30, 2025	As of December 31, 2024
Weighted-average remaining lease term (in years)	7.19	7.81
Weighted-average discount rate	6.92%	6.85%
The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of September 30, 2025:

(in thousands)	As of September 30, 2025
2025	$603
2026	3,179
2027	3,452
2028	2,766
Thereafter	11,324
Total lease payments	21,324
Less: imputed interest & other items	(4,737)
Total operating lease liability	$16,587
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
12. Related Party Transactions
As disclosed in “Note 1 - Description of Business”, the Adviser Subsidiary is the Company's wholly owned registered investment adviser business, comprised of the collectively held and presented entities Hercules Adviser LLC, Hercules Capital Management, LLC, and Hercules Partner Holdings, LLC entities. The Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value. The Adviser Subsidiary has entered into investment management agreements with its privately offered Adviser Funds, and it receives management fees based on the assets under management of the Adviser Funds. In addition, the general partner interests (the “GP Interests”) held by Hercules Partner Holdings, LLC may receive incentive fees based on the performance of the Adviser Funds. Both the Adviser Subsidiary and Hercules Partner Holdings, LLC are owned by Hercules Capital Management LLC. The following table summarized the total income from the Adviser Subsidiary for the three and nine months ended September 30, 2025 and 2024:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest Income	$—	$0.2	$—	$0.5
Dividend Income	2.1	1.8	6.1	5.0
Refer to “Note 4 – Investments” for additional information related to income, gains and losses recognized related to the Company’s investment.
The Company has a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, through which the Adviser Subsidiary has access to the Company's human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology). Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the three months ended September 30, 2025 and 2024, are net of expenses allocated to the Adviser Subsidiary of $4.1 million and $2.2 million, respectively. The Company’s total expenses for the nine months ended September 30,

2025 and 2024, are net of expenses allocated to the Adviser Subsidiary of $10.8 million and $7.9 million, respectively. As of September 30, 2025 and December 31, 2024, there was approximately $0.5 million and less than $0.1 million receivable, respectively, from the Adviser Subsidiary and the Adviser Funds.
In addition, the Company may from time-to-time make investments alongside the Adviser Funds or assign a portion of investments to the Adviser Funds in accordance with the Company’s allocation policy. On July 31, 2025, the Company sold $20.0 million of assets to the Adviser Funds at fair value. The assigned investment activities for the nine months ended September 30, 2025 and 2024, are summarized below:

(in millions)	Nine Months Ended September 30,
	2025	2024
Investment commitments assigned to or directly committed by the Adviser Funds	$660.9	$422.1
Investment fundings assigned to, directly originated or funded by the Adviser Funds	408.1	277.1
Amounts received by the Company from the Adviser Funds relating to assigned investments	—	6.0
Assets sold to the Adviser Funds	20.0	—
13. Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires additional disaggregated disclosures on the Company's effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements and disclosures.
14. Subsequent Events
Dividend Distribution Declaration
On October 23, 2025, the Board declared a cash distribution of $0.40 per share to be paid on November 19, 2025 to stockholders of record as of November 12, 2025. In addition to the cash distribution, and as part of the supplemental cash distribution of $0.28 per share to be paid in four quarterly distributions of $0.07 per share, the Board declared a supplemental cash distribution of $0.07 per share to be paid on November 19, 2025 to stockholders of record as of November 12, 2025. Including the $0.07 per share supplemental cash distributions paid to stockholders of record as of February 26, 2025, May 13, 2025, and August 12, 2025, the Board has declared the full $0.28 per share of supplemental cash distribution declared on February 6, 2025.

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
•the occurrence and impact of macro-economic developments (for example, government shutdown, global pandemics, natural disasters, terrorism, international conflicts and war) on us and our portfolio companies;
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
Since inception through September 30, 2025, we have originated more than $24.0 billion in commitments in over 700 companies. We, through the Adviser Subsidiary, may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we, through the Adviser Subsidiary may earn management or other fees for our services. As of September 30, 2025, we, including through our Adviser Subsidiary, actively manage approximately $5.5 billion of assets.
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
Portfolio and Investment Activity
The total fair value of our investment portfolio as of September 30, 2025 and December 31, 2024 was as follows:

(in millions)	Fair Value
	September 30, 2025	December 31, 2024
Debt	$4,095.6	$3,494.6
Equity	163.3	128.7
Warrants	40.7	30.5
Investment Funds & Vehicles	6.6	6.2
Total Investment Portfolio	$4,306.2	$3,660.0
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

Our portfolio activity for the nine months ended September 30, 2025 and 2024 was comprised of the following:

(in millions)	September 30, 2025	September 30, 2024
Investment Commitments(1)
Investment Commitments Originated by Hercules Capital and the Adviser Funds	$2,866.0	$2,073.2
Less: Commitments assigned to or directly committed by the Adviser Funds	(660.9)	(422.1)
Net Total Investment Commitments	$2,205.1	$1,651.1

Gross Debt Commitments Originated by Hercules Capital and the Adviser Funds
New portfolio company	$2,117.7	$1,857.6
Existing portfolio company	735.0	207.6
Sub-total	2,852.7	2,065.2
Less: Debt commitments assigned to or directly committed by the Adviser Funds	(657.2)	(420.7)
Net Total Debt Commitments	$2,195.5	$1,644.5

Investment Fundings(2)
Gross Debt Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$1,057.4	$992.0
Existing portfolio company	681.3	338.2
Sub-total	1,738.7	1,330.2
Less: Debt fundings assigned to or directly funded by the Adviser Funds	(404.4)	(275.7)
Net Total Debt Fundings	$1,334.3	$1,054.5
Equity Investments and Investment Funds and Vehicles Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$3.9	$2.0
Existing portfolio company	10.2	6.5
Sub-total	$14.1	$8.5
Less: Equity fundings assigned to or directly funded by the Adviser Funds	(3.7)	(1.4)
Net Total Equity and Investment Funds and Vehicle Fundings	$10.4	$7.1

Total Unfunded Contractual Commitment(3)	$437.5	$489.0

Non-Binding Term Sheets
New portfolio company	$563.0	$178.5
Existing portfolio company	284.4	2.0
Total	$847.4	$180.5
(1)Includes restructured loans and renewals in addition to new commitments.
(2)Funded amounts include borrowings on revolving facilities.
(3)Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $99.1 million and $152.2 million of unfunded commitments as of September 30, 2025 and September 30, 2024, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds.
We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the nine months ended September 30, 2025, we received approximately $679.1 million in aggregate principal repayments. Approximately $17.6 million of the aggregate principal repayments related to scheduled principal payments and approximately $661.5 million were early principal repayments related to 40 portfolio companies. Additionally, during the nine months ended September 30, 2025, we received $47.5 million from the partial sale of two debt investments to external parties and sold four debt investments for $20.0 million to the Adviser Funds.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for the nine months ended September 30, 2025 and 2024 was as follows:

(in millions)	September 30, 2025	September 30, 2024
Beginning Portfolio	$3,660.0	$3,248.0
New fundings and restructures	1,752.8	1,338.7
Fundings assigned to or directly funded by the Adviser Funds	(408.1)	(277.1)
Equity and warrants not related to current period fundings	1.0	0.7
Principal repayments received on investments	(17.6)	(27.2)
Early payoffs	(661.5)	(696.8)
Proceeds from the sale of debt investments	(67.5)	—
Proceeds from sale of equity and warrant investments	(6.0)	(23.4)
Accretion of loan discounts and paid-in-kind interest	74.8	65.0
Net acceleration of loan discounts and loan fees due to early payoffs or restructures	(12.0)	(8.2)
New loan fees	(15.2)	(11.5)
Gain (loss) on investments due to sales or write offs	(58.7)	2.7
Net change in unrealized appreciation (depreciation)	64.2	(50.4)
Ending Portfolio	$4,306.2	$3,560.5
Additionally, we may hold investments in debt, warrant, or equity positions of portfolio companies that have filed a registration statement with the SEC in contemplation of a potential initial public offering. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.
The following table presents certain additional selected information regarding our debt investment portfolio as of September 30, 2025, December 31, 2024, and September 30, 2024. This includes information on benchmark index rate floors which we have in place on all of our floating rate debt investments.

	September 30, 2025	December 31, 2024	September 30, 2024
Number of portfolio companies with debt outstanding	122	118	122
Percentage of debt bearing a floating rate	97.8%	97.4%	97.3%
Percentage of debt bearing a fixed rate	2.2%	2.6%	2.7%
Weighted average core yield on debt investments(1)(3)	12.5%	12.9%	13.3%
Weighted average effective yield on debt investments(2)(3)	13.5%	13.7%	14.4%
Prime rate at the end of the period	7.25%	7.50%	8.00%
Percentage of Prime rate linked debt investments	82.8%	77.5%	75.5%
Weighted average floor rate bearing a Prime rate	7.2%	7.2%	6.9%
Percentage of SOFR, SONIA and BSBY rate linked debt investments	15.0%	19.9%	21.8%
Weighted average floor rate bearing a SOFR, SONIA or BSBY rate	1.0%	1.0%	1.0%
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
(3)The core and effective yields represent the weighted average yields for the three-month periods ended September 30, 2025, December 31, 2024 and September 30, 2024. Please refer to the “Portfolio Yield” section below for further discussion of these measures.
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
Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more resilient to U.S. and global economic cycles. This includes being partially insulated from declining interest rates as all of our floating rate debt investments, which represent 97.8% and 97.4% of our debt portfolio as of September 30, 2025 and December 31, 2024, respectively, are subject to interest rate floors. While our portfolio is not immune to the impact of macroeconomic events, we believe we and our portfolio are well positioned to manage the current environment. Given the unpredictability and fluidity of the macroeconomic market, neither our management nor our Board is able to predict the full impact of the macroeconomic events on our business, future results of operations, financial position, or cash flows. For additional information, see “Part I - Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 13, 2025.
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
As of September 30, 2025, our debt investments generally have a term of between two and five years and typically bear interest at a rate ranging from approximately 7.5% to approximately 14.3%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.
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
Loan origination and commitment fees are generally received in full at the inception of a loan, are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. As of September 30, 2025 and December 31, 2024, unamortized capitalized fee income was recorded as follows:

(in millions)	September 30, 2025	December 31, 2024
Offset against debt investment cost	$41.6	$36.9
Deferred obligation contingent on funding or other milestone	11.2	9.1
Total Unamortized Fee Income	$52.8	$46.0
Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of September 30, 2025 and December 31, 2024, loan exit fees receivable were recorded as follows:

(in millions)	September 30, 2025	December 31, 2024
Included within debt investment cost	$42.8	$39.2
Deferred receivable related to expired commitments	3.6	3.0
Total Exit Fees Receivable	$46.4	$42.2
Additionally, we have debt investments in our portfolio that earn PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our status as a RIC, the non-cash PIK income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. During the three months ended September 30, 2025 and 2024, we recorded approximately $14.5 million and $12.7 million of PIK income, respectively. During the nine months ended September 30, 2025 and 2024, we recorded approximately $41.6 million and $37.9 million of PIK income, respectively.
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

	Three Months Ended September 30,
	2025	2024
Total Yield	13.0%	13.8%
Effective Yield(1)	13.5%	14.4%
Core Yield (Non-GAAP)(1)	12.5%	13.3%
(1)Yield calculated using “Total investment income” excluding bank interest, dividend income, and investment income from other assets for the three months ended September 30, 2025 and 2024.
We believe that these measures are useful for our stockholders as it provides further insight into the yield of our portfolio to allow a more meaningful comparison with our competitors. The reconciliation to calculate “Core investment income” from GAAP basis “Total investment income” are as follows:

(in thousands)	Three Months Ended September 30,
	2025	2024
GAAP Basis: Total investment income	$138,093	$125,248
Less: fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events except income from expired commitments	(10,208)	(9,160)
Non-GAAP Basis: Core investment income	$127,885	$116,088
Less: bank interest income, dividend income, and other investment income from other assets	(3,139)	(2,831)
Core investment income from debt portfolio	$124,746	$113,257
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
Another financial measure that we monitor is the total return for our investors, which was approximately 1.2% and 26.8% during the nine months ended September 30, 2025 and 2024, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that may be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition
Our portfolio companies are primarily privately held companies which are active in sectors characterized by high margins, high growth rates, consolidation, and product and market extension opportunities and, to a lesser extent, public companies active in those sectors.
The following table presents the fair value of our portfolio by industry sector as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Software	$1,519,464	35.3%	$1,081,100	29.5%
Drug Discovery & Development	988,816	23.0%	1,080,390	29.5%
Healthcare Services, Other	833,492	19.3%	610,184	16.7%
Consumer & Business Services	433,323	10.1%	372,641	10.2%
All other industries(1)	531,059	12.3%	515,663	14.1%
Total	$4,306,154	100.0%	$3,659,978	100.0%
(1)See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of September 30, 2025, the fair value as a percentage of total portfolio does not exceed 5.0% for any individual industry sector other than “Software", “Drug Discovery & Development”, “Healthcare Services, Other”, and “Consumer & Business Services”.
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
For the nine months ended September 30, 2025 and the year ended December 31, 2024, our ten largest portfolio companies represented approximately 28.9% and 31.6%, respectively, of the total fair value of our investments in portfolio companies. As of September 30, 2025 and December 31, 2024, we had seven and six investments, respectively, that represented 5% or more of our net assets. As of September 30, 2025 and December 31, 2024, we had four and three equity investments, respectively, that represented 5% or more of the total fair value of our equity investments. These equity investments represented approximately 57.0% and 49.7% of the total fair value of our equity investments as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, approximately 97.8% and 97.4%, respectively, of the debt investment portfolio was priced at floating interest rates with a floor. Our interest rates use Prime, SOFR, or SONIA as benchmark index rates. Changes in these benchmark index rates may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.
Our investments in Structured Debt generally have detachable equity enhancement features in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of September 30, 2025, we held warrants in 102 portfolio companies, with a fair value of approximately $40.7 million. The fair value of our warrant portfolio increased by approximately $10.2 million, as compared to a fair value of $30.5 million as of December 31, 2024, primarily related to the increase in fair value of the portfolio companies.
Our existing warrant holdings would require us to invest approximately $63.0 million to exercise such warrants as of September 30, 2025. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 42.71x based on the historical rate of return on our investments. We may also experience losses from our warrant portfolio in the event that warrants are terminated or expire unexercised.

Portfolio Grading
We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of September 30, 2025 and December 31, 2024, respectively:

(in thousands)	September 30, 2025			December 31, 2024
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	15	$513,445	12.5%	19	$654,489	18.7%
2	63	2,128,807	52.0%	53	1,649,906	47.2%
3	39	1,340,881	32.7%	39	1,012,603	29.0%
4	5	112,425	2.8%	6	159,372	4.6%
5	0	—	0.0%	1	18,231	0.5%
Total	122	$4,095,558	100.0%	118	$3,494,601	100.0%
As of September 30, 2025 and December 31, 2024, our debt investments had a weighted average investment grading of 2.27 and 2.26 on a cost basis, respectively. Changes in a portfolio company's investment grading may be a result of changes in portfolio company's performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or is underperforming relative to its respective business plan. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company's investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event. The overall downgrade of the portfolio's weighted average investment grading is reflective of the impact of the current macroeconomic environment.
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
Performing and Non-accrual Investments
The following table shows the amortized cost of our performing and non-accrual investments as of September 30, 2025 and December 31, 2024:

(in millions)	September 30, 2025		December 31, 2024
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	$4,239	98.8%	$3,648	98.3%
Non-accrual	52	1.2%	61	1.7%
Total Investments	$4,291	100.0%	$3,709	100.0%
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

Results of Operations
Our condensed consolidated operating results for the three and nine months ended September 30, 2025 and 2024, were as follows:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total investment income	$138,093	$125,248	$395,063	$371,807
Total expenses	49,541	42,084	140,319	127,123
Net investment income	88,552	83,164	254,744	244,684
Net realized gain (loss):	(1,856)	(559)	(61,049)	1,825
Net change in unrealized appreciation (depreciation):	32,989	(13,894)	55,214	(44,982)
Net increase (decrease) in net assets resulting from operations	$119,685	$68,711	$248,909	$201,527

Net investment income before gains and losses per common share:
Basic	$0.49	$0.51	$1.44	$1.52

Change in net assets resulting from operations per common share:
Basic	$0.66	$0.42	$1.41	$1.25
Diluted	$0.63	$0.42	$1.37	$1.24
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
Investment Income
Total investment income for the three and nine months ended September 30, 2025 was approximately $138.1 million and $395.1 million, respectively as compared to approximately $125.2 million and $371.8 million, respectively for the three and nine months ended September 30, 2024. Investment income is primarily composed of interest income earned on our debt investments, fee income from commitments, facilities, and other loan related fees and dividend income.
Interest and Dividend Income
The following table summarizes the components of interest and dividend income for the three and nine months ended September 30, 2025 and 2024:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest income	$97,533	$90,288	$280,771	$268,441
Exit fee interest income	14,246	12,047	39,264	34,519
PIK interest income	14,475	12,706	41,583	37,870
Dividend income	2,100	2,100	6,600	5,800
Other investment income(1)	2,803	1,909	8,082	5,728
Total interest and dividend income	$131,157	$119,050	$376,300	$352,358
(1)Other investment income includes OID interest income and interest recorded on other assets.
Interest and dividend income for the three and nine months ended September 30, 2025 totaled approximately $131.1 million and $376.3 million, respectively as compared to approximately $119.0 million and $352.4 million, respectively for the three and nine months ended September 30, 2024. The increase in interest income for the three and nine months ended September 30, 2025 as compared to the period ended September 30, 2024 is primarily attributable to an increase in the weighted average principal outstanding, partially offset by lower core yield. The increase in dividend income for the nine months ended September 30, 2025 as compared to the period ended September 30, 2024 is primarily attributable to an increase in dividend income distributions from the Adviser Subsidiary.

Interest income is comprised of recurring interest income from the contractual servicing of loans and non-recurring interest income that is related to the acceleration of income due to early loan repayments and other one-time events during the period.
The following table summarizes recurring and non-recurring interest income and dividend income for the three and nine months ended September 30, 2025 and 2024:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Recurring interest income	$122,386	$111,152	$351,546	$332,063
Non-recurring interest income	6,671	5,798	18,154	14,495
Dividend income	2,100	2,100	6,600	5,800
Total interest and dividend income	$131,157	$119,050	$376,300	$352,358
A portion of interest income is earned in the form of PIK interest. The following table shows the PIK-related activity for the nine months ended September 30, 2025 and 2024, at cost:

(in thousands)	Nine Months Ended September 30,
	2025	2024
Beginning PIK interest receivable balance	$67,656	$38,030
PIK interest income during the period	41,583	37,870
PIK capitalized as principal or converted to equity or other assets	(5,318)	(618)
Payments received from PIK loans	(4,106)	(12,671)
Realized gain (loss)	(4,232)	—
Ending PIK interest receivable balance	$95,583	$62,611
The increase in PIK interest income during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 is due to an increase in the weighted average principal outstanding for debt investments which earn PIK interest. Payments on PIK loans are normally received only in the event of payoffs. The PIK receivable for September 30, 2025 and September 30, 2024 was approximately 2% and 2% of total debt investments, respectively.
Fee Income
Fee income is comprised of recurring fee income from commitment, facility, and loan related fees, fee income due to expired commitments, and acceleration of fee income due to early loan repayments during the period. The following table summarizes the components of fee income for the three and nine months ended September 30, 2025 and 2024:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Recurring fee income	$2,945	$2,423	$8,379	$7,081
Fee income - expired commitments	454	413	1,486	1,790
Accelerated fee income - early repayments	3,537	3,362	8,898	10,578
Total fee income	$6,936	$6,198	$18,763	$19,449
The fee income for the three and nine months ended September 30, 2025 totaled approximately $6.9 million and $18.7 million, respectively as compared to approximately $6.2 million and $19.4 million, respectively for the three and nine months ended September 30, 2024. The increase in fee income for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 is primarily due to higher weighted average principal outstanding. The decrease in fee income for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 is primarily due to lower acceleration of fee income from early repayments and lower fee income from expired commitments. This is partially offset by higher weighted average principal outstanding.
Operating Expenses
Our operating expenses are comprised of interest and fees on our debt borrowings, general and administrative expenses, taxes, and employee compensation and benefits. During the three and nine months ended September 30, 2025 and 2024, our net operating expenses totaled approximately $49.5 million and $42.1 million, respectively, for the three-month periods, and approximately $140.3 million and $127.1 million, respectively, for the nine-month periods.
Interest and Fees on our Debt
Interest and fees on our debt totaled approximately $27.2 million and $22.4 million for the three months ended September 30, 2025 and 2024, respectively and approximately $75.0 million and $63.9 million for the nine months ended

September 30, 2025 and 2024, respectively. Interest and fee expense during the three and nine months period ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, increased due to higher weighted average debt outstanding.
Our weighted average cost of debt was approximately 5.1% and 5.1% for the three months ended September 30, 2025 and 2024, respectively and 4.9% and 5.0%, for the nine months ended September 30, 2025 and 2024, respectively. The weighted average cost of debt includes interest and fees on our debt, but excludes the impact of fee accelerations due to the extinguishment of debt, as applicable.
General and Administrative Expenses and Tax Expenses
General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments, and various other expenses. Our general and administrative expenses decreased to $4.5 million from $4.6 million for the three months ended September 30, 2025 and 2024, respectively, and increased to $14.4 million from $14.1 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in general and administrative expenses for the three months ended September 30, 2025 is primarily attributable to a decrease in legal expenses. The increase in general and administrative expenses for the nine months ended September 30, 2025 is primarily attributable to an increase in costs of legal fees, recruiting, and other business expenses. Tax expenses were $1.7 million and $2.0 million during the three months ended September 30, 2025 and 2024, respectively, and $3.7 million and $4.5 million for the nine months ended September 30, 2025 and 2024, respectively. Our tax expenses primarily relate to excise tax accruals.
Employee Compensation
Employee compensation and benefits totaled approximately $16.5 million and $47.1 million, for the three and nine months ended September 30, 2025, respectively, as compared to approximately $12.1 million and $42.9 million, respectively, for the three and nine months ended September 30, 2024. The movement between the three and nine months ended September 30, 2025 and 2024 was primarily due to fluctuations in variable compensation.
Employee stock-based compensation totaled approximately $3.7 million and $11.0 million, for the three and nine months ended September 30, 2025 as compared to approximately $3.2 million and $9.7 million, respectively, for the three and nine months ended September 30, 2024. The increase between the three and nine months ended September 30, 2025 and 2024 was primarily attributable to an increase in the grant date fair value of the Service Vesting Awards.
Expenses allocated to the Adviser Subsidiary
The Sharing Agreement provides the Adviser Subsidiary access to our human capital resources, including deal professionals, finance, and administrative functions, as well as other resources including infrastructure assets such as office space and technology. Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the three months ended September 30, 2025 and 2024, are net of expenses allocated to the Adviser Subsidiary of $4.1 million and $2.2 million, respectively, and $10.8 million and $7.9 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in expenses allocated to the Adviser Subsidiary for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 is due to an increase in time spent on the Adviser Funds by senior management and an increase in investments allocated to the Adviser Funds. As of September 30, 2025 and December 31, 2024, there was approximately $0.5 million and less than $0.1 million due from the Adviser Subsidiary and the Adviser Funds, respectively.
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

A summary of net realized gains and losses for the three and nine months ended September 30, 2025 and 2024 is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Realized gains	$2,888	$2,790	$3,350	$17,766
Realized losses	(4,717)	(3,291)	(62,149)	(14,950)
Realized foreign exchange gains (losses)	57	(58)	(2,130)	(991)
Realized loss on debt extinguishment	(84)	—	(120)	—
Net realized gains (losses)	$(1,856)	$(559)	$(61,049)	$1,825

During the three and nine months ended September 30, 2025, we recognized a net realized loss of $1.8 million and $61.0 million, respectively. The net realized gains (losses) were generated from gross realized gains of $2.9 million and $3.4 million, respectively, for the three and nine month periods, primarily from collections from our warrants related to Couchbase, Inc. and Next Insurance, Inc. following capital market transactions or events. Our gains were offset by gross realized losses of $4.7 million and $62.2 million, respectively, for the three and nine month periods, from the write-off of our debt investments due to the restructure of Khoros, LLC and Annex Cloud, sale of AmplifyBio, LLC, and the write-off of our equity and warrant investments in HilleVax, Inc., bluebird bio, Inc., Outset Medical, Inc., AmplifyBio, LLC, and others. Realized losses include a $0.6 million write off of other assets related to Convoy, Inc. Additionally, we recognized a foreign exchange gain of $0.1 million and a loss of $2.1 million, for the three and nine month periods, respectively, related to investments in foreign denominated debt investments and a forward contract.
During the three and nine months ended September 30, 2024, we recognized a net realized loss of $0.6 million and a net realized gain of $1.8 million, respectively. The net realized gains (losses) were generated from gross realized gains of $2.8 million and $17.8 million respectively, for the three and nine month periods, primarily from the sale of our equity and warrant positions in Palantir Technologies, TransMedics Group, Inc., Tarsus Pharmaceuticals, Inc., DoorDash, Inc., and sale proceeds from the completed acquisition of Delphix Corp. Our gains were offset by gross realized losses of $3.3 million and $15.0 million, respectively, for the three and nine month periods, from the write-off of equity and warrant investments in Proterra, Inc., The Faction Group LLC, Udacity, Inc., Humanigen, Inc., Eigen Technologies Ltd., ADMA Biologics, Inc., Sio Gene Therapies, Inc., Fulcrum Bioenergy, Inc., PDS Biotechnology Corporation, Polyera Corporation, Intuity Medical, Inc., and The Neat Company which had no value after the respective portfolio companies were acquired. Additionally, we realized a loss of $9.1 million from write-off of our debt investments relating to Better Therapeutics, Inc. and Eigen Technologies Ltd., net of recovered collections of $6.0 million.
The net change in unrealized appreciation and depreciation of our investments is derived from the changes in fair value of each investment determined in good faith by our Valuation Committee (as defined in “Note 2 - Summary of Significant Accounting Policies - Valuation of Investments”) and approved by the Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Gross unrealized appreciation on portfolio investments	$55,672	$28,782	$66,619	$86,226
Gross unrealized depreciation on portfolio investments	(18,337)	(38,093)	(45,654)	(126,780)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	(5,061)	(1,587)	30,052	(11,498)
Net change in unrealized appreciation (depreciation) on portfolio investments	32,274	(10,898)	51,017	(52,052)
Other net changes in unrealized appreciation (depreciation)(1)	715	(2,996)	4,197	7,070
Total net change in unrealized appreciation (depreciation) on investments	$32,989	$(13,894)	$55,214	$(44,982)
(1)Includes the net change in unrealized appreciation (depreciation) related to foreign exchange movements, derivative instruments and other assets and liabilities.

During the three months ended September 30, 2025 and 2024, we recorded approximately $33.0 million of net unrealized appreciation and $13.9 million of net unrealized depreciation, respectively, on our investments. During the nine months ended September 30, 2025 and 2024, we recorded approximately $55.2 million of net unrealized appreciation and $45.0 million of net unrealized depreciation, respectively, on our investments. The movement in unrealized depreciation to appreciation during the three and nine months ended September 30, 2025 was primarily related to the appreciation on our debt investments due to tightening of spreads, appreciation of public equity and warrant holdings and reversal of previously recorded net unrealized depreciation of our debt investments as realization events occurred.
The following table summarizes the key drivers of change in net unrealized appreciation (depreciation) of investments for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
(in thousands)	Debt	Equity, Warrants and Investment Funds(1)	Total	Debt	Equity, Warrants and Investment Funds(1)	Total
Investment valuation appreciation (depreciation)	$28,592	$8,743	$37,335	$3,496	$17,469	$20,965
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	(6,781)	1,720	(5,061)	27,253	2,799	30,052
Other net changes in unrealized appreciation (depreciation)(1)	(821)	1,536	715	12,588	(8,391)	4,197
Net change in unrealized appreciation (depreciation)	$20,990	$11,999	$32,989	$43,337	$11,877	$55,214

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
(in thousands)	Debt	Equity, Warrants and Investment Funds(1)	Total	Debt	Equity, Warrants and Investment Funds(1)	Total
Investment valuation appreciation (depreciation)	$(15,641)	$6,330	$(9,311)	$(34,786)	$(5,768)	$(40,554)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	(2,957)	1,370	(1,587)	(784)	(10,714)	(11,498)
Other net changes in unrealized appreciation (depreciation)(1)	1,718	(4,714)	(2,996)	1,420	5,650	7,070
Net change in unrealized appreciation (depreciation)	$(16,880)	$2,986	$(13,894)	$(34,150)	$(10,832)	$(44,982)
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

(in thousands)	As of
Assets Under Management *	September 30, 2025	December 31, 2024	Growth %
by the Company	$4,356,645	$3,776,399	15.4%
by the Adviser Funds	1,140,401	987,314	15.5%
Total	$5,497,046	$4,763,713	15.4%
*     Assets under management includes investments, at fair value, cash and cash equivalents, foreign cash and restricted cash.
The Adviser Subsidiary’s contribution to our net investment income is primarily derived from dividend income declared by the Adviser Subsidiary, expenses allocated to the Adviser Subsidiary, and interest income earned on loans to the Adviser Subsidiary. A summary of the Adviser Subsidiary’s contribution to our net investment income for the three and nine months ended September 30, 2025 and 2024 is as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dividend income	$2.1	$1.8	$6.1	$5.0
Interest income	—	0.2	—	0.5
Expenses allocated	4.1	2.2	10.8	7.9
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
During the nine months ended September 30, 2025, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt borrowings on our Credit Facilities, 2028 Convertible Notes and June 2030 Notes, and (iv) equity offerings.
During the nine months ended September 30, 2025, our operating activities used $370.2 million of cash and cash equivalents, compared to $88.8 million used during the nine months ended September 30, 2024. The $281.4 million increase in cash used in operating activities was primarily due to a $283.1 million increase in net purchases of investments.
During the nine months ended September 30, 2025, our investing activities used approximately $56 thousand of cash, compared to $700 thousand used during the nine months ended September 30, 2024. The $644 thousand decrease in cash used in investing activities was due to a decrease in purchases of capital equipment.
During the nine months ended September 30, 2025, our financing activities provided $304.3 million of cash, compared to $17.5 million provided during the nine months ended September 30, 2024. The $286.8 million increase in cash flows from financing activities was primarily due to a $122.6 million increase in equity issued and an increase in net borrowing activity of $184.8 million. During the nine months ended September 30, 2025, our ATM program provided (net of offering costs) approximately $188.8 million, compared to $66.3 million net proceeds received during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we issued $287.5 million in aggregate principal amount of 2028 Convertible Notes and $350.0 million in aggregate principal amount of June 2030 Notes. Additionally, during the nine months ended September 30, 2025, we fully repaid the aggregate outstanding $50.0 million, $70.0 million, and $50.0 million principal of the February 2025 Notes, June 2025 Notes, and June 2025 3-Year Notes, respectively. During the nine months ended September 30, 2025, we distributed dividends of $243.1 million compared to $225.6 million during the nine months ended September 30, 2024.
As of September 30, 2025, our net assets totaled $2.2 billion, with a NAV per share of $12.05. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Available liquidity and capital resources as of September 30, 2025
As of September 30, 2025, we had $655.0 million in available liquidity, including $29.4 million in cash, cash equivalents and foreign cash, and available borrowing capacity of approximately $76.6 million (net of $0.5 million of outstanding letter of credits) under the SMBC Facility, $175.0 million under our SMBC letter of credit facility, and $374.0 million under the MUFG Bank Facility, subject to certain conditions. Additional liquidity is available through accordion provisions within the terms of our Credit Facilities, through which the available borrowing capacity can be increased by an aggregate $360.0 million, subject to certain conditions. Further, the SMBC letter of credit facility may also be increased by an additional $225.0 million (up to $400.0 million), subject to certain conditions. Total amounts outstanding as of September 30, 2025, were $288.9 million outstanding under our Credit Facilities, which are floating interest rate obligations, and the remaining $1,891.1 million of term debt outstanding, which are all fixed interest rate debt obligations.
Not considered above, as of September 30, 2025, we held $21.1 million of cash classified as restricted cash. Our restricted cash relates to amounts that are held as collateral securing certain of our financing transactions, including collections of interest and principal payments on assets that are securitized related to the 2031 Asset-Backed Notes. Based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations. Refer to “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional discussion of our debt obligations.
The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of September 30, 2025, our asset coverage ratio under our regulatory requirements as a BDC was 218.7% excluding our SBA debentures. We received an exemptive order from the SEC that allows us to exclude all SBA leverage as senior securities from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures as senior securities was 200.1% as of September 30, 2025.
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
Equity Offerings
We may from time-to-time issue and sell shares of our common stock through public or ATM offerings. We currently sell shares through the 2024 Equity Distribution Agreements with Citizens JMP Securities LLC and Jefferies LLC, as Sales Agents, entered into on December 12, 2024. The 2024 Equity Distribution Agreements provide that we may offer and sell up to 30.0 million shares of our common stock from time to time through the Sales Agents. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. The 2024 Equity Distribution Agreements replaced the ATM equity distribution agreements between us, and the Sales Agents executed on May 5, 2023. We generally use net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of September 30, 2025, approximately 19.6 million shares remain available for issuance and sale under the 2024 Equity Distribution Agreements.
No common stock was issued during the three months ended September 30, 2025 and 2024. Common stock issuance increased over the nine months ended September 30, 2025 compared to the same period in 2024, with 10.4 million shares issued during the nine months ended September 30, 2025, versus 3.7 million during the nine months ended September 30, 2024, which generated total accumulated net proceeds of $188.8 million and $66.3 million, respectively.
Stock Repurchase
We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. We had no common stock repurchases during the nine months ended September 30, 2025 and 2024.
Commitments and Obligations
Our significant cash requirements generally relate to our debt obligations. As of September 30, 2025, we had $2,180.0 million of debt outstanding, $425.0 million due within the next year, $637.5 million due within 1 to 3 years, and $1,117.5 million due beyond 3 years.
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
As of September 30, 2025, we had approximately $437.5 million of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones, as well as uncalled capital commitments to make investments in private equity funds. In order to draw a portion of the our available unfunded commitments, a portfolio company must submit to us a formal funding request that complies with the applicable advance notice and other operational requirements. The available unfunded commitments excludes unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) $99.1 million of unfunded commitments which represent the portion of portfolio company commitments assigned to or directly committed by the Adviser Funds.
Additionally, we had approximately $847.4 million of non-binding term sheets outstanding to eleven new companies and two existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.
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

(in thousands)	Change in unrealized appreciation (depreciation)
Basis Point Change
(100)	$55,510
(50)	$29,504
50	$(30,068)
100	$(59,829)
For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to “Note 3 – Fair Value of Financial Instruments” included in the notes to our consolidated financial statements appearing elsewhere in this report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including Prime, SOFR, and SONIA rates, to the extent our debt investments include variable interest rates. As of September 30, 2025, approximately 97.8% of the loans in our portfolio had floating rates with a floor, indexed to Prime, SOFR, or SONIA. The majority of our loans are linked to the Prime rate and comprise 82.8% of the loan portfolio as of September 30, 2025. Our debt borrowings under the Credit Facilities bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2025, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt:

(in thousands)	Interest Income	Interest Expense	Net Income	EPS
Basis Point Change
(200)	$(26,147)	$(4,561)	$(21,586)	$(0.12)
(100)	$(16,608)	$(2,281)	$(14,327)	$(0.08)
(75)	$(13,624)	$(1,710)	$(11,914)	$(0.07)
(50)	$(9,590)	$(1,140)	$(8,450)	$(0.05)
(25)	$(5,468)	$(570)	$(4,898)	$(0.03)
25	$5,453	$570	$4,883	$0.03
50	$12,346	$1,140	$11,206	$0.06
75	$19,361	$1,710	$17,651	$0.10
From time-to-time, we may hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the nine months ended September 30, 2025, we have entered into a foreign currency forward contract to limit our foreign currency exposure with respect to the British Pound. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this report.
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
Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected, and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies as of September 30, 2025 that represent greater than 5% of our net assets:

(in thousands)	September 30, 2025
	Fair Value	Percentage of Net Assets
Phathom Pharmaceuticals, Inc.	$181,223	8.3%
Marathon Health, LLC	$181,129	8.3%
Armis, Inc.	$155,427	7.1%
ChenMed, LLC	$127,795	5.8%
Shield AI, Inc.	$118,811	5.4%
Tipalti Solutions Ltd.	$113,826	5.2%
SeatGeek, Inc.	$110,559	5.0%
•Phathom Pharmaceuticals, Inc. is a biopharmaceutical company focused on the development and commercialization of novel treatments for gastrointestinal diseases and disorders.
•Marathon Health, LLC is a provider of employer-sponsored healthcare platform intended to provide convenient and unhurried patient-centered care services.
•Armis, Inc. is the leading agentless, enterprise-class device security platform designed to address the new threat landscape of unmanaged and IoT devices.
•ChenMed, LLC is a healthcare company that delivers value-based, primary care to seniors, focusing on prevention and personalized treatment.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Dividend Reinvestment Plan
During the nine months ended September 30, 2025, we issued 355,971 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $6.8 million.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the third quarter ended September 30, 2025, no directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS

Exhibit Number	Description
3(a)	Articles of Amendment and Restatement.(1)
3(b)	Articles of Amendment, dated March 6, 2007.(2)
3(c)	Articles of Amendment, dated April 5, 2011.(3)
3(d)	Articles of Amendment, dated April 3, 2015.(4)
3(e)	Articles of Amendment, dated February 23, 2016.(9)
3(f)	Articles of Amendment, dated October 28, 2024.(6)
3(g)	Amended and Restated Bylaws of Hercules Capital, Inc.(5)
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL
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
(8)Reserved.
(9)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 25, 2016.

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
For the Nine Months Ended September 30, 2025 (unaudited)

(in thousands)
Portfolio Company	Investment(1)	Amount of Interest, Dividends, and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2024	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of September 30, 2025
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Stock	$—	$—	$69	$—	$—	$274	$343
	Common Stock	—	—	—	—	—	1	1
Gibraltar Acquisition LLC(5)	Unsecured Debt	3,910	—	36,212	1,794	—	—	38,006
	Member Units	—	—	23,051	—	(1,250)	386	22,187
Hercules Adviser LLC(6)	Unsecured Debt	6,100	—	12,000	—	(12,000)	—	—
	Member Units	—	—	30,190	12,000	—	1,320	43,510
Total Majority Owned Control Investments		$10,010	$—	$101,522	$13,794	$(13,250)	$1,981	$104,047
Other Control Investments
Tectura Corporation(7)	Senior Debt	$516	$—	$8,027	$—	$—	$40	$8,067
	Preferred Stock	—	—	3,623	—	—	(3,414)	209
	Common Stock	—	—	7	—	—	(7)	—
Total Other Control Investments		$516	$—	$11,657	$—	$—	$(3,381)	$8,276
Total Control Investments		$10,526	$—	$113,179	$13,794	$(13,250)	$(1,400)	$112,323
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
For the Nine Months Ended September 30, 2024 (unaudited)

(in thousands)
Portfolio Company	Investment(1)	Amount of Interest, Dividends and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2023	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of September 30, 2024
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Stock	$—	$—	$260	$—	$—	$58	$318
	Common Stock	—	—	2	—	—	(1)	1
Gibraltar Acquisition, LLC(5)	Unsecured Debt	4,034	—	34,478	1,155	—	—	35,633
	Member Units	—	—	28,034	—	—	(6,365)	21,669
Hercules Adviser LLC(6)	Unsecured Debt	5,457	—	12,000	—	—	—	12,000
	Member Units	—	—	28,713	—	—	2,720	31,433
Total Majority Owned Control Investments		$9,491	$—	$103,487	$1,155	$—	$(3,588)	$101,054
Other Control Investments
Tectura Corporation(7)	Senior Debt	$518	$—	$8,250	$—	$—	$—	$8,250
	Preferred Stock	—	—	3,263	—	—	524	3,787
	Common Stock	—	—	4	—	—	2	6
Total Other Control Investments		$518	$—	$11,517	$—	$—	$526	$12,043
Total Control Investments		$10,009	$—	$115,004	$1,155	$—	$(3,062)	$113,097
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
As of September 30, 2025 (unaudited)

(in thousands)
Portfolio Company	Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value(2)
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A Equity			5,000,000	$250	$343
	Medical Devices & Equipment	Common Stock			180,000	—	1
Total Coronado Aesthetics, LLC						$250	$344
Gibraltar Acquisition LLC(3)	Diversified Financial Services	Unsecured Debt	September 2026	FIXED 3.45%, PIK Interest 8.05%	$28,224	28,081	28,081
	Diversified Financial Services	Unsecured Debt	September 2026	FIXED 11.95%	$10,000	9,925	9,925
	Diversified Financial Services	Member Units			1	32,756	22,187
Total Gibraltar Acquisition, LLC						$70,762	$60,193
Hercules Adviser LLC(4)	Diversified Financial Services	Member Units			1	12,035	43,510
Total Hercules Adviser LLC						$12,035	$43,510
Total Majority Owned Control Investments (4.75%)*						$83,047	$104,047
Other Control Investments
Tectura Corporation	Consumer & Business Services	Senior Secured Debt	January 2027	FIXED 8.25%	$8,250	$8,250	$8,067
	Consumer & Business Services	Common Stock			414,994,863	900	—
	Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Consumer & Business Services	Preferred Series C Equity			3,235,298	13,263	209
Total Tectura Corporation						$22,413	$8,276
Total Other Control Investments (0.37%)*						$22,413	$8,276
Total Control Investments (5.13%)*						$105,460	$112,323
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

HERCULES CAPITAL, INC. (Registrant)

Dated: October 30, 2025	/S/ SCOTT BLUESTEIN
Scott Bluestein
President, Chief Executive Officer, and Chief Investment Officer

Dated: October 30, 2025	/S/ SETH H. MEYER
Seth H. Meyer
Chief Financial Officer, and Chief Accounting Officer