Form 10-K
period 2025-12-31
Hercules Capital, Inc.
filed 2026-02-12
CIK 1280784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3.26 billion based upon a closing price of $18.28 reported for such date on the New York Stock Exchange. Common shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended and shall not be deemed to be an admission that, such persons are affiliates of the Registrant.
On February 5, 2026, there were 183,695,437 shares outstanding of the registrant’s common stock, $0.001 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant's fiscal year ended December 31, 2025.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements using forward-looking terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects, and expectations concerning our business, operating results, financial condition, and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this Annual Report, as well as any cautionary language in this Annual Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this Annual Report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this Annual Report speaks only as of the date of this Annual Report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law.
PART I
Item 1.     Business
GENERAL
Hercules Capital, Inc. is a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed and institutional-backed companies in a variety of technology and life sciences industries. We make investments in companies that are active across a variety of technology-related industry sub-sectors or are characterized by products or services that require advanced technologies, including, but not limited to, computer software and hardware, networking systems, semiconductors, semiconductor capital equipment, information technology infrastructure or services, consumer and business services, telecommunications, telecommunications equipment and media. Within the life sciences sub-sector, we generally focus on medical devices, bio-pharmaceutical, drug discovery and development, drug delivery, health care services and information systems companies. We refer to such companies in the technology and life sciences sub-sectors described herein as “technology-related” companies.
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
We, our subsidiaries or our affiliates, may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we may earn management or other fees for our services. We may also invest in the equity of these funds, along with other third parties, from which we would seek to earn a return and/or future incentive allocations. Some of these transactions could be material to our business. Consummation of any such transaction will be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions, which may include, depending on the transaction and without limitation, the approval of our Board of Directors (the “Board”), required regulatory or third-party consents, and/or the approval of our stockholders. Accordingly, there can be no assurance that any such transaction would be consummated. Any of these transactions or funds may require significant management resources either during the transaction phase or on an ongoing basis depending on the terms of the transaction.

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
Effective January 1, 2006, we elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, we generally will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) we distribute (or are deemed to distribute) as dividends for U.S. federal income tax purposes to stockholders with respect to that taxable year. We will be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income and gains unless we make distributions treated as dividends for U.S. federal income tax purposes in a timely manner to our stockholders in respect of each calendar year subject to certain requirements as defined for RICs. See “Certain United States Federal Income Tax Considerations” for additional information. Additionally, we have established wholly owned subsidiaries that are not consolidated for U.S. federal income tax purposes and may generate income tax expense, or benefit, and tax assets and liabilities as a result of their ownership of certain portfolio investments.
In 2020, we formed Hercules Capital Management LLC and Hercules Adviser LLC as wholly owned Delaware limited liability company subsidiaries. We were granted no-action relief by the staff of the Securities and Exchange Commission (“SEC”) to allow Hercules Adviser LLC (the “Adviser Subsidiary”) to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). See “— Regulation—No-Action and Exemptive Relief Obtained” for additional information regarding our Adviser Subsidiary. The Adviser Subsidiary provides investment advisory and related services to investment vehicles (“Adviser Funds”) owned by one or more unrelated third-party investors (“External Parties”). The Adviser Subsidiary is owned by Hercules Capital Management LLC and collectively held and presented with Hercules Partner Holdings, LLC, which separately wholly owns the general partnership vehicles to each of the Adviser Funds.
CORPORATE HISTORY AND OFFICES
We are a Maryland corporation formed in December 2003 that began investment operations in September 2004. On February 25, 2016, we changed our name from “Hercules Technology Growth Capital, Inc.” to “Hercules Capital, Inc.” Our principal executive offices are located at 1 North B Street, Suite 2000, San Mateo, California 94401 and our telephone number is (650) 289-3060. We also have offices in Boston, MA, New York, NY, Denver, CO, Westport, CT, San Diego, CA, and London, United Kingdom.
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

OUR BUSINESS STRATEGY
Our strategy to achieve our investment objective includes the following key elements:
Leverage the Experience and Industry Relationships of Our Management Team and Investment Professionals.
We have been investing in venture capital-backed and institutional-backed companies for over 21 years. Our investment professionals are led by individuals with extensive experience as venture capitalists, commercial lenders, and originators of Structured Debt and equity investments in technology-related companies. In addition, our team members have originated Structured Debt, senior debt, and equity investments in over 700 technology-related companies, representing over $25.0 billion in commitments from inception to December 31, 2025, and have developed a network of industry contacts with investors and other participants within the venture capital and private equity communities. Members of our management team also have operational, research and development and finance experience with technology-related companies. Furthermore, we have established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which we believe will enable us to identify and attract well-positioned prospective portfolio companies.
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
Invest at Various Stages of Development.
We provide growth capital to technology-related companies at all stages of development, including select publicly listed companies, select special opportunity lower middle market companies that require additional capital to fund acquisitions, recapitalizations and refinancings and established-stage companies. We believe that this provides us with a broader range of potential investment opportunities than those available to many of our competitors, who generally focus their investments on a particular stage in a company’s development. Because of the flexible structure of our investments and the extensive experience of our investment professionals, we believe we are well positioned to take advantage of these investment opportunities at all stages of prospective portfolio companies’ development.
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
We expect that our investments will generally range from $25.0 million to $100.0 million, although we may make investments in amounts above or below this range. We typically structure our debt securities to provide for amortization of principal over the life of the loan, but may include a period of interest-only payments. Our loans will typically be collateralized by a security interest in the borrower’s assets, although we may not have the first claim on these assets and the assets may not include intellectual property. Our debt investments carry fixed or variable contractual interest rates which generally ranged from approximately 7% to 14% as of December 31, 2025. Approximately 97.9% of our loans were at floating rates or floating rates with a floor and 2.1% of the loans were at fixed rates as of December 31, 2025.
In addition to the cash yields received on our loans, our loans generally include one or more of the following: exit fees, balloon payment fees, commitment fees, success fees, or prepayment fees. In some cases, our loans also include contractual payment-in-kind (“PIK”) interest arrangements. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such PIK interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income for U.S. federal, state, and local tax purposes certain other amounts, such as back end fees, prior to receiving the related cash.
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
•Equity Securities: The equity securities we hold consist primarily of warrants or other equity interests generally obtained in connection with our Structured Debt investments. In addition to the warrants received as a part of a Structured Debt financing, we typically receive the right to make equity investments in a portfolio company in connection with that company’s next round of equity financing. We may also hold certain debt investments that have the right to convert a portion of the debt investment into equity. These rights will provide us with the opportunity to further enhance our returns over time through opportunistic equity investments in our portfolio companies. These equity investments are typically in the form of preferred or common equity and may be structured with a dividend yield, providing us with a current return, and with customary anti-dilution protection and preemptive rights. We may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to buy back the equity securities we hold. We may also make stand-alone direct equity investments into portfolio companies in which we may not have any debt investment in the company. As of December 31, 2025, we held warrant and equity securities in 164 portfolio companies.
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
Portfolio Composition - While we generally focus our investments in venture capital-backed and institutional-backed companies in a variety of technology-related industries, we seek to invest across various financial sponsors as well as across various stages of companies’ development and various technology-related industry sub-sectors and geographies. As of December 31, 2025, approximately 87.1% of the fair value of our portfolio was composed of investments in five industries: 24.3% was composed of investments in the "Application Software" industry, 23.3% was composed of investments in the "Drug Discovery & Development" industry, 18.8% was composed of investments in the "Healthcare Services, Other" industry, 10.6% was composed of investments in the "System Software" industry, and 10.1% was composed of investments in the "Consumer & Business Services" industry.
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
•Underwriting;
•Documentation; and
•Loan and Compliance Administration.

Our investment process is summarized in the following chart:
Origination
The origination process for our investments includes sourcing, screening, preliminary due diligence and deal structuring and negotiation, all leading to an executed non-binding term sheet. As of December 31, 2025, our investment origination team, which consists of more than 50 investment professionals, is headed by our Chief Investment Officer and Chief Executive Officer. The origination team is responsible for sourcing potential investment opportunities and members of the investment origination team use their extensive relationships with various leading financial sponsors, management contacts within technology-related companies, trade sources, industry conferences and various publications to source prospective portfolio companies. Our investment origination team is divided into life sciences, venture-backed technology, and private equity/ sponsor-backed technology sub-teams to better source potential portfolio companies.
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
Loan and Compliance Administration
Our investment committee oversees the administration of the loans by our investment team, credit team, loan operations team and finance department and tracks covenant compliance, if applicable, of our investments. The investment committee also oversees the periodic review of our critical functions to ensure adherence with our internal policies and procedures. After the funding of a loan in accordance with the investment committee’s approval, the loan is recorded in our loan administration software and our proprietary database. The investment team, credit team, loan operations team and finance department are responsible for ensuring timely interest and principal payments and collateral management as well as advising the investment committee on the financial performance and trends of each portfolio company, including any covenant violations that occur, to aid us in assessing the appropriate course of action for each portfolio company and evaluating overall portfolio quality. In addition, the investment team and credit team advise the investment committee and the audit committee of our Board (the “Audit Committee”), accordingly, regarding the credit and investment grading for each portfolio company as well as material changes in the value of collateral that may occur.
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
Credit and Investment Grading System. Our investment and credit teams use an investment grading system to characterize and monitor our outstanding loans and debt investments. When appropriate, the teams recommend changes to investment grading. Our investment committee reviews and approves the recommendations and/or changes to the investment grading. These approved investment gradings are provided on a quarterly basis to the Audit Committee and our Board, along with valuations for our investments determined by our Valuation Designee (as defined below), which are submitted for approval by the Audit Committee and Board.
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
As of December 31, 2025, our investment portfolio had a weighted average investment grading of 2.20.
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
HUMAN CAPITAL DISCLOSURES
As an internally managed BDC, we believe that one of the strengths and principal reasons for the long-term success of our company is the quality and dedication of our people. As of December 31, 2025, our team comprises over 100 professionals across our 7 offices globally. Our investment team is comprised of more than 50 employees, and is led by professionals with extensive experience in venture capital, structured finance, origination of debt and equity investments, commercial lending and acquisition finance with technology and biomedical companies. The investment team is supported by treasury, finance, operations, credit management, legal, administrative support, IT and human resources professionals. We leverage the experience and relationships of our management team to successfully identify attractive investment opportunities, underwrite prospective portfolio companies and structure customized financing solutions. Our investment team leverages established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, to identify and source our investments. We believe that leveraging the relationships that our investment teams have established will enable us to continue to identify and attract well-positioned prospective portfolio companies.
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
Diversity, Equity, and Inclusion
At Hercules, we feel strongly that building a diverse and inclusive team is an important priority. We aim to attract, motivate, and retain a diverse group of individuals and to create an inclusive community where all individuals are welcomed, valued, respected, and heard. We are proud that our workforce consists of diverse professionals. We strive to continue to create a welcoming and inclusive work environment for our employees.
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
Warrants, Options, and Restricted Stock
Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, or rights to purchase shares of capital stock that it may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or other rights to purchase or convert into capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock. This amount is reduced to 20% of the BDC’s total outstanding shares of capital stock if the amount of warrants, options or rights issued pursuant to an equity compensation plan for our directors, executive officers and employees would exceed 15% of the BDC’s total outstanding shares of capital stock. We have received exemptive relief from the SEC permitting us to issue stock options to our independent directors and restricted stock and restricted stock units to our executive officer, employees and directors subject to the above conditions, among others. For a discussion regarding the conditions of this exemptive relief, see “—No-Action and Exemptive Relief Obtained” below and “Note 8 - Equity Incentive Plans” to our consolidated financial statements.
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
Small Business Administration Regulations
We make investments in qualifying small businesses through wholly owned SBIC subsidiaries. SBICs are designed to stimulate the flow of private capital to eligible small businesses. Under present SBA regulations, eligible small businesses include those businesses that are below small business size standards as published by the North American Industry Classification System (“NAICS”) and adopted by the SBA or any eligible business that has a tangible net worth not exceeding $24.0 million and has average annual fully taxed net income not exceeding $8.0 million for the two most recent fiscal years. In addition, SBICs must devote 25.0% of their investment activity to “smaller” enterprises as defined by the SBA. A smaller enterprise is one that meets the NAICS size standard for its industry or has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.
Each SBIC subsidiary is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. As part of the SBA's oversight, each SBIC is periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If any of our SBICs fail to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit our SBICs' use of debentures, declare outstanding debentures immediately due and payable, and/or limit our SBICs from making new investments. In addition, our SBICs may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively impact us because our SBICs are wholly owned subsidiaries. Further, the SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. As of December 31, 2025, as a result of having sufficient capital as defined under the SBA regulations, our SBICs were in compliance with the terms of the SBA’s leverage requirements.
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
CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS
The following discussion is a general summary of certain material U.S. federal income tax considerations relating to our qualification and taxation as a RIC and the acquisition, ownership and disposition of our preferred stock or common stock, but does not purport to be a complete description of the income tax considerations relating thereto. Except as otherwise noted, this discussion assumes you are a taxable United States person (as defined for U.S. federal income tax purposes) and that you hold your shares of our stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This discussion is based upon current provisions of the Code, the regulations promulgated thereunder and judicial and administrative authorities, all of which are subject to change or differing interpretations by the courts or the Internal Revenue Service (the “IRS”), possibly with retroactive effect. No attempt is made to present a detailed explanation of all U.S. federal income tax concerns affecting us and our stockholders (including stockholders subject to special rules under U.S. federal income tax law).
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
Gains or losses realized by us from the sale or exchange of equity or warrants acquired by us, as well as any losses attributable to the lapse of such warrants, generally will be treated as capital gains or losses. Such capital gains or losses will be long-term or short-term, depending on how long we held the related equity or warrant instrument.
Investment income received from sources located within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes and withheld at the source. In this regard, countries with which the United States does not have a tax treaty can result in high withholding tax rates, dependent on each taxpayer's circumstances. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and capital gains. The effective rate of foreign taxes may vary depending on the location, status of tax treaties, changes in international tax laws, and types of investment held, among other reasons. Further, we do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by it as having been paid by its stockholders.
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
Our functional currency, for U.S. federal income tax purposes, is the U.S. dollar. Under the Code, foreign exchange gains and losses realized by us in connection with certain transactions involving foreign currencies, or payables or receivables denominated in a foreign currency, as well as certain non-U.S. dollar denominated debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, and similar financial instruments are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) also could, under future Treasury regulations, produce income which is not among the types of qualifying income from which a RIC must derive at least 90% of its annual gross income.
Distribution Considerations
Under applicable Treasury regulations and other administrative guidance issued by the IRS, we are permitted to treat certain distributions payable in our stock as taxable distributions that will satisfy the Distribution Requirements as well as the Excise Tax Requirement, provided that stockholders have the opportunity to elect to receive the distribution in cash.

Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary income (or as long-term capital gains to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be subject to tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold certain U.S. taxes with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, then such sales may put downward pressure on the trading price of our stock. As such, we may in the future determine to make taxable distributions that are payable in part in our common stock.
We are authorized to borrow funds and to sell assets in order to satisfy the Distribution Requirements and the Excise Tax Requirement (collectively the “Code Distributions”). However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation—Senior Securities; Coverage Ratio”. Additionally, we may also be restricted from making distributions under the terms of our debt obligations themselves unless certain conditions are satisfied. Moreover, our ability to dispose of assets to meet the Code Distributions may be limited by (1) the illiquid nature of our portfolio, or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Code Distributions, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to obtain cash from other sources to satisfy the Distribution Requirements, we may fail to maintain our qualification for tax treatment as a RIC and become subject to U.S. federal income tax at corporate rates.
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
A RIC is limited in its ability to deduct expenses in excess of its taxable income. If our otherwise deductible expenses in a given tax year exceed our ordinary taxable gross income, we would incur a net operating loss for that tax year. However, a RIC is not permitted to carry back or carry forward net operating losses, respectively, to prior and subsequent tax years, and such net operating losses would not pass through to the RIC’s stockholders. In addition, deductible expenses can only be used to offset investment company taxable income, and not any net capital gains recognized. Furthermore, RICs cannot use net capital losses to offset the RIC’s investment company taxable income. However, a RIC generally may carry forward such net capital losses in order to use them as an offset to future capital gains indefinitely. Due to these limitations on the deductibility of expenses and net capital losses, we may for U.S. federal income tax purposes have aggregate taxable income for several tax years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the aggregate net income we actually earned during those tax years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize capital gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.
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
Pursuant to Rule 2a-5 under the 1940 Act, our Board has designated a group of our executive officers and senior employees to serve as the Board’s valuation designee under Rule 2a-5 under the 1940 Act (such group of executive officers and senior employees are referred to herein as the “Valuation Committee”). As of December 31, 2025, approximately 97.4% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by our Valuation Committee, subject to oversight and approval by our Board. Fair value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board. Our investments are carried at fair value in accordance with Rule 2a-5 under the 1940 Act. Given our investment strategy, the nature of our investments and the types of businesses in which we invest, substantially all of our investments are considered Level 3 assets under Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) because there generally is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to valuation guidelines approved by our Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.
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
Determinations in Connection with Offerings
Under the 1940 Act, a BDC is only permitted to sell shares of its common stock at a price below the then current NAV per share of such common stock under certain circumstances. Accordingly, a determination must be made that we are not selling shares of our common stock at a price below the NAV per share of our common stock at the time at which the sale is made, unless we then have the requisite shareholder authorization to issue our shares at a price below their NAV per share and it is determined by the Board that such sale is in the best interests of our stockholders. In making such determination, the following factors, among others, are generally considered:
•the NAV per share of our common stock disclosed in the most recent periodic report we filed with the SEC;

•our management’s assessment of whether any material change in the NAV per share has occurred (including through the realization of net gains on the sale of our portfolio investments) from the period beginning on the date of the most recently disclosed NAV per share to the period ending two days prior to the date of the sale of our common stock; and
•the magnitude of the difference between (i) the offering price per share of the shares of our common stock in the proposed offering and (ii) management’s assessment of any material change in the NAV per share of our common stock since the date of the most recently disclosed NAV per share of our common stock.
Importantly, this determination does not require that we calculate NAV per share in connection with each offering of shares of our common stock, but instead it involves a determination that we are not selling shares of our common stock at a price below the then current NAV per share at the time at which the sale is made.
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
However, as an internally managed BDC, our ability to offer more competitive and flexible compensation structures is subject to the limitations imposed by the 1940 Act, such as limitations on offering both a profit-sharing plan and an equity incentive plan, which may limit our ability to attract and retain talented investment management professionals. As such, these limitations could inhibit our ability to grow, pursue our business plan and attract and retain professional talent, any or all of which may have a negative impact on our business, financial condition and results of operations.
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
Our business faces increasing public scrutiny related to corporate social responsibility activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering corporate social responsibility factors in our investment processes. Adverse incidents with respect to such corporate social responsibility activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. At the same time, different stakeholder groups have divergent views on corporate social responsibility matters, which increases the risk that any action or lack thereof with respect to corporate social responsibility matters will be perceived negatively by at least some stakeholders and may adversely impact our reputation and business. If we do not successfully manage corporate social responsibility-related expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our business.
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
Any investment in a portfolio company carries the risk that the portfolio company will make a material misrepresentation or omission in connection with the investment. Such inaccuracy or incompleteness could adversely affect, among other things, the valuation of collateral underlying loans or other debt obligations, our ability to perfect or effectuate a lien on the collateral securing a loan or other debt obligation, the financial condition of the portfolio company or the business prospects of the portfolio company. We, as well as subsidiaries through which we may obtain indirect leveraged exposure to the underlying obligors or portfolio companies of underlying loans, will rely upon the accuracy and completeness of representations made by the underlying obligors or portfolio companies to the extent reasonable. However, there can be no guarantee that these representations are accurate or complete.
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
We have invested and intend to continue investing in companies that operate in technology-related industries. A downturn in one or more technology-related industry sectors and particularly those in which we are heavily concentrated could materially adversely affect our financial condition more than if we invested in a wider range of industries. As of December 31, 2025, approximately 87.1% of the fair value of our portfolio comprised investments in five industries: 24.3% comprised investments in the "Application Software" industry, 23.3% comprised investments in the "Drug Discovery & Development" industry,18.8% comprised investments in the "Healthcare Services, Other" industry, 10.6% in the "System Software" industry, and 10.1% comprised investments in the "Consumer & Business Services" industry. Companies in technology-related industries are subject to numerous risks, including:
•Technology Industry (including Application Software, System Software and Consumer & Business Services Industries) Risk. The market prices and values of companies operating in the technology industry – including application software, system software and consumer and business services companies – tend to exhibit a greater degree of risk and volatility than other types of investments. These companies may fall in and out of favor with the public and investors rapidly, which may cause sudden selling and dramatically lower market prices. These companies also may be affected adversely by changes in technology, consumer and business purchasing patterns, short product cycles, falling prices and profits, government regulation, lack of standardization or compatibility with existing technologies, intense competition, aggressive pricing, advances in artificial intelligence and machine learning, dependence on copyright and/or patent protection and/or obsolete products or services. Certain technology-related companies may face special risks that their products or services may not prove to be commercially successful. Technology-related companies are also strongly affected by worldwide scientific or technological developments. As a result, their products may rapidly become obsolete.
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
•Drug Discovery & Development Industry Risk. The success of pharmaceutical companies operating in the drug discovery and development industry is highly dependent on the development, procurement and marketing of drugs. The valuations of pharmaceutical companies are also dependent on the development, protection and exploitation of intellectual property rights and other proprietary information, and the profitability of pharmaceutical companies may be significantly affected by such things as the expiration of patents or the loss of, or the inability to enforce, intellectual property rights. The research and other costs associated with developing or procuring new drugs and the related intellectual property rights can be significant, and the results of such research and expenditures are unpredictable. There can be no assurance that those efforts or costs will result in the development of a profitable drug. Pharmaceutical companies may be susceptible to product obsolescence. Many pharmaceutical companies face intense competition from new products and less costly generic products. Moreover, the process for obtaining regulatory approval by the FDA or other governmental regulatory authorities is long and costly and there can be no assurance that the necessary approvals will be obtained or maintained. Furthermore, regulatory or policy changes may significantly impact the drug discovery and development industry. Such changes could impact the actions or inactions of the FDA or other governmental regulatory authorities with respect to the receipt or continuation of approvals.
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
•Healthcare Services Industry Risk. The operations of healthcare services companies are subject to extensive federal, state and local government regulations, including Medicare and Medicaid payment rules and regulations, federal and state anti-kickback laws, the physician self-referral law and analogous state self-referral prohibition statutes, Federal Acquisition Regulations, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage, handling and administration of pharmaceuticals. The Medicare and Medicaid reimbursement rules related to claims submission, enrollment and licensing requirements, cost reporting, and payment processes impose complex and extensive requirements upon dialysis providers as well. A violation or departure from any of these legal requirements may result in government audits, lower reimbursements, significant fines and penalties, the potential loss of certification, recoupment efforts or voluntary repayments. If healthcare services companies fail to adhere to all of the complex government regulations that apply to their businesses, such companies could suffer severe consequences that would substantially reduce revenues, earnings, cash flows and stock prices. If healthcare companies are unable to successfully expand their product lines through internal research and development and acquisitions, their business may be materially and adversely affected. In addition, if these companies are unable to successfully grow their businesses through marketing partnerships and acquisitions, their businesses may be materially and adversely affected. Furthermore, regulatory or policy changes may significantly impact, directly or indirectly, the healthcare services industry.
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

The following table shows the fair value of the investments held in portfolio companies as of December 31, 2025, that represent greater than 5% of our net assets:

(in thousands)	December 31, 2025
	Fair Value	Percentage of Net Assets
Phathom Pharmaceuticals, Inc.	$182,883	8.3%
Marathon Health, LLC	181,337	8.2%
Armis, Inc.	159,672	7.2%
ChenMed, LLC	128,240	5.8%
Shield AI, Inc.	118,127	5.3%
Tipalti Solutions Ltd.	113,467	5.1%
SeatGeek, Inc.	111,031	5.0%
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
In some instances, we may control our portfolio companies or provide our portfolio companies with significant managerial assistance. “Control” under the 1940 Act is presumed at more than 25% equity ownership and may also be present at lower ownership levels where we provide managerial assistance. However, we do not, and do not expect to, control the ultimate decision making in most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest will make business decisions with which we disagree, and the management of such company will take risks or otherwise act in ways that do not serve our interests as debt investors or minority equity holders. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that would decrease the value of our portfolio holdings.
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
We value our securities for which no market value is ascertainable quarterly at fair value based on inputs from management and/or one or more third-party valuation firm(s) pursuant to our valuation guidelines approved by our Board. As of December 31, 2025, portfolio investments, whose fair value is determined in good faith by our Valuation Committee, subject to oversight and approval by our Board, were approximately 97.4% of our total assets. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Our NAV could be adversely affected if determinations regarding the fair value of these investments were materially higher than the values ultimately realized upon the disposal of such investments.
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
During the year ended December 31, 2025, we received early principal payments and early payoffs on our debt investments of approximately $811.2 million. We are subject to the risk that the debt investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our securities.
We are subject to risks associated with the interest rate environment and changes in interest rates will affect our cost of capital, net investment income and the value of our investments.
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors and caps. As of December 31, 2025, approximately 97.9% of our debt investments were at floating rates or floating rates with a floor, and 2.1% of our debt investments were at fixed rates. As a result, a change in market interest rates could have a material adverse effect on our net investment income, in particular with respect to increases from current levels to the level of the interest rate caps on certain investments. In periods of rising interest rates, our cost of funds will increase because the interest rates on the amounts borrowed under our Credit Facilities (as defined below) are floating and are not subject to interest rate caps, which could reduce our net investment income to the extent any debt investments have either fixed interest rates, or floating interest rates subject to an interest rate cap below the then current levels, and as a result such interest rates on these debt investments will not increase.
In periods of declining interest rates, our interest income and our net investment income could be reduced as the interest income earned on our floating rate debt investments declines and any new fixed rate debt may be issued at lower coupon rates. Additionally, in periods of declining interest rates, the rate of prepayments has historically tended to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, we would expect reinvestment of the prepayment proceeds by us to generally be at lower rates of return than the return on the assets that were prepaid.
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
Certain investments that we have made in the past and may make in the future include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. We may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We may seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer; however, we may not be able to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress. In addition, we anticipate that approximately 50% of our warrants may not realize any exit or generate any returns. Furthermore, because of the financial reporting requirements under U.S. GAAP, of those approximately 50% of warrants that we do not realize any exit, the assigned costs to the initial warrants may lead to realized losses when the warrants either expire or are not exercised.
We may expose ourselves to risks when we engage in hedging transactions.
When we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and there can be no assurance that any such hedging arrangements will achieve the desired effect. During the year ended and as of December 31, 2025, we had entered into and held one outstanding foreign currency forward contract. We do not utilize hedge accounting and as such we recognize the value of our derivatives at fair value on the Consolidated Statements of Assets and Liabilities with changes in the net unrealized appreciation (depreciation) on forward currency forward contracts recorded on the Consolidated Statements of Operations.
Our investments in foreign securities or investments denominated in foreign currencies may involve significant risks in addition to the risks inherent in U.S. and U.S.-denominated investments.
Our investment strategy contemplates potential investments in securities of foreign companies. Our total investments at fair value in foreign companies were approximately $430.7 million or 9.6% of total investments as of December 31, 2025. Investing in foreign companies may expose us to additional risks not typically associated with investing in securities of U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.
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
As of December 31, 2025, we had approximately $385.6 million of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones.
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
Our ability to service our debt depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Our secured credit facilities with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”) and MUFG Bank, Ltd., (the “MUFG Bank Facility”) and our letter of credit facility with Sumitomo Mitsui Banking Corporation (the “SMBC LC Facility” and together with the SMBC Facility and MUFG Bank Facility, our “Credit Facilities”), as well as the March 2026 A Notes, March 2026 B Notes, September 2026 Notes, January 2027 Notes, 2028 Convertible Notes, June 2030 Notes, 2031 Asset-Backed Notes and 2033 Notes (each term as is individually defined under “Note 5 - Debt” and collectively, the “Notes”), each outstanding as of December 31, 2025, contain financial and operating covenants that could restrict our business activities, including our ability to declare dividend distributions if we default under certain provisions. As of December 31, 2025, we had $277.9 million and $168.0 million in borrowings under the SMBC Facility and MUFG Bank Facility, respectively, and approximately $1.52 billion in aggregate principal outstanding Notes. Further we have an additional $175.0 million and $175.0 million SBA debentures outstanding and incurred by our wholly owned subsidiaries, Hercules Capital IV, L.P. (“HC IV”) and Hercules SBIC V, L.P. (“SBIC V”), respectively, as of December 31, 2025.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (1) our actual asset coverage ratio as of December 31, 2025, and (2) a hypothetical asset coverage ratio of 150% (each excluding our SBA debentures as permitted by our exemptive relief) each at various annual returns on our portfolio as of December 31, 2025, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Annual Return on Our Portfolio (Net of Expenses)
	(10%)	(5%)	0%	5%	10%
Corresponding return to common stockholder assuming our actual asset coverage of 212.1% as of December 31, 2025(1)	(25.94%)	(15.59%)	(5.25%)	5.09%	15.44%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(42.46%)	(26.62%)	(10.78%)	5.06%	20.90%
(1)Assumes $4.6 billion in total assets, $2.3 billion in debt outstanding, $2.2 billion in stockholders’ equity, and an average cost of funds of 5.0%, which is the approximate average cost of our Notes and Credit Facilities for the period ended December 31, 2025. Actual interest payments may be different.
(2)Assumes $7.0 billion in total assets including debt issuance costs on a pro forma basis, $4.7 billion in debt outstanding, $2.2 billion in stockholders’ equity, and an average cost of funds of 5.0%, which is the approximate average cost of our Notes and Credit Facilities for the period ended December 31, 2025, along with the hypothetical estimated incremental cost of debt that would be incurred on offering the maximum permissible debt under the 150% asset coverage. Actual interest payments may be different.
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
If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under our senior securities to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our senior securities. If we breach our covenants under our senior securities and seek a waiver, we may not be able to obtain a waiver from the required lenders or debt holders. If this occurs, we would be in default under our senior securities, the lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because certain of our senior securities have customary cross-default and cross-acceleration provisions, if the indebtedness under our senior securities is accelerated, we may not be able to repay or finance the amounts due.
Any inability to renew, extend or replace our Credit Facilities could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.
The MUFG Bank Facility matures in June 2029 and the SMBC Facility matures in November 2029. In addition, the SMBC LC Facility has a final maturity date ending February 2028. There can be no assurance that we will be able to renew, extend or replace our Credit Facilities upon maturity on terms that are favorable to us, if at all. Our ability to renew, extend or replace the Credit Facilities will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to renew, extend or replace our Credit Facilities at the time of their respective maturities, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC.
Our interests in any subsidiary that enters into a credit facility would be subordinated, and we may not receive cash on our equity interests from any such subsidiary.
We consolidate the financial statements of Hercules Funding IV LLC (“Hercules Funding IV”), our special purpose wholly owned subsidiary that is the borrower under the MUFG Bank Facility, in our consolidated financial statements and treat the indebtedness of such subsidiary as our leverage. Our interests in any wholly owned direct or indirect subsidiary of ours would be subordinated in priority of payment to every other obligation of any such subsidiary and would be subject to certain payment restrictions set forth in any credit facility, including the MUFG Bank Facility. We would receive cash distributions on our equity interests in any such subsidiary only if such subsidiary had made all required cash interest payments to the lenders and no default exists under any credit facility. We cannot assure you that distributions on the assets held by any such subsidiary would be sufficient to make any distributions to us or that such distributions would meet our expectations.
We would receive cash from any such subsidiary only to the extent that we would receive distributions on our equity interests in such subsidiary. Any such subsidiary would be able to make distributions on its equity interests only to the extent permitted by the payment priority provisions of the relevant credit facility. We expect that any credit facility would generally provide that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if such subsidiary would not meet the borrowing base test set forth in any credit facility documents, a default would occur. In the event of a default under any credit facility documents, cash would be diverted from us to pay the lender and other secured parties until they would be paid in full. In the event that we would fail to receive cash from such subsidiary, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.

Our equity interests in any such subsidiary would rank behind all of the secured and unsecured creditors, known or unknown, of such subsidiary, including the lenders in any credit facility. Consequently, to the extent that the value of such subsidiary’s portfolio of loan investments would have been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in such subsidiary could be reduced. Accordingly, our investment in such subsidiary may be subject to up to a complete loss.
Our ability to sell investments held by any subsidiary that enters into a credit facility would be limited.
The MUFG Bank Facility places significant restrictions on our ability, as servicer, to sell investments, and we expect that any credit facility we enter into in the future would include similar restrictions. As a result, there may be times or circumstances during which we would be unable to sell investments or take other actions that might be in our best interests.
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
•Preferred stock or any convertible or exchangeable securities that we have issued or may issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.
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
We have made, and expect to make, distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions, previously projected distributions for future periods, or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with our debt covenants and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.
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
The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below NAV provided that our Board makes certain determinations. We do not currently have the authorization from our stockholders to issue common stock at a price below the then-current NAV per share. We may, however, seek such authorization at future annual or special meetings of stockholders. Our stockholders have previously approved a proposal to authorize us to issue securities to subscribe to, convert to, or purchase shares of our common stock in one or more offerings. Any decision to sell shares of our common stock below NAV per share of our common stock or securities to subscribe to, convert to, or purchase shares of our common stock would be subject to the determination by our Board that such issuance is in our and our stockholders’ best interests.
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
If we issue preferred stock or convertible debt securities, the NAV and market value of our common stock may become more volatile.
We cannot assure you that the issuance of preferred stock and/or additional convertible debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock or additional convertible debt would likely cause the NAV of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the convertible debt securities, were to approach the net rate of return on our investment portfolio, the benefit of such leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the convertible debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or convertible debt securities. Any decline in the NAV of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in NAV to the holders of our common stock than if we were not leveraged through the issuance of preferred stock or debt securities. This decline in NAV would also tend to cause a greater decline in the market price, if any, for our common stock.
There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred stock or convertible debt, or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund the redemption of some or all of the preferred stock or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt, or any combination of these securities. Holders of preferred stock or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Our stockholders may experience dilution upon the conversion of our 2028 Convertible Notes.
Our 2028 Convertible Notes, issued on March 10, 2025, are convertible into shares of our common stock beginning on March 1, 2028 or, under certain circumstances, earlier. Upon conversion of the 2028 Convertible Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock, subject to an irrevocable settlement method election that may be made by us. The initial conversion price of the 2028 Convertible Notes is $21.48, subject to adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our NAV per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the 2028 Convertible Notes and any distributions paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.
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
The Unsecured Notes are obligations exclusively of Hercules Capital, Inc. and not of any of our subsidiaries (which includes, for purposes of this risk factor only, our affiliated securitization trust). None of our subsidiaries are or act as guarantors of the Unsecured Notes. Furthermore, the Unsecured Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. A portion of our indebtedness is held through subsidiary financing vehicles and secured by certain assets of our subsidiaries. See “Note 5 – Debt” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity, Capital Resources and Obligations.” Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Unsecured Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. As a result of not having a direct claim against any of our subsidiaries, the Unsecured Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Unsecured Notes.
If an active trading market for the March 2026 A Notes, March 2026 B Notes, September 2026 Notes, January 2027 Notes, 2028 Convertible Notes, June 2030 Notes, or 2031 Asset-Backed Notes does not develop, holders could be unable to resell them.
The March 2026 A Notes, March 2026 B Notes, September 2026 Notes, January 2027 Notes, 2028 Convertible Notes, June 2030 Notes, or 2031 Asset-Backed Notes may or may not have an active trading market. We do not currently intend to apply for listing of any such notes on any securities exchange or for quotation of any such notes on any automated dealer quotation system. If no active trading market develops, a holder may not be able to resell any at their fair market value or at all. If any of such notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. If a market is made for any of such notes, any such market-making may be discontinued at any time. In addition, any market-making activity, if any, will be subject to limits imposed by law. Accordingly, we can provide no assurance that a liquid trading market, if any, will develop for such notes, that a holder will be able to sell any of such notes at a particular time, or that the price a holder may receive when it sells any of such notes will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for such notes may be harmed. Accordingly, a holder may be required to bear the financial risk of an investment in such notes for an indefinite period of time.

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
The indentures under which the 2033 Notes, September 2026 Notes, January 2027 Notes, 2028 Convertible Notes and June 2030 Notes were issued contain limited protections for the holders of such notes.
The indentures under which the 2033 Notes, September 2026 Notes, January 2027 Notes, 2028 Convertible Notes and June 2030 Notes were issued offers limited protections to the holders of such notes. The terms of the respective 2033 Notes, September 2026 Notes, January 2027 Notes, 2028 Convertible Notes and June 2030 Notes indentures do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in such notes. In particular, the terms of the respective 2033 Notes, September 2026 Notes, January 2027 Notes, 2028 Convertible Notes and June 2030 Notes indentures do not place any restrictions on our or our subsidiaries’ ability to:
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

Furthermore, the terms of the respective 2033 Notes, September 2026 Notes, January 2027 Notes, 2028 Convertible Notes and June 2030 Notes indentures do not protect their respective holders in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity.
Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2033 Notes, September 2026 Notes, January 2027 Notes, 2028 Convertible Notes and June 2030 Notes may have important consequences for their holders, including making it more difficult for us to satisfy our obligations with respect to the 2033 Notes, September 2026 Notes, January 2027 Notes, 2028 Convertible Notes and June 2030 Notes or negatively affecting their trading value.
Certain of our debt instruments include more protections for their respective lenders than the 2033 Notes, September 2026 Notes, January 2027 Notes, 2028 Convertible Notes and June 2030 Notes, and we may issue or incur additional debt in the future which could contain more protections for its holders, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of such notes.
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
We may not be able to prepay the Notes upon a change in control or fundamental change.
The agreements governing the March 2026 A Notes, March 2026 B Notes, September 2026 Notes, January 2027 Notes and June 2030 Notes require us to offer to prepay all of the issued and outstanding notes upon a change in control and election by the holders, which could have a material adverse effect on our business, financial condition and results of operations. A change in control under the indentures or note purchase agreements, as applicable, occurs upon the consummation of a transaction which results in a “person” or “group” (as those terms are used in the Exchange Act and the rules promulgated thereunder) becoming the beneficial owner of more than 50% of our outstanding voting stock.
In addition, the indenture governing the 2028 Convertible Notes provides holders of the 2028 Convertible Notes the right to require us to repurchase such notes upon the occurrence of a fundamental change (as defined therein), which could have a material adverse effect on our business, financial condition and results of operations.
Upon a change in control or fundamental change event, as applicable, holders of the notes may require us to prepay for cash some or all of the notes at a prepayment price equal to 100% of the aggregate principal amount of the notes being prepaid, plus accrued and unpaid interest to, but not including, the date of prepayment. If a change in control or fundamental change event were to occur, we may not have sufficient funds to prepay any such accelerated indebtedness. The terms of the 2033 Notes and 2031 Asset-Backed Notes do not require us to purchase the 2033 Notes or 2031 Asset-Backed Notes, respectively, in connection with a change of control or any other event. Our Credit Facilities do not require us to repay the Credit Facilities in connection with a change of control, however, certain merger or consolidation transactions may trigger an event of default under the Credit Facilities, which may result in amounts outstanding under the Credit Facilities to be accelerated.
Risks Related To Our SBIC Subsidiaries
We, through our wholly owned subsidiaries, issue debt securities guaranteed by the SBA and sold in the capital markets. As a result of its guarantee of the debt securities, the SBA has fixed dollar claims on the assets of our subsidiaries that are superior to the claims of our securities holders.
Our wholly owned subsidiaries HC IV and SBIC V, each have $175.0 million of SBIC debentures outstanding. Neither HC IV nor SBIC V have additional debentures available. SBIC debentures are guaranteed by the SBA, have a maturity of ten years from the date of issuance (maturing in 2031, 2032 and 2035) and require semiannual payments of interest.
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

Risks Related To Operating As A RIC And U.S. Federal Income Taxes
We will be subject to U.S. federal income tax if we are unable to qualify for taxation as a RIC under Subchapter M Part I of the Code.
To maintain RIC status under Subchapter M Part I of the Code, we must meet the following distribution, income and asset requirements (see “Item 1. Business — Certain United States Federal Income Tax Considerations — Qualifying as a Regulated Investment Company.”):
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
U.S. capital markets have experienced volatility and disruption in recent years, including as a result of the COVID-19 pandemic, certain regional bank failures, an inflationary economic environment and tariffs and global trade negotiations. Any future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets.
At various times, such disruptions in the past have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time, and may materially worsen in the future, including as a result of U.S. government shutdowns, or future downgrades to the U.S. government's sovereign credit rating or the perceived credit worthiness of the U.S. or other large global economies. In addition, uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, healthcare, taxation, economic, environmental and other policies, as well as the impact of geopolitical tension, could lead to disruption, instability and volatility in the global capital markets. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited in the past and could continue to limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the value of our debt and equity investments.

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
The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which we and our portfolio companies will operate.
Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on us and our investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of our investments. We could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments.
While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulation can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us and our clients.
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
The U.S. government has indicated its intent, made proposals and taken actions to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, existing bilateral or multi-lateral trade agreements and treaties with foreign countries. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. These developments, or the perception that more of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.
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
Technological innovations, including artificial intelligence and machine learning, have disrupted traditional approaches in multiple industries and younger companies have been able to achieve success and in the process disrupt markets and market practices. Further, the frequency of such disruptions is expected to increase. We can provide no assurance that new businesses and approaches will not be created that would compete with us and/or our portfolio companies or alter the market practices in which we have been designed to function within and on which we depend on for our investment return. New approaches could damage our investments, disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments.
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
We may be the target of litigation.
We may be the target of securities litigation in the future, particularly if the value of shares of our common stock fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders or in connection with shareholder activism. In addition, our investment activities subject us to litigation relating to portfolio company bankruptcy processes and the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control or significant influence over a portfolio company’s direction. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.
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
Item 2.     Properties
Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Our corporate headquarters are located at 1 North B Street, Suite 2000 in San Mateo, California. We also lease office space in Boston, MA, New York, NY, Denver, CO, Westport, CT, San Diego, CA, and London, United Kingdom.
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

PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
PRICE RANGE OF COMMON STOCK
Our common stock is traded on the NYSE under the symbol “HTGC.” As of February 2, 2026, we had approximately 156,079 stockholders of record, which does not include stockholders for whom shares are held in “nominee” or “street name.” Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.
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

		Price Range		Premium/ Discount of High Sales Price to NAV	Premium/ Discount of Low Sales Price to NAV	Cash Distribution per Share(2)
	NAV(1)	High	Low
Year Ended December 31, 2024
First quarter	$11.63	$18.77	$16.67	61.4%	43.3%	$0.48
Second quarter	$11.43	$19.92	$17.07	74.3%	49.3%	$0.48
Third quarter	$11.40	$21.67	$17.71	90.1%	55.4%	$0.48
Fourth quarter	$11.66	$20.22	$18.53	73.4%	58.9%	$0.48
Year Ended December 31, 2025
First quarter	$11.55	$22.00	$18.01	90.5%	55.9%	$0.47
Second quarter	$11.84	$19.10	$16.24	61.3%	37.2%	$0.47
Third quarter	$12.05	$19.53	$18.34	62.1%	52.2%	$0.47
Fourth quarter	$12.13	$19.05	$16.70	57.0%	37.7%	$0.47
Year Ending December 31, 2026
First quarter (through February 5, 2026)	*	$18.97	$16.33	*	*	$0.47
*     NAV has not yet been calculated for this period.
(1)NAV per share is generally determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Represents the dividend or distribution declared in the relevant quarter.
SALES OF UNREGISTERED SECURITIES
During 2025, 2024, and 2023, we issued 495,631, 471,949, and 303,960 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended (“the Securities Act”). The aggregate value of the shares of our common stock issued under our dividend reinvestment plan during the years ended December 31, 2025, 2024, and 2023 were approximately $9.3 million, $8.8 million, and $4.6 million, respectively.

EQUITY COMPENSATION PLAN INFORMATION
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ISSUER PURCHASES OF EQUITY SECURITIES
The Company did not repurchase common stock on the open market during the years ended 2025, 2024, and 2023. Upon vesting of restricted stock awarded pursuant to our equity compensation plans, shares may be withheld to meet applicable tax withholding requirements. Any shares withheld are treated as common stock purchases by the Company in our consolidated financial statements as they reduce the number of shares received by employees upon vesting. These shares are netted within the amounts “Issuance of common stock under equity-based award plans” and “Shares retired on vesting of equity-based awards” disclosed in the Consolidated Statements of Changes in Net Assets.
DISTRIBUTION POLICY
To maintain our RIC status under the Code, we must distribute to our stockholders dividend distributions of an amount generally at least equal to the Distribution Requirements. See “Item 1. Business - Certain United States Income Tax Considerations — Qualifying as a Regulated Investment Company.”
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
Distributions from our taxable income to a stockholder generally will be treated as a dividend for U.S. federal income tax purposes to the extent of such stockholder’s allocable share of our current or accumulated earnings and profits. Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our taxable year based upon our taxable income for the full taxable year and distributions paid for the full taxable year. Of the distributions declared during the years ended December 31, 2025, 2024, and 2023, 100% were distributions derived from our current and accumulated earnings and profits. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2026 distributions to stockholders will actually be and we cannot assure you that we will achieve results that will permit the payment of any cash distributions.
We maintain an “opt-out” distribution reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board authorizes, and we declare a cash distribution, then our stockholders who have not “opted out” of our distribution reinvestment plan will have their cash distribution (net of applicable withholding tax) automatically reinvested in additional shares of our common stock, rather than receiving the cash distributions. During 2025, 2024, and 2023, we issued 495,631, 471,949 and 303,960 shares, respectively, of common stock to stockholders in connection with the distribution reinvestment plan.

PERFORMANCE GRAPH
The following stock performance graph compares the cumulative stockholder return assuming that, on December 31, 2020, a person invested $100 in each of our common stock, the S&P 500 Index, the NASDAQ Financial 100 Index, the S&P BDC Index, and the KBW Regional Bank Index. The graph measures total stockholder return, which takes into account both changes in stock price and distributions, prior to any tax effect. It assumes that distributions paid are reinvested in like securities.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hercules Capital, Inc., the S&P 500 Index,
the NASDAQ Financial 100 Index, the S&P BDC Index and the KBW NASDAQ Regional Banking Index

$250
$200
$150
$100
$50
$0
12/31/20
6/30/21
12/31/21
6/30/22
12/31/22
6/30/23
12/31/23
6/30/24
12/31/24
6/30/25
12/31/25
Hercules Capital, Inc.
S&P 500
NASDAQ Financial 100
S&P BDC
KBW NASDAQ Regional Banking

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.

*Assumes $100 invested on December 31, 2020 in Hercules Capital, Inc. or the applicable index, and that all dividends are reinvested.
This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of, or intended to forecast, future stock price performance.
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
•the occurrence and impact of macro-economic developments (for example, tariffs and other trade or sanction issues, government shutdown, global pandemics, natural disasters, terrorism, international conflicts and war) on us and our portfolio companies;
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
Since inception through December 31, 2025, we have originated more than $25.0 billion in commitments in over 700 companies. We, through the Adviser Subsidiary, may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we, through the Adviser Subsidiary may earn management or other fees for our services. As of December 31, 2025, we, including through our Adviser Subsidiary, actively manage more than $5.7 billion of assets.
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
Portfolio and Investment Activity
The total fair value of our investment portfolio as of December 31, 2025 and December 31, 2024 was as follows:

(in millions)	Fair Value
	December 31, 2025	December 31, 2024
Debt	$4,279.4	$3,494.6
Equity	139.0	128.7
Warrants	41.1	30.5
Investment Funds & Vehicles	7.1	6.2
Total Investment Portfolio	$4,466.6	$3,660.0
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

Our portfolio activity for the years ended December 31, 2025 and 2024 was comprised of the following:

(in millions)	December 31, 2025	December 31, 2024
Investment Commitments(1)
Investment Commitments Originated by Hercules Capital and the Adviser Funds	$3,924.3	$2,692.7
Less: Commitments assigned to or directly committed by the Adviser Funds	(1,028.4)	(562.1)
Net Total Investment Commitments	$2,895.9	$2,130.6

Gross Debt Commitments Originated by Hercules Capital and the Adviser Funds
New portfolio company	$2,668.1	$2,335.4
Existing portfolio company	1,241.9	344.8
Sub-total	3,910.0	2,680.2
Less: Debt commitments assigned to or directly committed by the Adviser Funds	(1,024.7)	(559.9)
Net Total Debt Commitments	$2,885.3	$2,120.3

Investment Fundings(2)
Gross Debt Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$1,383.8	$1,281.7
Existing portfolio company	876.1	513.5
Sub-total	2,259.9	1,795.2
Less: Debt fundings assigned to or directly funded by the Adviser Funds	(575.4)	(381.4)
Net Total Debt Fundings	$1,684.5	$1,413.8
Equity Investments and Investment Funds and Vehicles Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$4.9	$2.0
Existing portfolio company	10.3	10.0
Sub-total	$15.2	$12.0
Less: Equity fundings assigned to or directly funded by the Adviser Funds	(3.7)	(1.8)
Net Total Equity and Investment Funds and Vehicle Fundings	$11.5	$10.2

Total Unfunded Contractual Commitments (3)	$385.6	$448.5

Non-Binding Term Sheets
New portfolio company	$557.1	$297.6
Existing portfolio company	257.5	—
Total	$814.6	$297.6
(1)Includes restructured loans and renewals in addition to new commitments.
(2)Funded amounts include borrowings on revolving facilities.
(3)Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $96.2 million and $139.7 million of unfunded commitments as of December 31, 2025 and December 31, 2024, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds.
We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the year ended December 31, 2025, we received approximately $848.3 million in aggregate principal repayments. Approximately $37.1 million of the aggregate principal repayments related to scheduled principal payments and approximately $811.2 million were early principal repayments related to 48 portfolio companies. Additionally, during the year ended December 31, 2025, we received $54.5 million from the partial sale of three debt investments to external parties and sold four debt investments for $20.0 million to the Adviser Funds.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for the years ended December 31, 2025 and 2024 was as follows:

(in millions)	December 31, 2025	December 31, 2024
Beginning Portfolio	$3,660.0	$3,248.0
New fundings and restructures	2,275.1	1,807.2
Fundings assigned to or directly funded by the Adviser Funds	(579.1)	(383.2)
Equity and warrants not related to current period fundings	1.2	0.3
Principal repayments received on investments	(37.1)	(31.6)
Early payoffs	(811.2)	(922.0)
Proceeds from the sale of debt investments	(74.5)	—
Proceeds from sale of equity and warrant investments	(46.4)	(49.4)
Paid-in-kind interest	55.7	50.0
Accretion of loan discounts	46.3	37.7
Net acceleration of loan discounts and loan fees due to early payoffs or restructures	(13.6)	(12.3)
New loan fees	(19.3)	(15.2)
Gain (loss) on investments due to sales or write offs	(38.1)	(19.7)
Net change in unrealized appreciation (depreciation)	47.6	(49.8)
Ending Portfolio	$4,466.6	$3,660.0
Additionally, we may hold investments in debt, warrant, or equity positions of portfolio companies that have filed a registration statement with the SEC in contemplation of a potential IPO. There can be no assurance that companies that have yet to complete their IPOs will do so in a timely manner or at all.
The following table presents certain additional selected information regarding our debt investment portfolio as of December 31, 2025 and December 31, 2024. This includes information on benchmark index rate floors which we have in place on all of our floating rate debt investments.

	December 31, 2025	December 31, 2024
Number of portfolio companies with debt outstanding	127	118
Percentage of debt bearing a floating rate	97.9%	97.4%
Percentage of debt bearing a fixed rate	2.1%	2.6%
Weighted average core yield on debt investments(1)(3)	12.5%	12.9%
Weighted average effective yield on debt investments(2)(3)	12.9%	13.7%
Prime rate at the end of the period	6.75%	7.50%
Percentage of Prime rate linked debt investments	84.0%	77.5%
Weighted average floor rate bearing a Prime rate	7.2%	7.2%
Percentage of SOFR, SONIA and BSBY rate linked debt investments	13.9%	19.9%
Weighted average floor rate bearing a SOFR, SONIA or BSBY rate	1.0%	1.0%
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
(3)The core and effective yields represent the weighted average yields for the three month periods ended December 31, 2025 and December 31, 2024. Please refer to the "Portfolio Yield" section below for further discussion of these measures.
Macroeconomic Market Developments
The capital markets are subject to fluctuations caused by various external factors such as changes in the inflationary environment, interest rate movements, concerns over slowing economic growth and possible global recession, changes to U.S. tariff and import/export regulations, uncertainty and disruption caused by geopolitical tensions and disruptions caused by government shutdowns, among other factors. These macroeconomic developments are outside our control and could require us to adjust our plan of operations, and impact our financial position, results of operations or cash flows in the future. We monitor macroeconomic market developments and their related impact to our business, including impacts to our portfolio companies, employees, due diligence and underwriting processes, and the broader financial markets.
Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more resilient to U.S. and global economic cycles. This includes being partially insulated from declining interest rates as all of our floating rate debt investments, which represent 97.9% and 97.4% of our debt portfolio as of December 31, 2025 and December 31, 2024, respectively, are subject to interest rate floors. While our portfolio is not immune to the impact of macroeconomic events, we believe we and our portfolio are well positioned to manage the current environment. Given the unpredictability and fluidity of the macroeconomic market, neither our management nor our Board is able to predict the full impact of the macroeconomic events on our business, future results of operations, financial position, or cash flows. For additional information, see “Part I - Item 1A. Risk Factors” in this Annual Report.
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
As of December 31, 2025, our debt investments generally have a term of between two and five years and typically bear interest at a rate ranging from approximately 7% to approximately 14%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.
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
Loan origination and commitment fees are generally received in full at the inception of a loan, are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. As of December 31, 2025 and 2024, unamortized capitalized fee income was recorded as follows:

(in millions)	As of December 31,
	2025	2024
Offset against debt investment cost	$42.5	$36.9
Deferred obligation contingent on funding or other milestone	9.8	9.1
Total Unamortized Fee Income	$52.3	$46.0
Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of December 31, 2025 and 2024, loan exit fees receivable were recorded as follows:

(in millions)	As of December 31,
	2025	2024
Included within debt investment cost	$48.6	$39.2
Deferred receivable related to expired commitments	4.5	3.0
Total Exit Fees Receivable	$53.1	$42.2
Additionally, we have debt investments in our portfolio that earn PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our status as a RIC, the non-cash PIK income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. During the years ended December 31, 2025 and December 31, 2024, we recorded approximately $55.9 million and $51.3 million of PIK income, respectively.
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

	Three Months Ended December 31,		Year ended December 31,
	2025	2024	2025	2024
Total Yield	12.4%	13.2%	12.8%	13.9%
Effective Yield(1)	12.9%	13.7%	13.3%	14.4%
Core Yield (Non-GAAP)(1)	12.5%	12.9%	12.5%	13.5%
(1)Yield calculated using “Total investment income” excluding bank interest, dividend income, and investment income from other assets for the three months and year ended December 31, 2025 and December 31, 2024.
We believe that these measures are useful for our stockholders as it provides further insight into the yield of our portfolio to allow a more meaningful comparison with our competitors. The reconciliation to calculate “Core investment income” from GAAP basis “Total investment income” are as follows:

(in thousands)	Three Months Ended December 31,		Year ended December 31,
	2025	2024	2025	2024
GAAP Basis: Total investment income	$137,430	$121,784	$532,493	$493,591
Less: fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events except income from expired commitments	(4,180)	(7,309)	(31,232)	(32,382)
Non-GAAP Basis: Core investment income	$133,250	$114,475	$501,261	$461,209
Less: bank interest income, dividend income, and other investment income from other assets	(2,816)	(3,002)	(12,091)	(11,371)
Core investment income from debt portfolio	$130,434	$111,473	$489,170	$449,838
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
Another financial measure that we monitor is the total return for our investors, which was approximately 3.2% and 32.8% during the years ended December 31, 2025 and 2024, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that may be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition
Our portfolio companies are primarily privately held companies which are active in sectors characterized by high margins, high growth rates, consolidation, and product and market extension opportunities and, to a lesser extent, public companies active in those sectors.
The following table presents the fair value of our portfolio by industry sector as of December 31, 2025 and December 31, 2024:

(in thousands)	December 31, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Application Software(1)	$1,087,954	24.3%	$790,180	21.6%
Drug Discovery & Development	1,039,712	23.3%	1,080,390	29.5%
Healthcare Services, Other	838,508	18.8%	610,184	16.7%
System Software(1)	472,144	10.6%	290,920	7.9%
Consumer & Business Services	449,631	10.1%	372,641	10.2%
All other industries(2)	578,698	12.9%	515,663	14.1%
Total	$4,466,647	100.0%	$3,659,978	100.0%
(1)Effective December 31, 2025, the former “Software” category has been separated into “Application Software” and “System Software”. Prior year amounts have been reclassified to conform to the current presentation.
(2)See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of December 31, 2025, the fair value as a percentage of total portfolio does not exceed 5.0% for any individual industry sector other than “Application Software”, “Drug Discovery & Development”, “Healthcare Services, Other”, “System Software”, and “Consumer & Business Services”.
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
For the years ended December 31, 2025 and 2024, our ten largest portfolio companies represented approximately 28.6% and 31.6%, respectively, of the total fair value of our investments in portfolio companies. As of December 31, 2025 and December 31, 2024, we had seven and six investments, respectively, that represented 5% or more of our net assets. As of December 31, 2025 and December 31, 2024, we had two and three equity investments, respectively, that represented 5% or more of the total fair value of our equity investments. These equity investments represented approximately 48.4% and 49.7% of the total fair value of our equity investments as of December 31, 2025 and December 31, 2024, respectively.
As of December 31, 2025 and 2024, approximately 97.9% and 97.4%, respectively, of the debt investment portfolio was priced at floating interest rates with a floor. Our interest rates use Prime, SOFR, or SONIA as benchmark index rates. Changes in these benchmark index rates may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.
Our investments in Structured Debt generally have detachable equity enhancement features in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of December 31, 2025, we held warrants in 108 portfolio companies, with a fair value of approximately $41.1 million. The fair value of our warrant portfolio increased by approximately $10.6 million, as compared to a fair value of $30.5 million as of December 31, 2024, primarily related to the increase in fair value of the portfolio companies.
Our existing warrant holdings would require us to invest approximately $63.7 million to exercise such warrants as of December 31, 2025. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.02x to 42.71x based on the historical rate of return on our investments. We may also experience losses from our warrant portfolio in the event that warrants are terminated or expire unexercised.

Portfolio Grading
We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of December 31, 2025 and 2024, respectively:

(in thousands)	December 31, 2025			December 31, 2024
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	16	$681,631	15.9%	19	$654,489	18.7%
2	69	2,168,985	50.7%	53	1,649,906	47.2%
3	39	1,355,528	31.7%	39	1,012,603	29.0%
4	3	73,268	1.7%	6	159,372	4.6%
5	—	—	0.0%	1	18,231	0.5%
Total	127	$4,279,412	100.0%	118	$3,494,601	100.0%
As of December 31, 2025 and December 31, 2024, our debt investments had a weighted average investment grading of 2.20 and 2.26 on a cost basis, respectively. Changes in a portfolio company's investment grading may be a result of changes in portfolio company's performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or is underperforming relative to its respective business plan. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company's investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event.
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
Performing and Non-accrual Investments
The following table shows the amortized cost of our performing and non-accrual investments as of December 31, 2025 and December 31, 2024:

(in millions)	As of December 31,
	2025		2024
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	$4,457	99.8%	$3,648	98.3%
Non-accrual	11	0.2%	61	1.7%
Total Investments	$4,468	100.0%	$3,709	100.0%
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

Results of Operations
Our condensed consolidated operating results for the years ended December 31, 2025 and 2024, were as follows:

(in thousands, except per share data)	Year Ended December 31,
	2025	2024
Total investment income	$532,493	$493,591
Total expenses	190,773	167,759
Net investment income	341,720	325,832
Net realized gain (loss):	(40,795)	(31,657)
Net change in unrealized appreciation (depreciation):	38,812	(31,209)
Net increase (decrease) in net assets resulting from operations	$339,737	$262,966

Net investment income before gains and losses per common share:
Basic	$1.91	$2.00

Change in net assets resulting from operations per common share:
Basic	$1.90	$1.61
Diluted	$1.85	$1.61
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
Investment Income
Total investment income for the year ended December 31, 2025 was approximately $532.5 million as compared to approximately $493.6 million for the year ended December 31, 2024. Investment income is primarily composed of interest income earned on our debt investments, fee income from commitments, facilities, and other loan related fees and dividend income.
Interest and Dividend Income
The following table summarizes the components of interest and dividend income for the years ended December 31, 2025 and 2024:

(in thousands)	Year Ended December 31,
	2025	2024
Contractual interest income	$381,711	$355,470
Exit fee interest income	50,991	44,448
PIK interest income	55,923	51,270
Dividend income	8,700	7,900
Other investment income(1)	10,562	8,107
Total interest and dividend income	$507,887	$467,195
(1)Other investment income includes OID interest income and interest recorded on other assets.
Interest and dividend income for the year ended December 31, 2025 totaled approximately $507.9 million as compared to approximately $467.2 million for the year ended December 31, 2024. The increase in interest and dividend income for the year ended December 31, 2025 as compared to the year ended December 31, 2024, is primarily attributable to an increase in the weighted average principal outstanding and dividend income distributions primarily from the Adviser Subsidiary. Partially offsetting income growth was the impact of declining core yield due to declining benchmark rates in 2025.

Interest income is comprised of recurring interest income from the contractual servicing of loans and non-recurring interest income that is related to the acceleration of income due to early loan repayments and other one-time events during the period.
The following table summarizes recurring and non-recurring interest income and dividend income for the years ended December 31, 2025 and December 31, 2024:

(in thousands)	Year Ended December 31,
	2025	2024
Recurring interest income	$478,718	$441,361
Non-recurring interest income	20,469	17,934
Dividend income	8,700	7,900
Total interest and dividend income	$507,887	$467,195
A portion of interest income is earned in the form of PIK interest. The following table shows the PIK-related activity for the years ended December 31, 2025 and 2024, at cost:

(in thousands)	Year Ended December 31,
	2025	2024
Beginning PIK interest receivable balance	$67,656	$38,030
PIK interest income during the period	55,923	51,270
PIK capitalized as principal or converted to equity or other assets	(5,318)	(1,095)
Payments received from PIK loans	(4,894)	(18,346)
Realized gain (loss)	(4,232)	(2,203)
Ending PIK interest receivable balance	$109,135	$67,656
The increase in PIK interest income during the year ended December 31, 2025, as compared to the year ended December 31, 2024, is due to an increase in the weighted average principal outstanding for debt investments which earn PIK interest. Payments on PIK loans are normally received only in the event of payoffs. The PIK receivable for December 31, 2025 and December 31, 2024 was approximately 3% and 2% of total debt investments, respectively.
Fee Income
Fee income is comprised of recurring fee income from commitment, facility, and loan related fees, fee income due to expired commitments, and acceleration of fee income due to early loan repayments during the period. The following table summarizes the components of fee income for the years ended December 31, 2025 and December 31, 2024:

(in thousands)	Year Ended December 31,
	2025	2024
Recurring fee income	$11,853	$9,507
Fee income - expired commitments	1,990	2,442
Accelerated fee income - early repayments	10,763	14,447
Total fee income	$24,606	$26,396
The decrease in fee income for the year ended December 31, 2025, as compared to the year ended December 31, 2024, is primarily due to lower prepayment penalty from early repayments and lower fees recognized on expired commitments, partially offset by higher recurring fee income from an increase in the weighted average principal outstanding.
Operating Expenses
Our operating expenses are comprised of interest and fees on our debt borrowings, general and administrative expenses, taxes, and employee compensation and benefits. During the years ended December 31, 2025 and 2024, our net operating expenses totaled approximately $190.8 million and $167.8 million, respectively.
Interest and Fees on our Debt
Interest and fees on our debt totaled approximately $103.2 million and $86.0 million for the years ended December 31, 2025 and 2024, respectively. Interest and fee expense during the year ended December 31, 2025, as compared to the year ended December 31, 2024, increased due to higher weighted average debt outstanding.
Our weighted average cost of debt was approximately 5.0% for each of the years ended December 31, 2025 and 2024. The weighted average cost of debt includes interest and fees on our debt, but excludes the impact of fee accelerations due to the extinguishment of debt, as applicable.

General and Administrative Expenses and Tax Expenses
General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses decreased to $19.0 million from $19.7 million for the years ended December 31, 2025 and 2024, respectively. The decrease in general and administrative expenses for the year ended December 31, 2025 is primarily attributable to a decrease in costs of office and professional fees and expenses. Tax expenses were $5.8 million for each of the years ended December 31, 2025 and 2024. Our tax expenses primarily relate to excise tax accruals.
Employee Compensation
Employee compensation and benefits totaled approximately $63.3 million for the year ended December 31, 2025, as compared to approximately $54.2 million for the year ended December 31, 2024. The increase for the year ended December 31, 2025 was primarily due to fluctuations in variable compensation and increase in headcount.
Employee stock-based compensation totaled approximately $14.6 million for the year ended December 31, 2025, as compared to approximately $12.8 million for the year ended December 31, 2024. The increase for the year ended December 31, 2025 was primarily attributable to an increase in the grant date fair value of the Service Vesting Awards (as defined in “Note 8 — Equity Incentive Plans — Service Vesting Awards” to our consolidated financial statements).
Expenses allocated to the Adviser Subsidiary
The shared services agreement with the Adviser Subsidiary (the “Sharing Agreement”), provides the Adviser Subsidiary access to our human capital resources, including deal professionals, finance, and administrative functions, as well as other resources including infrastructure assets such as office space and technology. Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the years ended December 31, 2025 and 2024, are net of expenses allocated to the Adviser Subsidiary of $15.2 million and $10.8 million, respectively. The increase in expenses allocated to the Adviser Subsidiary for the year ended December 31, 2025 compared to 2024 is due to an increase in time spent on the Adviser Funds and an increase in investments allocated to the Adviser Funds. As of December 31, 2025 and 2024, there was $1.7 million and less than $0.1 million due from the Adviser Subsidiary, respectively.
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
A summary of net realized gains and losses for the years ended December 31, 2025 and 2024 is as follows:

(in thousands)	Year Ended December 31,
	2025	2024
Realized gains	$32,096	$39,676
Realized losses	(70,553)	(70,175)
Realized foreign exchange gains (losses)	(2,154)	(987)
Realized loss on debt extinguishment	(184)	(171)
Net realized gains (losses)	$(40,795)	$(31,657)
During the year ended December 31, 2025, we recognized a net realized loss of $40.8 million. The net realized gains (losses) were generated from gross realized gains of $32.1 million primarily from sale of our equity positions in Axsome Therapeutics, Inc., BridgeBio Pharma, Inc and Madrigal Pharmaceuticals, Inc. and collections from our equity and warrants related to Akero Therapeutics, Inc., Couchbase, Inc. and Next Insurance, Inc. following capital market transactions or events. Our gains were offset by gross realized losses of $70.6 million from the write-off of our debt investments relating to restructure of Khoros, LLC and Annex Cloud and sale of AmplifyBio, LLC and Carbon Health Technologies, Inc., and the write-off of our equity and warrant investments in HilleVax, Inc., Chrome Holding Co. (p.k.a 23andMe, Inc.), bluebird bio, Inc., and others. Additionally, we recognized a foreign exchange loss of $2.1 million related to investments in foreign denominated debt investments and a forward contract.
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
The net change in unrealized appreciation and depreciation of our investments is derived from the changes in fair value of each investment determined in good faith by our Valuation Committee and approved by the Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the years ended December 31, 2025 and 2024:

(in thousands)	Year Ended December 31,
	2025	2024
Gross unrealized appreciation on portfolio investments	$68,562	$111,909
Gross unrealized depreciation on portfolio investments	(58,720)	(163,789)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event(1)	24,454	3,010
Net change in unrealized appreciation (depreciation) on portfolio investments	34,296	(48,870)
Other net changes in unrealized appreciation (depreciation)(2)	4,516	17,661
Total net change in unrealized appreciation (depreciation) on investments	$38,812	$(31,209)
(1)For the years ended December 31, 2025 and 2024, reversals of prior period net changes in unrealized appreciation (depreciation) include $45.2 million and $44.6 million, respectively, of reversed unrealized depreciation, related to the $57.7 million and $63.1 million, respectively, of realized debt losses from the write-off of certain debt investments noted above.
(2)Includes the net change in unrealized appreciation (depreciation) related to foreign exchange movements, derivative instruments and other assets and liabilities.
During the years ended December 31, 2025 and 2024, we recorded approximately $38.8 million of net unrealized appreciation and $31.2 million of net unrealized depreciation on our investments, respectively. The increase in unrealized appreciation was primarily related to appreciation on debt and warrant investments which was partially offset by depreciation of our equity investments during the year ended December 31, 2025.
The following table summarizes the key drivers of change in net unrealized appreciation (depreciation) of investments for the years ended December 31, 2025 and 2024:

(in thousands)	Year Ended December 31,
	2025			2024
	Debt	Equity, Warrants and Investment Funds(2)	Total	Debt	Equity, Warrants and Investment Funds(2)	Total
Investment valuation appreciation (depreciation)	$(5,049)	$14,891	$9,842	$(45,718)	$(6,162)	$(51,880)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event(1)	28,755	(4,301)	24,454	26,665	(23,655)	3,010
Other net changes in unrealized appreciation (depreciation)(2)	12,697	(8,181)	4,516	(816)	18,477	17,661
Net change in unrealized appreciation (depreciation)	$36,403	$2,409	$38,812	$(19,869)	$(11,340)	$(31,209)
(1)For the years ended December 31, 2025 and 2024, reversals of prior period net changes in unrealized appreciation (depreciation) include $45.2 million and $44.6 million, respectively, of reversed unrealized depreciation, related to the $57.7 million and $63.1 million, respectively, of realized debt losses from the write-off of certain debt investments noted above.
(2)Includes the net change in unrealized appreciation (depreciation) related to foreign exchange movements, derivative instruments and other assets and liabilities.
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

(in thousands)	As of December 31,
Assets Under Management *	2025	2024	Growth %
by the Company	$4,526,101	$3,776,399	19.9%
by the Adviser Funds	1,214,631	987,314	23.0%
Total	$5,740,732	$4,763,713	20.5%
*     Assets under management includes investments, at fair value, cash and cash equivalents, foreign cash and restricted cash.
The Adviser Subsidiary’s contribution to our net investment income is primarily derived from dividend income declared by the Adviser Subsidiary, expenses allocated to the Adviser Subsidiary, and interest income earned on loans to the Adviser Subsidiary. A summary of the Adviser Subsidiary’s contribution to our net investment income for the years ended December 31, 2025 and 2024 is as follows:

(in millions)	Year Ended December 31,
	2025	2024
Dividend income	$8.2	$6.8
Expenses allocated	15.2	10.8
Interest income	—	0.6
For the years ended December 31, 2024 and December 31, 2023
A comparison of the fiscal years ended December 31, 2024 and December 31, 2023 can be found in our Form 10-K for the fiscal year ended December 31, 2024 within “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”, which is incorporated herein by reference.
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
During the year ended December 31, 2025, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt borrowings on our Credit Facilities, 2028 Convertible Notes and June 2030 Notes, and (iv) equity offerings.
During the year ended December 31, 2025, our operating activities used $425.8 million of cash and cash equivalents, compared to $118.1 million used during the year ended December 31, 2024. The $307.7 million increase in cash used in operating activities was primarily due to a $271.9 million increase in net purchases of investments.

During the year ended December 31, 2025, our investing activities used approximately $89 thousand of cash, compared to $705 thousand used during the year ended December 31, 2024. The $616 thousand decrease in cash used in investing activities was due to a decrease in purchases of capital equipment.
During the year ended December 31, 2025, our financing activities provided $368.9 million of cash, compared to $119.2 million provided during the year ended December 31, 2024. The $249.7 million increase in cash flows from financing activities during the year ended December 31, 2025 was primarily due to an increase in net borrowing activity of $289.2 million, partially offset by a decrease of $13.9 million in equity issued. We distributed dividends of $326.0 million compared to $303.5 million, during the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, our ATM program provided (net of offering costs) approximately $204.4 million compared to $218.3 million net proceeds received during the year ended December 31, 2024. During the year ended December 31, 2025, we issued $287.5 million in aggregate principal amount of 2028 Convertible Notes and $350.0 million in aggregate principal amount of June 2030 Notes. Additionally, during the year ended December 31, 2025, we fully repaid the aggregate outstanding $50.0 million, $70.0 million, and $50.0 million principal of the February 2025 Notes, June 2025 Notes, and June 2025 3-Year Notes, respectively.
As of December 31, 2025, our net assets totaled $2.2 billion, with a NAV per share of $12.13. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.
Available liquidity and capital resources as of December 31, 2025
As of December 31, 2025, we had $525.5 million in available liquidity, including $57.0 million in cash, cash equivalents and foreign cash, and available borrowing capacity of approximately $21.5 million (net of $0.5 million of outstanding letter of credits) under the SMBC Facility, $175.0 million under our SMBC letter of credit facility, and $272.0 million under the MUFG Bank Facility, subject to certain conditions. Additional liquidity is available through accordion provisions within the terms of our Credit Facilities, through which the available borrowing capacity can be increased by an aggregate $360.0 million, subject to certain conditions. Further, the SMBC letter of credit facility may also be increased by an additional $225.0 million (up to $400.0 million), subject to certain conditions. Total amounts outstanding as of December 31, 2025, were $445.9 million outstanding under our Credit Facilities, which are floating interest rate obligations, and the remaining $1,867.2 million of term debt outstanding, which are all fixed interest rate debt obligations.
Not considered above, as of December 31, 2025, we held $2.5 million of cash classified as restricted cash. Our restricted cash relates to amounts that are held as collateral securing certain of our financing transactions, including collections of interest and principal payments on assets that are securitized related to the 2031 Asset-Backed Notes. Based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations. Refer to “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional discussion of our debt obligations.
The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of December 31, 2025, our asset coverage ratio under our regulatory requirements as a BDC was 212.1% excluding our SBA debentures. We received an exemptive order from the SEC that allows us to exclude all SBA leverage as senior securities from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures as senior securities was 195.5% as of December 31, 2025.
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
Equity Offerings
We may from time-to-time issue and sell shares of our common stock through public or ATM offerings. We currently sell shares through our equity distribution agreements (the “2024 Equity Distribution Agreements”) with Citizens JMP Securities LLC and Jefferies LLC (the “Sales Agents”) entered into on December 12, 2024. The 2024 Equity Distribution Agreements provide that we may offer and sell up to 30.0 million shares of our common stock from time to time through the Sales Agents. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. The 2024 Equity Distribution Agreements replaced the ATM equity distribution agreements between us, and the Sales Agents executed on May 5, 2023. We generally use net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of December 31, 2025, approximately 18.8 million shares remain available for issuance and sale under the 2024 Equity Distribution Agreements.
During the year ended December 31, 2025, we issued and sold 11.2 million shares of our common stock pursuant to the 2024 Equity Distribution Agreements receiving total accumulated net proceeds of approximately $204.4 million. This is a decrease from the year ended December 31, 2024, where we issued and sold 11.7 million shares of our common stock receiving total accumulated net proceeds of approximately $218.3 million.
Stock Repurchase
We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. We had no common stock repurchases during the years ended December 31, 2025, 2024, or 2023.
Commitments and Obligations
Our significant cash requirements generally relate to our debt obligations. As of December 31, 2025, we had $2,313.1 million of debt outstanding, $425.0 million due within the next year, $637.5 million due within 1 to 3 years, and $1,250.6 million due beyond 3 years.
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
As of December 31, 2025, we had approximately $385.6 million of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones, as well as uncalled capital commitments to make investments in private equity funds. In order to draw a portion of the our available unfunded commitments, a portfolio company must submit to us a formal funding request that complies with the applicable advance notice and other operational requirements. The available unfunded commitments excludes unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) $96.2 million of unfunded commitments which represent the portion of portfolio company commitments assigned to or directly committed by the Adviser Funds.
Additionally, we had approximately $814.6 million of non-binding term sheets outstanding to eight new companies and three existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.
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

(in thousands)	Change in unrealized appreciation (depreciation)
Basis Point Change
(100)	$64,749
(50)	$33,990
50	$(34,650)
100	$(69,297)
For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to “Note 3 - Fair Value of Financial Instruments” included in the notes to our consolidated financial statements appearing elsewhere in this report.
Item 7A.     Quantitative and Qualitative Disclosure About Market Risk
We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including Prime, SOFR, and SONIA rates, to the extent our debt investments include variable interest rates. As of December 31, 2025, approximately 97.9% of the loans in our portfolio had floating rates with a floor, indexed to Prime, SOFR, or SONIA. The majority of our loans are linked to the Prime rate and comprise 84.0% of the loan portfolio as of December 31, 2025. Our debt borrowings under the Credit Facilities bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt.

(in thousands)
Basis Point Change	Interest Income	Interest Expense	Net Income	EPS
(200)	$(19,405)	$(6,728)	$(12,677)	$(0.07)
(100)	$(11,487)	$(3,364)	$(8,123)	$(0.04)
(75)	$(9,434)	$(2,523)	$(6,911)	$(0.04)
(50)	$(6,721)	$(1,682)	$(5,039)	$(0.03)
(25)	$(3,955)	$(841)	$(3,114)	$(0.02)
25	$4,039	$841	$3,198	$0.02
50	$9,439	$1,682	$7,757	$0.04
75	$14,960	$2,523	$12,437	$0.07
From time-to-time, we may hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the year ended December 31, 2025, we have entered into a foreign currency forward contract to limit our foreign currency exposure with respect to the British Pound. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this Annual Report.
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
Because we currently borrow, and plan to borrow in the future, money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by variable rate assets in our investment portfolio. In periods of declining interest rates, our interest income and our net investment income could be reduced as the interest income earned on our floating rate debt investments declines and any new fixed rate debt may be issued at lower coupon rates. For additional information regarding the interest rate associated with each of our debt borrowings, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources” in this Annual Report and “Note 5 – Debt” included in the notes to our consolidated financial statements in this Annual Report.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Hercules Capital, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Hercules Capital, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of December 31, 2023, 2022, and 2021, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended December 31, 2022 and 2021 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the five years in the period ended December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.
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
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodians, agent banks and portfolio company investees; when replies were not received, we performed other auditing procedures. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Valuation of Investments - Level 3 Investments in Senior Secured Debt, Unsecured Debt, Preferred Stock, and Common Stock
As described in Notes 2 and 3 to the consolidated financial statements, approximately 99% of the Company’s $4,467 million total investments in securities as of December 31, 2025 represents investments in level 3 senior secured debt, unsecured debt, preferred stock, and common stock whose fair value, as disclosed by management, is determined in good faith by the Board of Directors. Management applied significant judgment in determining the fair value of these level 3 investments, which involved the use of significant unobservable inputs related to i) hypothetical market yields, premiums/(discounts), and the probability weighting of alternative outcomes for debt securities; and ii) tangible book value multiple, and cash flow discount rate for equity securities.
The principal considerations for our determination that performing procedures relating to the valuation of level 3 investments in senior secured debt, unsecured debt, preferred stock and common stock, is a critical audit matter are (i) the significant judgment by management when developing the fair value of these level 3 investments; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the audit evidence related to the hypothetical market yields, premiums/(discounts), the probability weighting of alternative outcomes, tangible book value multiple, and cash flow discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 investments in senior secured debt, unsecured debt, preferred stock, and common stock, including controls over the Company’s methods and significant unobservable inputs. These procedures also included, among others, (i) testing the completeness and accuracy of data provided by management on a sample basis, evaluating the appropriateness of management’s methods, and evaluating the reasonableness of significant unobservable inputs used in those methods related to the hypothetical market yields, premiums/(discounts), and the probability weighting of alternative outcomes for debt securities; and tangible book value multiple and cash flow discount rate for equity securities, and (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value range for a sample of securities and comparison of management’s estimate to the independently developed fair value range. Developing the independent fair value range involved testing the completeness and accuracy of data provided by management in order to evaluate the reasonableness of management’s fair value estimate of these certain level 3 investments.
/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 12, 2026
We have served as the Company’s auditor since 2010.

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)	December 31, 2025	December 31, 2024
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $4,362,559 and $3,603,961, respectively)	$4,351,596	$3,546,799
Control investments (cost of $105,409 and $104,916, respectively)	115,051	113,179
Total investments, at fair value (cost of $4,467,968 and $3,708,877, respectively; fair value amounts related to a VIE $158,980 and $229,486, respectively)	4,466,647	3,659,978
Cash and cash equivalents	56,874	42,679
Foreign cash (cost of $113 and $70,445, respectively)	113	70,445
Restricted cash (amounts related to a VIE $2,467 and $3,297, respectively)	2,467	3,297
Interest receivable	37,261	32,578
Right of use asset	14,842	16,778
Other assets	5,822	5,836
Total assets	$4,584,026	$3,831,591

Liabilities
Debt (net of unamortized debt issuance costs of $26,626 and $14,310, respectively; amounts related to a VIE $64,530 and $118,769, respectively)	$2,286,444	$1,768,955
Accounts payable and accrued liabilities	65,262	54,861
Operating lease liability	16,267	18,194
Total liabilities	$2,367,973	$1,842,010

Commitments and contingencies (Note 11)

Net assets consist of:
Common stock, par value	$183	$171
Capital in excess of par value	2,114,719	1,900,490
Total distributable earnings	101,151	88,920
Total net assets	$2,216,053	$1,989,581
Total liabilities and net assets	$4,584,026	$3,831,591

Shares of common stock outstanding ($0.001 par value and 300,000 authorized)	182,695	170,575
Net asset value per share	$12.13	$11.66
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	For the Year Ended December 31,
	2025	2024	2023
Investment income:
Interest and dividend income:
Excluding payment-in-kind (PIK) interest income
Non-control/Non-affiliate investments	$440,383	$404,091	$405,113
Control investments	11,581	11,834	4,642
Total interest and dividend income, excluding PIK interest income	451,964	415,925	409,755
PIK interest income
Non-control/Non-affiliate investments	53,687	49,701	24,670
Control investments	2,236	1,569	—
Total PIK interest income	55,923	51,270	24,670
Total interest and dividend income	507,887	467,195	434,425
Fee income:
Non-control/Non-affiliate investments	24,437	26,250	26,148
Control investments	169	146	95
Total fee income	24,606	26,396	26,243
Total investment income	532,493	493,591	460,668
Operating expenses:
Interest	92,176	77,151	67,620
Loan fees	11,009	8,807	9,845
General and administrative	19,029	19,672	18,696
Tax expenses	5,805	5,835	6,071
Employee compensation:
Compensation and benefits	63,349	54,233	50,258
Stock-based compensation	14,649	12,841	13,242
Total employee compensation	77,998	67,074	63,500
Total gross operating expenses	206,017	178,539	165,732
Expenses allocated to the Adviser Subsidiary	(15,244)	(10,780)	(9,101)
Total net operating expenses	190,773	167,759	156,631
Net investment income	341,720	325,832	304,037
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss):
Non-control/Non-affiliate investments	(40,611)	(31,486)	8,437
Loss on extinguishment of debt	(184)	(171)	—
Total net realized gain (loss)	(40,795)	(31,657)	8,437
Net change in unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	37,433	(27,650)	2,376
Control investments	1,379	(3,559)	22,634
Total net change in unrealized appreciation (depreciation)	38,812	(31,209)	25,010
Total net realized gain (loss) and net change in unrealized appreciation (depreciation)	(1,983)	(62,866)	33,447
Net increase (decrease) in net assets resulting from operations	$339,737	$262,966	$337,484
Net investment income before gains and losses per common share:
Basic	$1.91	$2.00	$2.09
Change in net assets resulting from operations per common share:
Basic	$1.90	$1.61	$2.32
Diluted	$1.85	$1.61	$2.31
Weighted average shares outstanding:
Basic	177,392	161,082	144,091
Diluted	188,861	161,599	144,826
Distributions paid per common share:
Basic	$1.88	$1.92	$1.90
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands)
	Common Stock		Capital in excess of par value	Distributable Earnings (loss)	Net Assets
	Shares	Par Value
Balance as of December 31, 2022	133,045	$134	$1,341,416	$59,909	$1,401,459
Net increase (decrease) in net assets resulting from operations	—	—	—	337,484	337,484
Public offering, net of offering expenses	22,728	22	338,193	—	338,215
Issuance of common stock under equity-based award plans	1,932	2	493	—	495
Shares retired on vesting of equity-based awards	(251)	—	(13,197)	—	(13,197)
Distributions reinvested in common stock	304	—	4,624	—	4,624
Distributions	—	—	—	(278,301)	(278,301)
Stock-based compensation(1)	—	—	11,927	—	11,927
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(20,921)	20,921	—
Balance as of December 31, 2023	157,758	$158	$1,662,535	$140,013	$1,802,706
Net increase (decrease) in net assets resulting from operations	—	—	—	262,966	262,966
Public offering, net of offering expenses	11,725	12	218,317	—	218,329
Issuance of common stock under equity-based award plans	1,040	1	3,067	—	3,068
Shares retired on vesting of equity-based awards	(419)	—	(6,498)	—	(6,498)
Distributions reinvested in common stock	471	—	8,769	—	8,769
Distributions	—	—	—	(312,244)	(312,244)
Stock-based compensation(1)	—	—	12,485	—	12,485
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	1,815	(1,815)	—
Balance as of December 31, 2024	170,575	$171	$1,900,490	$88,920	$1,989,581
Net increase (decrease) in net assets resulting from operations	—	—	—	339,737	339,737
Public offering, net of offering expenses	11,189	11	204,415	—	204,426
Issuance of common stock under equity-based award plans	831	1	310	—	311
Shares retired on vesting of equity-based awards	(396)	—	(6,801)	—	(6,801)
Distributions reinvested in common stock	496	—	9,271	—	9,271
Distributions	—	—	—	(335,263)	(335,263)
Stock-based compensation(1)	—	—	14,791	—	14,791
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(7,757)	7,757	—
Balance as of December 31, 2025	182,695	$183	$2,114,719	$101,151	$2,216,053
(1)Stock-based compensation includes $142 thousand, $143 thousand, and $117 thousand of restricted stock and option expense related to director compensation for the years ended December 31, 2025, 2024 and 2023, respectively.
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	For the Year Ended December 31,
	2025	2024	2023
Cash flows provided by (used in) operating activities:
Net increase in net assets resulting from operations	$339,737	$262,966	$337,484
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments(1)	(1,695,973)	(1,542,447)	(1,598,584)
Fundings assigned to Adviser Funds(1)	—	118,379	350,686
Principal and fee repayments received	848,191	955,682	1,002,433
Proceeds from the sale of debt investments	74,521	—	—
Proceeds from the sale of equity and warrant investments	46,378	49,438	43,202
Net change in unrealized (appreciation) depreciation	(38,812)	31,209	(25,010)
Net realized (gain) loss	40,611	31,486	(8,437)
Payments for derivative instruments	(1,551)	(849)	—
Accretion of paid-in-kind interest	(55,923)	(51,270)	(24,670)
Accretion of loan discounts	(7,172)	(4,636)	(6,939)
Accretion of loan discount on convertible notes	1,000	—	—
Loss on extinguishment of debt	184	171	—
Accretion of loan exit fees	(33,109)	(26,655)	(24,961)
Change in loan income, net of collections	27,552	23,509	23,796
Unearned fees related to unfunded commitments	(965)	(400)	(2,650)
Amortization of debt fees and issuance costs	8,503	6,956	6,980
Depreciation and amortization	337	466	190
Stock-based compensation and amortization of restricted stock grants(2)	14,791	12,485	11,927
Change in operating assets and liabilities:
Interest receivable	(5,337)	62	(1,050)
Other assets	3,193	1,672	(22,466)
Accrued liabilities	8,043	13,688	6,347
Net cash provided by (used in) operating activities	(425,801)	(118,088)	68,278
Cash flows provided by (used in) investing activities:
Purchases of capital equipment	(89)	(705)	(887)
Net cash provided by (used in) investing activities	(89)	(705)	(887)
Cash flows provided by (used in) financing activities:
Issuance of common stock	206,789	220,875	344,347
Offering expenses	(2,363)	(2,546)	(6,132)
Retirement of employee shares, net	(6,490)	(3,430)	(12,702)
Distributions paid	(325,992)	(303,475)	(273,677)
Issuance of debt	1,996,362	1,332,154	659,000
Repayment of debt	(1,484,839)	(1,118,525)	(683,000)
Debt issuance costs	(11,013)	(4,282)	—
Fees paid for credit facilities	(3,531)	(1,570)	(5,090)
Net cash provided by (used in) financing activities	368,923	119,201	22,746
Net increase (decrease) in cash, cash equivalents, foreign cash and restricted cash	(56,967)	408	90,137
Cash, cash equivalents, foreign cash and restricted cash at beginning of period	116,421	116,013	25,876
Cash, cash equivalents, foreign cash and restricted cash at end of period	$59,454	$116,421	$116,013
Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$83,449	$77,850	$67,149
Income tax, including excise tax, paid	$6,408	$5,253	$5,267
Distributions reinvested	$9,271	$8,769	$4,624
(1)Excluded from the amounts presented are certain investment funding allocations of $579.1 million and $264.8 million, which were directly funded by the Adviser Funds (as defined in “Note 1 – Description of Business”) during the year ended December 31, 2025 and 2024, respectively. Refer to “Note 13 – Related Party Transaction” for additional information.
(2)Stock-based compensation includes $142 thousand, $143 thousand, and $117 thousand of restricted stock and option expense related to director compensation for the years ended December 31, 2025, 2024, and 2023, respectively.
The following table presents a reconciliation of cash, cash equivalents, foreign cash and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

(in thousands)	As of December 31,
	2025	2024	2023
Cash and cash equivalents	$56,874	$42,679	$98,095
Foreign cash	113	70,445	804
Restricted cash	2,467	3,297	17,114
Total cash, cash equivalents, foreign cash and restricted cash presented in the Consolidated Statements of Cash Flows	$59,454	$116,421	$116,013
See “Note 2 – Summary of Significant Accounting Policies” for a description of cash, cash equivalents, foreign cash and restricted cash.
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Debt Investments
Application Software(27)
Alchemer LLC	Senior Secured	May 2028	1-month SOFR + 8.14%, Floor rate 9.14%	$20,163	$19,919	$20,163	(13)(17)(18)
AlphaSense, Inc.	Senior Secured	June 2029	3-month SOFR + 6.25%, Floor rate 8.25%	$20,000	19,849	19,916	(11)
Annex Cloud	Senior Secured	June 2028	PIK Interest 3-month SOFR + 9.99%, Floor rate 10.99%	$5,642	5,642	2,257	(8)(13)(18)
	Senior Secured	December 2025	PIK Interest 3-month SOFR + 9.99%, Floor rate 10.99%	$3,325	3,325	3,325	(8)(18)(26)
	Senior Secured	June 2028	PIK Interest 3-month SOFR + 5.73%, Floor rate 6.73%	$1,716	1,717	687	(8)(18)
Total Annex Cloud				$10,683	10,684	6,269
Babel Street	Senior Secured	December 2027	3-month SOFR + 8.01%, Floor rate 9.01%	$65,937	65,038	64,738	(15)(17)(18)
Behavox Limited	Senior Secured	September 2027	Prime - 0.55%, Floor rate 7.45%, PIK Interest 3.00%, 4.95% Exit Fee	$19,444	19,596	19,598	(5)(10)(11)(14)(17)
Brain Corporation	Senior Secured	September 2028	Prime + 1.35%, Floor rate 9.85%, PIK Interest 2.50%, 3.95% Exit Fee	$32,830	32,865	33,410	(13)(14)
Carbyne, Inc.	Senior Secured	February 2029	Prime + 3.50%, Floor rate 10.00%, 3.50% Exit Fee	$7,450	7,430	7,711	(17)
Ceros, Inc.	Senior Secured	June 2027	3-month SOFR + 8.99%, Floor rate 9.89%	$22,656	22,543	22,506	(18)
Chainalysis, Inc.	Senior Secured	June 2029	Prime + 2.95%, Floor rate 10.45%	$36,412	35,954	36,143
Dashlane, Inc.	Senior Secured	December 2027	Prime + 3.05%, Floor rate 11.55%, PIK Interest 1.10%, 6.28% Exit Fee	$45,986	46,789	48,034	(11)(13)(14)(19)
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 7.86%, Floor rate 8.61%	$8,751	8,634	8,524	(17)(18)
Distributed Creation Inc.	Senior Secured	April 2029	Prime + 3.00%, Floor rate 10.25%, 4.50% Exit Fee	$25,000	24,825	25,024	(11)(17)
DocPlanner	Senior Secured	January 2030	Prime + 2.75%, Floor rate 9.75%, 4.25% Exit Fee	€68,200	69,857	80,519	(5)(10)(17)
Earnix, Inc.	Senior Secured	June 2029	Prime - 1.15%, Floor rate 5.35%, PIK Interest 4.45%	$20,049	19,790	20,126	(11)(14)(17)
Elation Health, Inc.	Senior Secured	April 2029	Prime + 1.75%, Floor rate 9.25%, PIK Interest 1.30%, 3.95% Exit Fee	$13,575	13,283	13,477	(11)(14)(17)(19)
Funnel Holding AB (publ)	Senior Secured	October 2029	Prime + 0.60%, Floor rate 7.10%, Cap rate 8.60%, PIK Interest 3.00%, 2.25% Exit Fee	$18,433	18,196	18,196	(5)(10)(14)(17)(19)
Imagen Technologies, Inc.	Senior Secured	November 2028	Prime + 1.55%, Floor rate 9.05%, PIK Interest 1.00%, 3.95% Exit Fee	$7,501	7,360	7,360	(6)(14)(17)
iSpot.tv, Inc.	Senior Secured	January 2029	Prime + 2.25%, Floor rate 8.75%, PIK Interest 1.00%, 5.70% Exit Fee	$3,282	3,285	3,265	(14)(17)
	Senior Secured	January 2029	Prime + 1.40%, Floor rate 7.90%, PIK Interest 0.75%, 4.50% Exit Fee	$39,139	38,980	39,147	(12)(14)(17)
Total iSpot.tv, Inc.				$42,421	42,265	42,412
Khoros, LLC	Senior Secured	May 2030	FIXED 10.00%	$11,704	11,704	11,399
LinenMaster, LLC	Senior Secured	August 2029	1-month SOFR + 8.28%, Floor rate 9.28%	$11,500	11,179	11,096	(17)(18)
Loftware, Inc.	Senior Secured	March 2028	3-month SOFR + 7.88%, Floor rate 8.88%	$29,660	29,247	29,660	(17)(18)
LogicSource	Senior Secured	July 2027	3-month SOFR + 8.93%, Floor rate 9.93%	$11,113	11,020	11,113	(17)(18)
Mango Technologies, Inc.	Senior Secured	August 2030	Prime + 2.25%, Floor rate 8.25%, 2.00% Exit Fee	$16,750	16,528	16,528	(17)
Marigold Group, Inc.	Senior Secured	April 2028	6-month SOFR + 4.75%, Floor rate 5.75%, PIK Interest 5.25%	$44,555	43,960	40,736	(13)(14)(19)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$7,303	7,207	7,303	(11)(17)(18)
Pindrop Security, Inc.	Senior Secured	June 2029	Prime + 3.50%, Floor rate 10.00%, 2.00% Exit Fee	$31,000	30,759	31,338	(15)(17)
Proven Optics, LLC	Senior Secured	December 2030	3-month SOFR + 7.30%, Floor rate 8.30%	$15,000	14,726	14,726	(17)(18)
Remodel Health Holdco, LLC	Senior Secured	December 2028	Prime + 2.35%, Floor rate 10.35%, 6.50% Exit Fee	$25,000	25,126	25,334	(6)(15)
Reveleer	Senior Secured	February 2027	Prime + 0.65%, Floor rate 9.15%, PIK Interest 2.00%, 5.05% Exit Fee	$50,052	51,052	50,938	(6)(14)(15)
ShadowDragon, LLC	Senior Secured	December 2026	3-month SOFR + 8.79%, Floor rate 9.69%	$6,000	5,958	5,958	(17)(18)
Simon Data, Inc.	Senior Secured	March 2027	Prime + 1.00%, Floor rate 8.75%, PIK Interest 1.95%, 3.58% Exit Fee	$11,350	11,560	11,343	(12)(14)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Sisense Ltd.	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.50%, PIK Interest 1.95%, 5.95% Exit Fee	$30,613	$31,624	$31,029	(5)(10)(14)
Smartsheet Inc.	Senior Secured	January 2031	3-month SOFR + 6.50%, Floor rate 7.25%	$46,785	45,957	46,204	(17)
Snappt, Inc.	Senior Secured	April 2029	Prime + 2.35%, Floor rate 8.85%, PIK Interest 1.00%, 4.25% Exit Fee	$20,139	20,071	19,753	(6)(14)(15)
Streamline Healthcare Solutions	Senior Secured	June 2030	3-month SOFR + 7.30%, Floor rate 8.30%	$21,000	20,403	20,443	(6)(11)(13)(15)(17) (18)
Suzy, Inc.	Senior Secured	August 2027	Prime + 1.75%, Floor rate 10.00%, PIK Interest 1.95%, 3.45% Exit Fee	$24,827	24,901	24,378	(6)(14)(15)
TaxCalc	Senior Secured	November 2029	Daily SONIA + 8.17%, Floor rate 8.67%	£8,250	10,557	10,897	(5)(10)(17)(18)
Tipalti Solutions Ltd.	Senior Secured	April 2029	Prime + 0.45%, Floor rate 6.45%, PIK Interest 2.30%	$72,488	72,141	70,507	(14)(16)
	Senior Secured	April 2029	Prime + 0.45%, Floor rate 6.45%, PIK Interest 2.30%, 3.75% Exit Fee	$42,673	42,708	42,622	(14)(16)
Total Tipalti Solutions Ltd.				$115,161	114,849	113,129
Ushur, Inc.	Senior Secured	June 2028	Prime + 2.20%, Floor rate 9.20%, 3.95% Exit Fee	$14,400	14,191	14,106	(6)(15)
Zappi, Inc.	Senior Secured	December 2027	3-month SOFR + 8.03%, Floor rate 9.03%	$12,600	12,456	12,614	(5)(10)(13)(17)(18)
ZeroEyes, Inc.	Senior Secured	May 2030	Prime + 2.00%, Floor rate 9.50%, PIK Interest 2.00%, 1.50% Exit Fee	$16,414	16,146	16,218	(6)(14)(15)(17)
Subtotal: Application Software (48.30%)*					1,066,058	1,070,369
Biotechnology Tools
Antheia, Inc.	Senior Secured	August 2029	Prime + 2.85%, Floor rate 10.35%, 5.55% Exit Fee	$21,250	19,683	19,683
Subtotal: Biotechnology Tools (0.89%)*					19,683	19,683
Communications & Networking
Aryaka Networks, Inc.	Senior Secured	December 2028	Prime + 1.80%, Floor rate 9.30%, PIK Interest 1.25%, 6.73% Exit Fee	$28,271	28,536	26,263	(12)(14)(19)
Subtotal: Communications & Networking (1.19%)*					28,536	26,263
Consumer & Business Products
Weee! Inc.	Senior Secured	April 2028	Prime + 2.25%, Floor rate 9.75%, 2.50% Exit Fee	$7,500	7,472	7,583	(11)(17)
Subtotal: Consumer & Business Products (0.34%)*					7,472	7,583
Consumer & Business Services
AppDirect, Inc.	Senior Secured	September 2029	Prime + 2.05%, Floor rate 8.55%, PIK Interest 1.00%, 4.70% Exit Fee	$55,357	54,713	54,713	(14)
Carwow LTD	Senior Secured	December 2027	Prime + 4.70%, Floor rate 11.45%, PIK Interest 1.45%, 4.95% Exit Fee	£20,662	28,533	27,960	(5)(10)(14)
Finix Payments, Inc.	Senior Secured	December 2029	Prime + 2.50%, Floor rate 9.25%, 4.95% Exit Fee	$7,000	6,889	6,889	(6)(17)
GoEuro Travel GmbH	Senior Secured	November 2029	Prime + 3.45%, Floor rate 10.45%, 4.50% Exit Fee	$48,750	48,750	49,137	(5)(10)(17)
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 12.00%	$28,901	28,901	30,986	(9)(14)
Jobandtalent USA, Inc.	Senior Secured	October 2028	1-month SOFR + 3.50%, Floor rate 4.50%, PIK Interest 3.25%, 6.42% Exit Fee	$14,270	14,839	14,082	(5)(10)(14)
Nerdy Inc.	Senior Secured	November 2029	Prime + 3.50%, Floor rate 10.75%, 7.50% Exit Fee	$14,000	13,867	13,867	(17)
Peek Travel, Inc.	Senior Secured	October 2028	Prime + 1.75%, Floor rate 9.25%, PIK Interest 1.00%, 4.95% Exit Fee	$16,515	16,280	16,280	(14)(17)
Plentific Ltd	Senior Secured	October 2026	Prime + 2.55%, Floor rate 11.05%, 2.95% Exit Fee	$3,035	3,073	3,073	(5)(10)(13)
Provi	Senior Secured	December 2027	Prime + 4.40%, Floor rate 10.65%, 1.00% Exit Fee	$15,443	15,394	15,389	(15)
Riviera Partners LLC	Senior Secured	March 2028	1-month SOFR + 8.28%, Floor rate 9.28%	$36,126	35,850	35,546	(18)
RVShare, LLC	Senior Secured	December 2026	3-month SOFR + 9.50%, Floor rate 10.50%	$25,809	25,719	25,719	(13)(14)(15)
SeatGeek, Inc.	Senior Secured	May 2026	Prime + 7.00%, Floor rate 10.50%, PIK Interest 0.50%, 4.50% Exit Fee	$25,456	26,250	26,250	(11)(14)(16)
	Senior Secured	July 2026	Prime + 2.50%, Floor rate 10.75%, PIK Interest 0.50%, 3.50% Exit Fee	$78,434	79,685	79,685	(12)(14)(16)
Total SeatGeek, Inc.				$103,890	105,935	105,935
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Skyword, Inc.	Senior Secured	November 2027	Prime + 2.75%, Floor rate 9.25%, PIK Interest 1.75%, 5.50% Exit Fee	$6,705	$6,913	$6,705	(13)(14)
Tectura Corporation	Senior Secured	January 2027	FIXED 8.25%	$8,250	8,250	8,091	(7)
Thumbtack, Inc.	Senior Secured	March 2028	Prime + 2.45%, Floor rate 10.95%, PIK Interest 1.50%	$21,238	20,976	21,663	(11)(14)
Subtotal: Consumer & Business Services (19.68%)*					434,882	436,035
Defense Technologies
Saronic Technologies, Inc.	Senior Secured	June 2030	Prime + 2.50%, Floor rate 9.00%, 2.00% Exit Fee	$21,250	20,974	21,237	(6)(15)(17)
Shield AI, Inc.	Senior Secured	February 2029	Prime + 0.85%, Floor rate 6.85%, Cap rate 9.60%, PIK Interest 2.50%, 2.50% Exit Fee	$116,675	116,535	116,843	(12)(14)(16)
Subtotal: Defense Technologies (6.23%)*					137,509	138,080
Diversified Financial Services
Gibraltar Acquisition LLC	Unsecured	July 2029	FIXED 3.45%, PIK Interest 8.05%	$28,805	28,412	28,412	(7)(14)(20)
	Unsecured	July 2029	FIXED 11.95%	$10,000	9,843	9,843	(7)(20)
Total Gibraltar Acquisition LLC				$38,805	38,255	38,255
Subtotal: Diversified Financial Services (1.73%)*					38,255	38,255
Drug Discovery & Development
Aldeyra Therapeutics, Inc.	Senior Secured	April 2026	Prime + 3.10%, Floor rate 11.10%, 8.90% Exit Fee	$15,000	15,246	15,246	(11)
Alector, Inc.	Senior Secured	December 2028	Prime + 1.05%, Floor rate 8.05%, 4.75% Exit Fee	$7,000	7,044	7,055	(6)(10)(15)(17)
Altimmune, Inc.	Senior Secured	June 2029	Prime + 2.45%, Floor rate 9.70%, 6.25% Exit Fee	$17,500	17,437	17,403	(6)(10)(15)
Arcus Biosciences, Inc.	Senior Secured	September 2030	Prime - 0.05%, Floor rate 8.45%, PIK Interest 2.20%, 9.00% Exit Fee	$75,704	76,173	79,788	(6)(10)(11)(14)(15) (17)
Beren Therapeutics P.B.C.	Senior Secured	October 2029	Prime + 2.45%, Floor rate 9.95%, 5.25% Exit Fee	$8,625	8,471	8,471	(6)
Braeburn, Inc.	Senior Secured	October 2028	Prime + 3.00%, Floor rate 10.50%, PIK Interest 0.25%, 5.45% Exit Fee	$53,633	54,463	55,720	(14)
COMPASS Pathways plc	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.75%, PIK Interest 1.40%, 4.75% Exit Fee	$24,840	25,464	25,543	(5)(10)(11)(14)
Corium, Inc.	Senior Secured	September 2026	Prime + 5.70%, Floor rate 8.95%, 7.75% Exit Fee	$86,925	92,296	92,296	(13)
Disc Medicine, Inc.	Senior Secured	December 2029	Prime + 1.75%, Floor rate 8.25%, 6.75% Exit Fee	$22,500	22,659	23,279	(6)(10)(15)(17)
Dyne Therapeutics, Inc.	Senior Secured	July 2030	Prime + 2.45%, Floor rate 9.95%, 5.50% Exit Fee	$100,000	99,389	101,148	(6)(10)(15)
enGene, Inc.	Senior Secured	January 2028	Prime + 0.75%, Floor rate 9.25%, Cap rate 9.75%, PIK Interest 1.15%, 5.50% Exit Fee	$16,111	16,510	16,672	(5)(10)(14)
Genetix Biotherapeutics Inc. (p.k.a. bluebird bio, Inc.)	Senior Secured	April 2029	Prime + 2.45%, Floor rate 9.45%, 6.45% Exit Fee	$67,116	66,811	66,664	(14)
Heron Therapeutics, Inc.	Senior Secured	September 2030	Prime + 1.95%, Floor rate 9.45%, PIK Interest 1.00%, 6.25% Exit Fee	$80,368	79,892	79,892	(14)(15)
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 6.05% Exit Fee	$5,500	5,712	5,833	(10)(15)
MoonLake Immunotherapeutics	Senior Secured	April 2030	Prime + 1.45%, Floor rate 8.45%, 6.95% Exit Fee	$34,500	34,479	34,246	(5)(10)
NorthSea Therapeutics	Convertible Debt	December 2026	FIXED 6.00%	$373	373	373	(5)(9)(10)
Phathom Pharmaceuticals, Inc.	Senior Secured	December 2027	Prime + 1.35%, Floor rate 9.85%, Cap rate 10.35%, PIK Interest 2.15%, 7.06% Exit Fee	$140,460	145,207	147,718	(6)(10)(12)(14)(15) (16)(22)
	Senior Secured	December 2027	Prime + 1.35%, Floor rate 9.85%, Cap rate 10.35%, PIK Interest 2.15%, 3.00% Exit Fee	$31,904	32,005	32,542	(14)(16)
Total Phathom Pharmaceuticals, Inc.				$172,364	177,212	180,260
Replimune Group, Inc.	Senior Secured	October 2027	Prime + 1.75%, Floor rate 7.25%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$32,378	33,205	33,280	(10)(12)(13)(14)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Savara, Inc.	Senior Secured	April 2030	Prime + 1.45%, Floor rate 7.45%, 6.95% Exit Fee	$21,450	$21,565	$21,548	(6)(10)(15)
SynOx Therapeutics Limited	Senior Secured	May 2027	Prime + 1.40%, Floor rate 9.90%, 7.25% Exit Fee	$4,500	4,635	4,646	(5)(10)(11)
uniQure B.V.	Senior Secured	October 2030	Prime + 2.45%, Floor rate 9.45%, 5.50% Exit Fee	$27,500	27,409	28,064	(5)(10)(11)
Viridian Therapeutics, Inc.	Senior Secured	October 2030	Prime + 1.45%, Floor rate 8.95%, Cap rate 9.45%, 6.00% Exit Fee	$24,500	24,366	24,366	(10)(13)(17)
X4 Pharmaceuticals, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 10.15%, 3.72% Exit Fee	$75,000	76,459	76,524	(11)(12)(13)
Subtotal: Drug Discovery & Development (45.05%)*					987,270	998,317
Electronics & Computer Hardware
Locus Robotics Corp.	Senior Secured	December 2028	Prime + 3.00%, Floor rate 9.50%, 4.00% Exit Fee	$65,000	65,186	65,543	(6)(11)(15)
Subtotal: Electronics & Computer Hardware (2.96%)*					65,186	65,543
Healthcare Services, Other
Belong Health, Inc.	Senior Secured	November 2029	Prime + 2.25%, Floor rate 9.75%, 5.45% Exit Fee	$11,250	10,950	10,950	(6)
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	1-month SOFR + 5.11%, Floor rate 6.00%, PIK Interest 4.45%	$75,547	75,265	73,386	(11)(12)(13)(14)
ChenMed, LLC	Senior Secured	May 2030	Prime + 2.45%, Floor rate 9.45%, 3.75% Exit Fee	$130,000	128,101	128,240	(16)(17)
Curana Health Holdings, LLC	Senior Secured	January 2028	Prime + 1.45%, Floor rate 9.20%, 4.95% Exit Fee	$27,500	28,111	28,412	(13)(17)(19)
Ennoble Care LLC	Senior Secured	February 2030	Prime + 2.60%, Floor rate 10.35%, 7.95% Exit Fee	$13,500	13,473	13,548	(6)(15)
Equality Health, LLC	Senior Secured	February 2028	Prime + 5.85%, Floor rate 9.50%, PIK Interest 1.95%, 1.27% Exit Fee	$71,943	72,286	72,193	(11)(12)(14)
Main Street Rural, Inc.	Senior Secured	July 2027	Prime + 1.95%, Floor rate 9.95%, 6.85% Exit Fee	$73,500	75,009	75,007	(13)(15)
Marathon Health, LLC	Senior Secured	February 2029	Prime + 0.75%, Floor rate 8.75%, PIK Interest 2.25%, 3.00% Exit Fee	$178,230	178,449	176,337	(14)(16)(17)
	Senior Secured	February 2029	Prime + 3.00%, Floor rate 11.00%	$5,000	5,000	5,000	(16)(17)
Total Marathon Health, LLC				$183,230	183,449	181,337
Modern Life, Inc.	Senior Secured	February 2029	Prime + 2.75%, Floor rate 10.25%, 5.00% Exit Fee	$20,238	20,281	20,281	(13)
NeueHealth, Inc.	Senior Secured	June 2028	Prime + 1.15%, Floor rate 9.65%, PIK Interest 2.50%, 2.50% Exit Fee	$46,393	44,817	45,469	(12)(14)
Octave Health Group, Inc.	Senior Secured	October 2029	Prime + 2.70%, Floor rate 9.95%, 5.35% Exit Fee	$10,000	9,768	9,768	(6)(17)
Recover Together, Inc.	Senior Secured	July 2027	Prime + 1.90%, Floor rate 9.90%, 7.50% Exit Fee	$46,500	48,117	47,862	(13)
Strive Health Holdings, LLC	Senior Secured	August 2029	Prime + 1.05%, Floor rate 9.55%, 5.95% Exit Fee	$36,000	35,899	35,899	(12)(15)
Tungsten Health Holdings, LLC	Senior Secured	December 2029	Prime + 1.00%, Floor rate 8.50%, Cap rate 9.00%, PIK Interest 1.25%, 8.35% Exit Fee	$10,125	10,033	10,033
Vida Health, Inc.	Senior Secured	January 2028	Prime - 2.75%, Floor rate 5.75%, PIK Interest 5.35%, 4.95% Exit Fee	$38,798	40,005	39,714	(11)(14)
WellBe Senior Medical, LLC	Senior Secured	May 2029	Prime + 0.75%, Floor rate 7.75%, PIK Interest 2.65%, 6.75% Exit Fee	$33,050	33,239	32,690	(14)(15)
Subtotal: Healthcare Services, Other (37.22%)*					828,803	824,789
Information Services
Saama Technologies, LLC	Senior Secured	July 2027	Prime + 0.70%, Floor rate 8.95%, PIK Interest 2.00%, 3.45% Exit Fee	$22,123	22,297	22,689	(12)(14)(17)
Subtotal: Information Services (1.02%)*					22,297	22,689
Manufacturing Technology
VulcanForms Inc.	Senior Secured	January 2028	Prime + 4.25%, Floor rate 11.25%, 4.25% Exit Fee	$20,000	20,088	19,941	(11)(19)
Subtotal: Manufacturing Technology (0.90%)*					20,088	19,941
Medical Devices & Equipment
Orchestra BioMed Holdings, Inc.	Senior Secured	November 2028	Prime + 2.00%, Floor rate 9.50%, 6.35% Exit Fee	$15,000	15,036	15,132	(6)(15)
Senseonics Holdings, Inc.	Senior Secured	August 2029	Prime + 2.40%, Floor rate 9.90%, 13.40% Exit Fee	$30,625	31,441	31,252	(11)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Sight Sciences, Inc.	Senior Secured	July 2028	Prime + 2.35%, Floor rate 10.35%, 5.95% Exit Fee	$28,000	$28,398	$28,387	(6)(12)
Subtotal: Medical Devices & Equipment (3.37%)*					74,875	74,771
Space Technologies
HawkEye 360, Inc.	Senior Secured	December 2028	Prime + 2.10%, Floor rate 9.35%, PIK Interest 1.50%, 1.95% Exit Fee	$8,013	7,674	7,674	(19)
Loft Orbital Solutions Inc.	Senior Secured	December 2029	Prime + 1.75%, Floor rate 8.75%, PIK Interest 1.00%, 3.45% Exit Fee	$8,820	8,579	8,579	(14)(17)(19)
Stoke Space Technologies, Inc.	Senior Secured	May 2029	Prime + 1.00%, Floor rate 7.50%, PIK Interest 2.00%, 5.25% Exit Fee	$28,294	27,440	27,539	(6)(14)(15)
Subtotal: Space Technologies (1.98%)*					43,693	43,792
Sustainable and Renewable Technology
Electric Hydrogen Co.	Senior Secured	May 2028	Prime + 2.25%, Floor rate 10.75%, PIK Interest 1.25%, 4.25% Exit Fee	$12,769	12,718	12,559	(14)(15)(19)
	Senior Secured	May 2028	Prime + 2.25%, Floor rate 10.75%, PIK Interest 1.25%, 5.95% Exit Fee	$17,615	17,578	17,642	(14)(15)(19)
Total Electric Hydrogen Co.				$30,384	30,296	30,201
Tidal Vision Products, Inc.	Senior Secured	October 2028	Prime + 2.45%, Floor rate 9.70%, 3.45% Exit Fee	$5,000	4,736	4,736	(6)(17)
Subtotal: Sustainable and Renewable Technology (1.58%)*					35,032	34,937
System Software(27)
Akeyless Security Ltd.	Senior Secured	August 2028	Prime + 4.00%, Floor rate 11.00%, 2.95% Exit Fee	$10,000	9,848	9,848	(5)(10)(17)
Armis, Inc.	Senior Secured	March 2028	Prime + 0.00%, Floor rate 7.50%, PIK Interest 2.00%, 2.25% Exit Fee	$51,771	51,909	52,896	(12)(14)(16)
	Senior Secured	March 2028	Prime + 1.25%, Floor rate 8.75%, PIK Interest 2.00%, 2.25% Exit Fee	$101,183	100,789	102,916	(11)(14)(16)
Total Armis, Inc.				$152,954	152,698	155,812
CoreView USA, Inc.	Senior Secured	January 2029	Prime + 2.75%, Floor rate 9.25%, 4.95% Exit Fee	$25,000	25,045	24,978	(6)(17)
Coronet Cyber Security Ltd.	Senior Secured	October 2028	Prime - 2.95%, Floor rate 3.55%, PIK Interest 5.85%	$9,115	8,999	8,759	(14)
DNSFilter, Inc.	Senior Secured	October 2028	Prime + 2.15%, Floor rate 8.65%, PIK Interest 0.75%, 4.95% Exit Fee	$5,009	4,968	4,968	(14)(17)(19)
Harness, Inc.	Senior Secured	March 2029	Prime - 2.25%, Floor rate 5.25%, Cap rate 6.50%, PIK Interest 6.25%, 1.00% Exit Fee	$57,906	57,378	58,967	(14)(17)(19)
LogRhythm, Inc.	Senior Secured	July 2029	3-month SOFR + 7.50%, Floor rate 8.50%	$25,000	24,428	23,977
Morphisec Information Security 2014 Ltd.	Senior Secured	October 2027	Prime + 3.45%, Floor rate 11.70%, 5.95% Exit Fee	$11,435	11,574	11,496	(5)(10)
New Relic, Inc.	Senior Secured	November 2030	3-month SOFR + 6.75%, Floor rate 7.75%	$21,890	21,465	21,491	(17)
PayIt, LLC	Senior Secured	December 2028	Prime + 1.45%, Floor rate 7.95%, PIK Interest 1.50%, 5.00% Exit Fee	$26,271	26,218	25,868	(6)(14)(15)(17)(19)
Scylla DB Ltd.	Senior Secured	July 2029	Prime + 3.00%, Floor rate 10.50%, 0.75% Exit Fee	$15,000	14,798	14,700	(5)(10)
Semperis Technologies Inc.	Senior Secured	April 2028	Prime - 1.75%, Floor rate 6.75%, PIK Interest 3.25%	$23,511	23,300	23,736	(11)(14)(19)
	Senior Secured	April 2028	Prime - 0.50%, Floor rate 8.00%, PIK Interest 3.85%	$33,815	33,363	33,350	(14)(19)
Total Semperis Technologies Inc.				$57,326	56,663	57,086
Sumo Logic, Inc.	Senior Secured	May 2030	3-month SOFR + 6.50%, Floor rate 7.50%	$23,000	22,591	22,796	(17)
Zimperium, Inc.	Senior Secured	May 2027	6-month SOFR + 8.31%, Floor rate 9.31%	$17,771	17,638	17,619	(17)(18)
Subtotal: System Software (20.68%)*					454,311	458,365
Total: Debt Investments (193.11%)*					$4,263,950	$4,279,412
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
Equity Investments
Application Software(27)
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	$2,846	$2,846	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	—
DNAnexus, Inc.	Equity	3/21/2014	Preferred Series C	51,948	97	8
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Khoros, LLC	Equity	5/23/2025	Earnout Interest	N/A	5,242	3,651	(24)
Leapwork ApS	Equity	8/25/2023	Preferred Series B2	183,073	250	135	(5)(10)
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	2,140	(4)
SirionLabs Pte. Ltd.	Equity	6/30/2024	Preferred Series F1	152,250	1,792	1,827	(5)(10)
Verana Health, Inc.	Equity	7/8/2021	Common Stock	23,814	2,000	—
Subtotal: Application Software (0.48%)*					17,439	10,607
Biotechnology Tools
Alamar Biosciences, Inc.	Equity	2/21/2024	Preferred Series C	503,778	1,500	841
Subtotal: Biotechnology Tools (0.04%)*					1,500	841
Consumer & Business Products
Fabletics, Inc.	Equity	4/30/2010	Common Stock	42,989	128	42
	Equity	7/16/2013	Preferred Series B	130,191	1,101	275
Total Fabletics, Inc.				173,180	1,229	317
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	12,260	433	14	(4)
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	172,328	13	183
Subtotal: Consumer & Business Products (0.02%)*					1,675	514
Consumer & Business Services
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	216,073	1,151	1,036	(5)(10)
Jobandtalent USA, Inc.	Equity	2/11/2025	Preferred Series F	47,754	563	225	(5)(10)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	1,951	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	104	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	427
	Equity	10/25/2016	Preferred Series A-1	108,710	632	162
Total OfferUp, Inc.				394,790	2,295	589
Oportun	Equity	6/28/2013	Common Stock	48,365	577	256	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	39	—
Rhino Labs, Inc.	Equity	1/24/2022	Common Stock	7,063	1,000	—
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	—	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	—	(7)
	Equity	12/29/2023	Preferred Series C	3,235,298	13,263	1,250	(7)
Total Tectura Corporation				419,230,161	14,163	1,250
Worldremit Group Limited	Equity	6/24/2024	Preferred Series X	9,737	922	922	(5)(10)
Subtotal: Consumer & Business Services (0.29%)*					26,973	6,333
Defense Technologies
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
Shield AI, Inc.	Equity	2/7/2025	Preferred Series F1	28,900	$2,250	$1,284	(16)
Subtotal: Defense Technologies (0.06%)*					2,250	1,284
Diversified Financial Services
Gibraltar Acquisition LLC	Equity	3/1/2018	Member Units	1	32,456	23,963	(7)(20)
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	12,035	43,274	(7)(23)
Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	403	404
Subtotal: Diversified Financial Services (3.05%)*					44,894	67,641
Drug Delivery
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	680	1,500	2	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	—
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	2	(4)
Talphera, Inc.	Equity	12/10/2018	Common Stock	8,836	1,329	10	(4)
Subtotal: Drug Delivery (0.00%)*					3,638	14
Drug Discovery & Development
Arcus Biosciences, Inc.	Equity	2/19/2025	Common Stock	204,545	2,250	4,874	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	42	1,000	1	(4)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	695	(4)(5)(10)
Daré Bioscience, Inc.	Equity	1/8/2015	Common Stock	1,129	1,000	2	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	308	(4)(10)
Dyne Therapeutics, Inc.	Equity	7/2/2025	Common Stock	169,697	1,400	3,319	(4)(10)
Heron Therapeutics, Inc.	Equity	7/25/2023	Common Stock	364,963	500	474	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	222	(15)
Kura Oncology, Inc.	Equity	6/16/2023	Common Stock	47,826	550	497	(4)(10)
MoonLake Immunotherapeutics	Equity	11/6/2025	Common Stock	95,500	1,002	1,259	(4)(5)(10)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	1,278	(5)(10)
Phathom Pharmaceuticals, Inc.	Equity	6/9/2023	Common Stock	147,233	1,730	2,443	(4)(10)(16)
Rafael Holdings, Inc. (p.k.a. Cyclo Therapeutics, Inc.)	Equity	4/6/2021	Common Stock	48	42	—	(4)(10)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	3	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	67	(4)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	411	(4)(5)(10)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	1,395
	Equity	10/31/2022	Preferred Series C	170,102	1,000	827
Total Valo Health, LLC				680,410	4,000	2,222
Verge Analytics, Inc.	Equity	9/6/2023	Preferred Series C	208,588	1,500	2,382
	Equity	7/2/2025	SAFE	N/A	103	103	(25)
Total Verge Analytics, Inc.				208,588	1,603	2,485
Viridian Therapeutics, Inc.	Equity	11/6/2023	Common Stock	32,310	400	1,005	(4)(10)
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	52,202	2,945	209	(4)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
Subtotal: Drug Discovery & Development (0.98%)*					$29,128	$21,774
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	348
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	624
Subtotal: Electronics & Computer Hardware (0.04%)*					2,150	972
Healthcare Services, Other
Carbon Health Technologies, Inc.	Equity	3/30/2021	Common Stock	390,809	1,910	—
Click Therapeutics, Inc.	Equity	5/20/2024	Common Stock	560,000	1,662	2,074	(15)
Curana Health Holdings, LLC	Equity	5/13/2024	Common Units	1,114,380	2,500	3,664
Main Street Rural, Inc.	Equity	10/28/2024	Preferred Series D	496	874	1,166
NH Holdings 2025 SPV, L.P.	Equity	6/21/2024	Common Units	339,806	1,848	2,439
Strive Health Holdings, LLC	Equity	6/27/2025	Common Units	82,043	599	814
WellBe Senior Medical, LLC	Equity	6/10/2024	Common Units	181,163	1,600	1,762
Subtotal: Healthcare Services, Other (0.54%)*					10,993	11,919
Information Services
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	3,200
Subtotal: Information Services (0.14%)*					3,825	3,200
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	—	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	218	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	218
Orchestra BioMed Holdings, Inc.	Equity	8/4/2025	Common Stock	363,636	1,000	1,509	(4)
Subtotal: Medical Devices & Equipment (0.08%)*					1,250	1,727
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	7
	Equity	6/26/2015	Preferred Series D-2	497,767	7	102
Total Achronix Semiconductor Corporation				775,762	167	109
Subtotal: Semiconductors (0.00%)*					167	109
Space Technologies
Stoke Space Technologies, Inc.	Equity	9/23/2025	Preferred Series D	43,867	1,406	1,256
Subtotal: Space Technologies (0.06%)*					1,406	1,256
Sustainable and Renewable Technology
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	106
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	397
SUNation Energy, Inc.	Equity	12/10/2020	Common Stock	3	3,153	—	(4)
Subtotal: Sustainable and Renewable Technology (0.02%)*					10,153	503
System Software(27)
Armis, Inc.	Equity	10/18/2024	Preferred Series D	294,213	2,000	3,860	(16)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	$138	$330	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	919	(5)(10)
Total Contentful Global, Inc.				149,500	638	1,249
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	125
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	4,190
	Equity	8/24/2017	Preferred Series 3	93,620	300	873
Total Druva Holdings, Inc.				552,461	1,300	5,063
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	19
Subtotal: System Software (0.47%)*					8,487	10,316
Total: Equity Investments (6.27%)*					$165,928	$139,010
Warrant Investments
Application Software(27)
Annex Cloud	Warrant	6/5/2025	Common Units	50,000	$—	$—
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	448	207
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	401
Brain Corporation	Warrant	10/4/2021	Common Stock	435,396	215	81
Carbyne, Inc.	Warrant	2/24/2025	Ordinary Shares	11,408	24	460
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	811	(5)(10)
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	26	75	(5)(10)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	770,838	461	864
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	41
Distributed Creation Inc.	Warrant	4/21/2025	Common Stock	104,622	180	248
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	440
Earnix, Inc.	Warrant	6/6/2024	Common Stock	20,762	220	283
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	612,166	739	220
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	1
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	110
Funnel Holding AB (publ)	Warrant	10/24/2025	Common Stock	485,385	46	47	(5)(10)
Imagen Technologies, Inc.	Warrant	11/26/2025	Preferred Series C-3-VI	311,570	110	92	(6)
Kore.ai, Inc.	Warrant	3/31/2023	Preferred Series C	64,293	208	104
Leapwork ApS	Warrant	1/23/2023	Common Stock	93,211	39	33	(5)(10)(12)
Mango Technologies, Inc.	Warrant	8/15/2025	Common Stock	75,825	401	410
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	331
Pindrop Security, Inc.	Warrant	6/26/2024	Common Stock	134,542	494	320	(15)
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	609
Simon Data, Inc.	Warrant	3/22/2023	Common Stock	77,934	96	7	(12)
Sisense Ltd.	Warrant	6/8/2023	Ordinary Shares	321,956	174	44	(5)(10)
Suzy, Inc.	Warrant	8/24/2023	Common Stock	292,936	367	182	(6)(15)
Tipalti Solutions Ltd.	Warrant	3/22/2023	Ordinary Shares	509,753	360	255	(10)(16)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
	Warrant	3/27/2025	Ordinary Shares	473,266	$136	$83	(16)
Total Tipalti Solutions Ltd.				983,019	496	338
Ushur, Inc.	Warrant	6/5/2025	Common Stock	1,603,911	265	183	(6)(15)
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	2	(15)
ZeroEyes, Inc.	Warrant	5/6/2025	Common Stock	26,422	132	34	(6)(15)
Subtotal: Application Software (0.31%)*					8,465	6,978
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Preferred Series C	75,567	36	31
Antheia, Inc.	Warrant	8/29/2025	Common Stock	2,023,810	1,601	2,547
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	461	62	(12)
Subtotal: Biotechnology Tools (0.12%)*					2,098	2,640
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	486,097	242	—	(12)
Subtotal: Communications & Networking (0.00%)*					242	—
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	17	713
Subtotal: Consumer & Business Products (0.03%)*					245	713
Consumer & Business Services
Altumint, Inc.	Warrant	10/31/2024	Common Stock	1,701	126	155	(15)
AppDirect, Inc.	Warrant	9/22/2025	Common Stock	87,938	228	188
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	232	(5)(10)
	Warrant	2/13/2024	Preferred Series D-4	109,257	20	62	(5)(10)
Total Carwow LTD				283,420	184	294
Finix Payments, Inc.	Warrant	12/17/2025	Preferred Series C	525,583	38	38	(6)
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	—
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	11	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	7
Peek Travel, Inc.	Warrant	10/28/2025	Common Stock	60,169	157	163
Plentific Ltd	Warrant	10/3/2023	Ordinary Shares	27,298	60	24	(5)(10)
Provi	Warrant	12/22/2022	Common Stock	117,042	166	12	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	—	(15)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,604,724	1,242	5,096	(12)(16)
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	57	2
	Warrant	8/23/2019	Preferred Series B	444,444	83	—
Total Skyword, Inc.				2,051,587	140	2
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	—
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	—
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	—
Total Snagajob.com, Inc.				3,611,537	860	—
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	343,497	$985	$1,214
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	4	(12)
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	55	(5)(10)
	Warrant	8/27/2021	Preferred Series E	1,868	26	—	(5)(10)
Total Worldremit Group Limited				79,083	155	55
Subtotal: Consumer & Business Services (0.33%)*					5,112	7,263
Defense Technologies
Saronic Technologies, Inc.	Warrant	6/9/2025	Preferred Series C	109,757	726	1,094	(6)(15)
Subtotal: Defense Technologies (0.05%)*					726	1,094
Drug Discovery & Development
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	61,004	1,290	5,765	(4)(10)(12)
Beren Therapeutics P.B.C.	Warrant	10/8/2025	Preferred Series A+	67,923	102	117	(6)
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	65	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	—	(4)
COMPASS Pathways plc	Warrant	6/30/2023	Ordinary Shares	75,376	278	127	(4)(5)(10)
Curevo, Inc.	Warrant	6/9/2023	Common Stock	95,221	233	272	(15)
enGene, Inc.	Warrant	12/22/2023	Common Stock	43,689	118	170	(4)(5)(10)
Heron Therapeutics, Inc.	Warrant	8/9/2023	Common Stock	238,095	228	67	(4)(15)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	16	(4)(10)(15)
Madrigal Pharmaceuticals, Inc.	Warrant	5/9/2022	Common Stock	13,229	570	4,669	(4)(10)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	180	(4)(10)(12)(15)(16)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	10	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	—	(4)
SynOx Therapeutics Limited	Warrant	4/18/2024	Preferred Series B	251,195	83	84	(5)(10)
TG Therapeutics, Inc.	Warrant	12/30/2021	Common Stock	117,168	721	1,311	(4)(10)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	61
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	46,424	510	8	(4)
Subtotal: Drug Discovery & Development (0.58%)*					5,965	12,922
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	30	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,503	34	61
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	386
Subtotal: Electronics & Computer Hardware (0.02%)*					692	477
Healthcare Services, Other
Belong Health, Inc.	Warrant	11/13/2025	Common Stock	1,933,102	400	238	(6)
Curana Health Holdings, LLC	Warrant	1/4/2024	Common Units	447,410	156	718
Modern Life, Inc.	Warrant	3/30/2023	Common Stock	63,202	229	70
Octave Health Group, Inc.	Warrant	11/28/2025	Common Stock	225,310	168	175	(6)
Recover Together, Inc.	Warrant	7/3/2023	Common Stock	194,830	382	50
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
Strive Health Holdings, LLC	Warrant	9/28/2023	Common Units	129,400	$278	$501	(15)
Vida Health, Inc.	Warrant	3/28/2022	Preferred Series E	192,431	121	48
Subtotal: Healthcare Services, Other (0.08%)*					1,734	1,800
Information Services
NetBase Quid, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	—
Signal Media Limited	Warrant	6/29/2022	Common Stock	129,638	57	—	(5)(10)
Subtotal: Information Services (0.00%)*					413	—
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	185
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	—
VulcanForms Inc.	Warrant	1/30/2025	Common Stock	83,262	37	64
Subtotal: Manufacturing Technology (0.01%)*					1,102	249
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	369,370	67	32
Subtotal: Media/Content/Info (0.00%)*					67	32
Medical Devices & Equipment
Orchestra BioMed Holdings, Inc.	Warrant	11/6/2024	Common Stock	167,831	216	299	(4)(6)(15)
Senseonics Holdings, Inc.	Warrant	9/8/2023	Common Stock	51,635	276	75	(4)
Sight Sciences, Inc.	Warrant	1/22/2024	Common Stock	113,247	363	385	(4)(6)(12)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	—	(4)
Subtotal: Medical Devices & Equipment (0.03%)*					916	759
Semiconductors
Achronix Semiconductor Corporation	Warrant	1/11/2017	Preferred Series D-2	250,000	92	49
Subtotal: Semiconductors (0.00%)*					92	49
Space Technologies
HawkEye 360, Inc.	Warrant	12/18/2025	Common Stock	40,912	263	283
Loft Orbital Solutions Inc.	Warrant	9/10/2025	Common Stock	22,688	185	184
Stoke Space Technologies, Inc.	Warrant	6/16/2025	Common Stock	99,497	990	2,301	(6)(15)
Subtotal: Space Technologies (0.12%)*					1,438	2,768
Sustainable and Renewable Technology
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	45
Electric Hydrogen Co.	Warrant	3/27/2024	Common Stock	246,618	507	100	(15)
Tidal Vision Products, Inc.	Warrant	10/10/2025	Common Stock	48,491	232	174	(6)
Subtotal: Sustainable and Renewable Technology (0.01%)*					791	319
System Software(27)
Akeyless Security Ltd.	Warrant	8/4/2025	Ordinary Shares	87,917	68	47	(5)(10)
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	1
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	—
Coronet Cyber Security Ltd.	Warrant	9/26/2024	Ordinary Shares	39,183	254	25
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
Dragos, Inc.	Warrant	6/28/2023	Common Stock	57,528	$1,575	$970
Harness, Inc.	Warrant	3/12/2024	Common Stock	193,618	534	1,446
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series LB-2	86,984	131	38
Morphisec Information Security 2014 Ltd.	Warrant	10/1/2024	Ordinary Shares	200,115	104	58	(5)(10)
Scylla DB Ltd.	Warrant	7/24/2025	Ordinary Shares	159,684	52	59	(5)(10)
Semperis Technologies Inc.	Warrant	4/23/2024	Common Stock	193,264	446	455
Subtotal: System Software (0.14%)*					3,352	3,099
Total: Warrant Investments (1.86%)*					$33,450	$41,162
Total Investments in Securities (201.24%)*					$4,463,328	$4,459,584

Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			$2,906	$5,408	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			1,349	1,291	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.30%)*					4,255	6,699
System Software(27)
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			385	364	(5)(10)
Subtotal: System Software (0.02%)*					385	364
Total: Investment Funds & Vehicles Investments (0.32%)*					$4,640	$7,063
Total Investments before Cash & Cash Equivalents (201.56%)*					$4,467,968	$4,466,647
Cash & Cash Equivalents
GS Financial Square Government Fund	Cash & Cash Equivalents		FGTXX/38141W273		$10,250	$10,250
Total: Investments in Cash & Cash Equivalents (0.46%)*					$10,250	$10,250
Total: Investments after Cash & Cash Equivalents (202.02%)*					$4,478,218	$4,476,897

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Notional Value at Settlement Date	Value
Great British Pound (GBP)	6/5/2026	Goldman Sachs Bank USA	£20,814	Sold	$28,056	$50
Total Foreign Currency Forward (0.00%)*					$28,056	$50
*Value as a percent of net assets. All amounts are stated in U.S. Dollars unless otherwise noted. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(1)Prime represents 6.75% as of December 31, 2025. 1-month SOFR, 3-month SOFR, and 6-month SOFR represent 3.69%, 3.65%, and 3.57%, respectively, as of December 31, 2025.
(2)Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $107.0 million, $109.4 million, and $2.4 million, respectively. The tax cost of investments is $4.5 billion.
(3)Preferred and common stock, warrants, and equity interests are generally non-income producing.
(4)Except for warrants in 16 publicly traded companies and common stock in 26 publicly traded companies, all investments are restricted as of December 31, 2025 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s Valuation Committee (the “Valuation Committee”) and approved by the board of directors (the “Board”).
(5)Non-U.S. company or the company’s principal place of business is outside the United States.
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)
(6)Denotes that all or a portion of the investment in this portfolio company is held by Hercules SBIC V, L.P., the Company’s wholly owned small business investment company.
(7)Control investment as defined under the 1940 Act in which Hercules owns at least 25% of the company’s voting securities or has greater than 50% representation on its board.
(8)Debt is on non-accrual status as of December 31, 2025, and is therefore considered non-income producing.
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
(16)Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of December 31, 2025.
(17)Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of December 31, 2025 (Refer to “Note 11 — Commitments and Contingencies”).
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
(21)Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of Common Stock for Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of December 31, 2025, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $2.8 million.
(22)Denotes the security holds rights to royalty fee income associated with certain products of the portfolio company. The approximate cost and fair value of the royalty contract are $11.6 million and $11.9 million, respectively.
(23)Hercules Adviser LLC is owned by Hercules Capital Management LLC and presented with Hercules Partner Holdings, LLC which are both wholly owned by the Company. Please refer to “Note 1 — Description of Business” for additional disclosure.
(24)Denotes investment in a non-voting security in the form of an earnout interest. The terms of the security provide the Company with contractual rights to receive approximately 12.48% of contingent earnout payments from the portfolio company to the earnout holders. As of December 31, 2025, the approximate cost and fair value of the earnout interest is $3.7 million.
(25)Denotes investment in a SAFE (Simple Agreement for Future Equity). The terms of the SAFE provide the Company with preferred stock in the event of an equity financing before the termination of the SAFE. As of December 31, 2025, the approximate cost and fair value of the SAFE is $0.1 million.
(26)Denotes that the debt investment remains outstanding beyond its stated maturity date as it is subject to an ongoing workout process.
(27)Effective December 31, 2025, the former “Software” category has been separated into “Application Software” and “System Software”.
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Debt Investments
Application Software(24)
3GTMS, LLC	Senior Secured	February 2025	3-month SOFR + 10.40%, Floor rate 11.30%	$13,279	$13,268	$13,268	(11)(17)(18)
	Senior Secured	February 2025	3-month SOFR + 7.25%, Floor rate 8.15%	$6,194	6,185	6,185	(17)(18)
Total 3GTMS, LLC				$19,473	19,453	19,453
Alchemer LLC	Senior Secured	May 2028	3-month SOFR + 8.14%, Floor rate 9.14%	$21,251	20,923	21,251	(13)(18)
Allvue Systems, LLC	Senior Secured	September 2029	3-month SOFR + 6.25%, Floor rate 7.25%	$42,564	41,704	41,628	(17)
AlphaSense, Inc.	Senior Secured	June 2029	3-month SOFR + 6.25%, Floor rate 8.25%	$20,000	19,816	19,578	(17)
Annex Cloud	Senior Secured	February 2027	3-month SOFR + 10.00%, Floor rate 11.00%	$11,338	11,205	10,556	(13)(18)
Babel Street	Senior Secured	December 2027	3-month SOFR + 8.01%, Floor rate 9.01%	$65,336	64,061	65,263	(15)(17)(18)
Behavox Limited	Senior Secured	September 2027	Prime - 0.55%, Floor rate 7.45%, PIK Interest 3.00%, 4.95% Exit Fee	$10,550	10,534	10,360	(5)(10)(14)
Brain Corporation	Senior Secured	September 2028	Prime + 1.35%, Floor rate 9.85%, PIK Interest 2.50%, 3.95% Exit Fee	$32,009	31,704	31,984	(13)(14)
Ceros, Inc.	Senior Secured	September 2026	3-month SOFR + 8.99%, Floor rate 9.89%	$22,762	22,515	22,183	(17)(18)
Copper CRM, Inc	Senior Secured	March 2025	Prime + 4.50%, Floor rate 8.25%, Cap rate 10.25%, PIK Interest 1.95%, 4.50% Exit Fee	$8,515	8,839	8,839	(11)(14)
Cutover, Inc.	Senior Secured	October 2025	Prime + 5.20%, Floor rate 9.95%, 4.95% Exit Fee	$5,500	5,667	5,667	(5)(10)(12)
	Senior Secured	October 2025	Prime + 5.20%, Floor rate 9.95%, 4.95% Exit Fee	£1,250	1,612	1,594	(5)(10)
Total Cutover, Inc.					7,279	7,261
Dashlane, Inc.	Senior Secured	December 2027	Prime + 3.05%, Floor rate 11.55%, PIK Interest 1.10%, 6.28% Exit Fee	$45,476	46,450	47,708	(11)(13)(14)(17)(19)
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 8.01%, Floor rate 8.76%	$8,896	8,758	8,641	(17)(18)
DroneDeploy, Inc.	Senior Secured	November 2028	Prime + 2.45%, Floor rate 9.95%, 5.00% Exit Fee	$9,375	9,255	9,274	(13)(17)
Earnix, Inc.	Senior Secured	June 2029	Prime - 1.15%, Floor rate 5.35%, PIK Interest 4.45%	$19,166	18,856	18,838	(11)(14)(17)
Elation Health, Inc.	Senior Secured	March 2026	Prime + 4.25%, Floor rate 9.00%, PIK Interest 1.95%, 3.95% Exit Fee	$12,878	12,860	13,215	(11)(14)(19)
Flight Schedule Pro, LLC	Senior Secured	October 2027	1-month SOFR + 7.80%, Floor rate 8.70%	$7,297	7,145	7,271	(17)(18)
iGrafx, LLC	Senior Secured	May 2027	1-month SOFR + 8.61%, Floor rate 9.51%, 0.47% Exit Fee	$4,950	4,879	4,869	(18)
Khoros, LLC	Senior Secured	January 2025	3-month SOFR + 4.50%, Floor rate 5.50%, PIK Interest 4.50%	$61,341	61,317	18,231	(8)(14)
Leapwork ApS	Senior Secured	February 2026	Prime + 0.25%, Floor rate 7.00%, PIK Interest 1.95%, 2.70% Exit Fee	$8,890	8,883	9,117	(5)(10)(12)(14)
LinenMaster, LLC	Senior Secured	August 2028	1-month SOFR + 6.25%, Floor rate 7.25%, PIK Interest 2.15%	$15,428	15,189	15,481	(12)(14)(17)
Loftware, Inc.	Senior Secured	March 2028	3-month SOFR + 7.88%, Floor rate 8.88%	$27,206	26,726	27,399	(17)(18)
LogicSource	Senior Secured	July 2027	1-month SOFR + 8.93%, Floor rate 9.93%	$13,145	12,974	13,145	(17)(18)
Marigold Group, Inc. (p.k.a. Campaign Monitor Limited)	Senior Secured	November 2026	PIK Interest 6-month SOFR + 10.55%, Floor rate 11.55%	$38,828	38,336	32,773	(13)(14)(19)
Mobile Solutions Services	Senior Secured	December 2025	3-month SOFR + 9.21%, Floor rate 10.06%	$18,366	18,237	17,616	(18)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$7,669	7,518	7,669	(11)(17)(18)
Pindrop Security, Inc.	Senior Secured	June 2029	Prime + 3.50%, Floor rate 10.00%, 2.00% Exit Fee	$31,000	30,566	30,671	(15)(17)
Remodel Health Holdco, LLC	Senior Secured	December 2028	Prime + 2.35%, Floor rate 10.35%, 6.50% Exit Fee	$25,000	24,723	24,723	(6)(15)
Reveleer	Senior Secured	February 2027	Prime + 0.65%, Floor rate 9.15%, PIK Interest 2.00%, 5.05% Exit Fee	$36,345	36,403	36,525	(14)(15)
ShadowDragon, LLC	Senior Secured	December 2026	3-month SOFR + 8.88%, Floor rate 9.78%	$6,000	5,918	5,953	(17)(18)
Simon Data, Inc.	Senior Secured	March 2027	Prime + 1.00%, Floor rate 8.75%, PIK Interest 1.95%, 2.95% Exit Fee	$13,087	13,152	13,175	(12)(14)
Sisense Ltd.	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.50%, PIK Interest 1.95%, 5.95% Exit Fee	$33,760	34,152	34,193	(5)(10)(14)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Streamline Healthcare Solutions	Senior Secured	March 2028	3-month SOFR + 7.25%, Floor rate 8.25%	$17,600	$17,324	$17,688	(11)(13)(17)(18)
Suzy, Inc.	Senior Secured	August 2027	Prime + 1.75%, Floor rate 10.00%, PIK Interest 1.95%, 3.45% Exit Fee	$24,345	24,031	24,935	(6)(14)(15)(17)
TaxCalc	Senior Secured	November 2029	3-month SONIA + 8.05%, Floor rate 8.55%	£7,500	9,518	9,198	(5)(10)(17)(18)
ThreatConnect, Inc.	Senior Secured	May 2026	3-month SOFR + 9.15%, Floor rate 10.00%	$12,324	12,208	12,324	(18)
Tipalti Solutions Ltd.	Senior Secured	April 2027	Prime + 0.45%, Floor rate 6.45%, PIK Interest 2.00%, 3.75% Exit Fee	$42,670	42,379	43,448	(5)(10)(14)
Zappi, Inc.	Senior Secured	December 2027	3-month SOFR + 8.03%, Floor rate 9.03%	$12,729	12,522	12,756	(5)(10)(13)(17)(18)
Subtotal: Application Software (38.96%)*					818,312	775,192
Biotechnology Tools
PathAI, Inc.	Senior Secured	January 2027	Prime + 2.15%, Floor rate 9.15%, 7.85% Exit Fee	$32,000	32,801	33,788	(12)(13)
Subtotal: Biotechnology Tools (1.70%)*					32,801	33,788
Communications & Networking
Aryaka Networks, Inc.	Senior Secured	December 2028	Prime + 1.80%, Floor rate 9.30%, PIK Interest 1.25%, 6.73% Exit Fee	$27,926	27,693	27,491	(17)(19)
Subtotal: Communications & Networking (1.38%)*					27,693	27,491
Consumer & Business Services
Altumint, Inc.	Senior Secured	December 2027	Prime + 3.65%, Floor rate 12.15%, 2.50% Exit Fee	$10,000	9,916	10,140	(15)
Carwow LTD	Senior Secured	December 2027	Prime + 4.70%, Floor rate 11.45%, PIK Interest 1.45%, 4.95% Exit Fee	£20,361	27,818	25,264	(5)(10)(14)
GoEuro Travel GmbH	Senior Secured	November 2029	Prime + 3.45%, Floor rate 10.45%, 4.50% Exit Fee	$48,750	48,276	48,276	(5)(10)(17)
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 11.50%	$25,687	25,687	26,869	(9)(14)
Jobandtalent USA, Inc.	Senior Secured	August 2025	1-month SOFR + 8.86%, Floor rate 9.75%, 2.89% Exit Fee	$13,011	13,276	12,994	(5)(10)
Plentific Ltd	Senior Secured	October 2026	Prime + 2.55%, Floor rate 11.05%, 2.95% Exit Fee	$3,325	3,282	3,340	(5)(10)(13)
Provi	Senior Secured	December 2026	Prime + 4.40%, Floor rate 10.65%, 2.95% Exit Fee	$15,000	15,093	15,176	(15)
Riviera Partners LLC	Senior Secured	April 2027	3-month SOFR + 8.27%, Floor rate 9.27%	$36,493	36,104	35,017	(18)
RVShare, LLC	Senior Secured	December 2026	3-month SOFR + 5.50%, Floor rate 6.50%, PIK Interest 4.00%	$30,073	29,798	29,678	(13)(14)(15)
SeatGeek, Inc.	Senior Secured	May 2026	Prime + 7.00%, Floor rate 10.50%, PIK Interest 0.50%, 4.00% Exit Fee	$25,327	25,413	25,821	(11)(14)(16)
	Senior Secured	July 2026	Prime + 2.50%, Floor rate 10.75%, PIK Interest 0.50%, 3.00% Exit Fee	$78,038	77,438	79,691	(12)(14)(16)
Total SeatGeek, Inc.				$103,365	102,851	105,512
Skyword, Inc.	Senior Secured	November 2027	Prime + 2.75%, Floor rate 9.25%, PIK Interest 1.75%, 3.00% Exit Fee	$6,587	6,715	6,637	(13)(14)
Tectura Corporation	Senior Secured	January 2027	FIXED 8.25%	$8,250	8,250	8,027	(7)
Thumbtack, Inc.	Senior Secured	March 2028	Prime + 2.45%, Floor rate 10.95%, PIK Interest 1.50%	$20,918	20,561	21,192	(11)(14)(17)
Veem, Inc.	Senior Secured	March 2027	Prime + 4.00%, Floor rate 12.00%, PIK Interest 1.25%, 4.50% Exit Fee	$5,172	5,350	5,322	(13)(14)
	Senior Secured	March 2027	Prime + 4.70%, Floor rate 12.70%, PIK Interest 1.50%, 4.50% Exit Fee	$5,188	5,370	5,342	(12)(14)
Total Veem, Inc.				$10,360	10,720	10,664
Subtotal: Consumer & Business Services (18.03%)*					358,347	358,786
Diversified Financial Services
Gibraltar Acquisition LLC	Unsecured	September 2026	FIXED 3.45%, PIK Interest 8.05%	$26,569	26,337	26,337	(7)(14)(20)
	Unsecured	September 2026	FIXED 11.95%	$10,000	9,875	9,875	(7)(20)
Total Gibraltar Acquisition LLC				$36,569	36,212	36,212
Hercules Adviser LLC	Unsecured	June 2025	FIXED 5.00%	$12,000	12,000	12,000	(7)(23)
Next Insurance, Inc.	Senior Secured	February 2028	Prime - 1.50%, Floor rate 4.75%, PIK Interest 5.50%	$11,070	10,918	11,174	(13)(14)(19)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Subtotal: Diversified Financial Services (2.98%)*					$59,130	$59,386
Drug Discovery & Development
Adaptimmune Therapeutics plc	Senior Secured	June 2029	Prime + 1.15%, Floor rate 9.65%, PIK Interest 2.00%, 5.85% Exit Fee	$30,260	30,121	31,198	(5)(10)(11)(14)
Akero Therapeutics, Inc.	Senior Secured	March 2027	Prime + 3.65%, Floor rate 7.65%, 5.85% Exit Fee	$17,500	17,706	18,005	(10)(13)(17)
Aldeyra Therapeutics, Inc.	Senior Secured	April 2026	Prime + 3.10%, Floor rate 11.10%, 8.90% Exit Fee	$15,000	15,046	15,153	(11)
Alector, Inc.	Senior Secured	December 2028	Prime + 1.05%, Floor rate 8.05%, 4.75% Exit Fee	$7,000	6,930	6,930	(6)(10)(15)(17)
AmplifyBio, LLC	Senior Secured	January 2027	Prime + 2.50%, Floor rate 9.50%, Cap rate 10.75%, 5.85% Exit Fee	$24,000	24,640	24,940	(15)
Arcus Biosciences, Inc.	Senior Secured	September 2029	Prime + 1.95%, Floor rate 10.45%, 7.75% Exit Fee	$37,500	37,379	37,379	(6)(10)(15)(17)
ATAI Life Sciences N.V.	Senior Secured	August 2026	Prime + 4.30%, Floor rate 9.05%, 6.95% Exit Fee	$14,000	14,442	14,385	(5)(10)(17)
Axsome Therapeutics, Inc.	Senior Secured	January 2028	Prime + 2.20%, Floor rate 9.95%, Cap rate 10.70%, 5.78% Exit Fee	$143,350	145,451	152,945	(10)(11)(12)(16)
bluebird bio, Inc.	Senior Secured	April 2029	Prime + 1.45%, Floor rate 9.95%, PIK Interest 2.45%, 6.45% Exit Fee	$65,655	64,028	55,344	(14)
Braeburn, Inc.	Senior Secured	October 2028	Prime + 2.45%, Floor rate 10.95%, PIK Interest 1.10%, 5.45% Exit Fee	$53,192	53,374	55,626	(14)
COMPASS Pathways plc	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.75%, PIK Interest 1.40%, 4.75% Exit Fee	$24,490	24,613	25,608	(5)(10)(11)(14)
Corium, Inc.	Senior Secured	September 2026	Prime + 5.70%, Floor rate 8.95%, 7.75% Exit Fee	$105,225	109,543	109,178	(13)(16)
Disc Medicine, Inc.	Senior Secured	December 2029	Prime + 1.75%, Floor rate 8.25%, 6.75% Exit Fee	$22,500	22,363	22,363	(6)(10)(15)(17)
Eloxx Pharmaceuticals, Inc.	Senior Secured	April 2025	Prime + 6.25%, Floor rate 9.50%, 4.00% Exit Fee	$489	988	988	(15)
enGene, Inc.	Senior Secured	January 2028	Prime + 0.75%, Floor rate 9.25%, Cap rate 9.75%, PIK Interest 1.15%, 5.50% Exit Fee	$15,924	16,015	16,149	(5)(10)(14)
Heron Therapeutics, Inc.	Senior Secured	February 2026	Prime + 1.70%, Floor rate 9.95%, PIK Interest 1.50%, 3.00% Exit Fee	$20,404	20,484	21,014	(14)(15)(17)
Hibercell, Inc.	Senior Secured	May 2025	Prime + 5.40%, Floor rate 8.65%, 4.95% Exit Fee	$3,963	4,755	4,749	(13)(15)
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 6.05% Exit Fee	$5,500	5,622	5,721	(10)(15)
Madrigal Pharmaceutical, Inc.	Senior Secured	May 2027	Prime + 2.45%, Floor rate 8.25%, 5.35% Exit Fee	$78,200	79,896	82,775	(10)(13)
NorthSea Therapeutics	Convertible Debt	December 2025	FIXED 6.00%	$273	273	273	(5)(9)(10)
Phathom Pharmaceuticals, Inc.	Senior Secured	December 2027	Prime + 1.35%, Floor rate 9.85%, Cap rate 10.35%, PIK Interest 2.15%, 6.22% Exit Fee	$169,234	171,805	176,130	(6)(10)(12)(14)(15) (16)(22)
Replimune Group, Inc.	Senior Secured	October 2027	Prime + 1.75%, Floor rate 7.25%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$31,889	32,294	33,745	(10)(12)(13)(14)
SynOx Therapeutics Limited	Senior Secured	May 2027	Prime + 1.40%, Floor rate 9.90%, 7.25% Exit Fee	$4,500	4,471	4,573	(5)(10)(11)
uniQure B.V.	Senior Secured	January 2027	Prime + 4.70%, Floor rate 7.95%, 6.10% Exit Fee	$35,000	36,102	37,135	(5)(10)(11)(12)
Viridian Therapeutics, Inc.	Senior Secured	October 2026	Prime + 4.20%, Floor rate 7.45%, Cap rate 8.95%, 6.00% Exit Fee	$8,000	8,231	8,523	(10)(13)(17)
X4 Pharmaceuticals, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 10.15%, 3.72% Exit Fee	$75,000	75,512	75,725	(11)(12)(13)
Subtotal: Drug Discovery & Development (52.10%)*					1,022,084	1,036,554
Electronics & Computer Hardware
Locus Robotics Corp.	Senior Secured	December 2028	Prime + 3.00%, Floor rate 9.50%, 4.00% Exit Fee	$48,750	48,557	47,986	(6)(15)(17)
Shield AI, Inc.	Senior Secured	February 2029	Prime + 0.85%, Floor rate 6.85%, Cap rate 9.60%, PIK Interest 2.50%, 2.50% Exit Fee	$113,766	112,911	113,701	(12)(14)(16)
Subtotal: Electronics & Computer Hardware (8.13%)*					161,468	161,687
Healthcare Services, Other
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	3-month SOFR + 5.26%, Floor rate 6.00%, PIK Interest 4.45%	$72,220	71,677	70,459	(11)(12)(13)(14)
Carbon Health Technologies, Inc.	Senior Secured	June 2026	Prime - 1.50%, Floor rate 7.00%, PIK Interest 7.00%, 5.64% Exit Fee	$41,473	43,348	41,610	(11)(13)(14)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
	Convertible Debt	December 2025	FIXED 12.00%	$202	$202	$202	(9)
Total Carbon Health Technologies, Inc.				$41,675	43,550	41,812
Curana Health Holdings, LLC	Senior Secured	January 2028	Prime + 1.45%, Floor rate 9.20%, 4.95% Exit Fee	$27,500	27,722	28,207	(13)(17)(19)
Equality Health, LLC	Senior Secured	February 2026	Prime + 4.25%, Floor rate 9.50%, PIK Interest 1.55%, 1.11% Exit Fee	$70,678	70,473	70,062	(11)(12)(14)
Main Street Rural, Inc.	Senior Secured	July 2027	Prime + 1.95%, Floor rate 9.95%, 6.85% Exit Fee	$38,500	39,089	39,582	(13)(15)(17)
Marathon Health, LLC	Senior Secured	February 2029	Prime - 0.90%, Floor rate 7.10%, PIK Interest 4.00%, 3.00% Exit Fee	$159,176	158,410	161,882	(14)(16)(17)
	Senior Secured	February 2029	Prime + 3.00%, Floor rate 11.00%	$5,000	5,000	5,000	(16)(17)
Total Marathon Health, LLC				$164,176	163,410	166,882
Modern Life, Inc.	Senior Secured	February 2027	Prime + 2.75%, Floor rate 8.75%, 5.00% Exit Fee	$18,200	18,299	18,340	(13)
NeueHealth, Inc.	Senior Secured	June 2028	Prime + 1.15%, Floor rate 9.65%, PIK Interest 2.50%, 2.50% Exit Fee	$25,031	24,236	24,587	(12)(14)
Recover Together, Inc.	Senior Secured	July 2027	Prime + 1.90%, Floor rate 10.15%, 7.50% Exit Fee	$45,000	45,431	45,741	(13)
Strive Health Holdings, LLC	Senior Secured	September 2027	Prime + 0.70%, Floor rate 9.20%, 5.95% Exit Fee	$30,000	29,742	30,587	(15)(17)
Vida Health, Inc.	Senior Secured	October 2026	Prime - 2.75%, Floor rate 5.75%, PIK Interest 5.35%, 4.95% Exit Fee	$36,761	37,367	36,772	(11)(14)
WellBe Senior Medical, LLC	Senior Secured	May 2029	Prime + 0.75%, Floor rate 7.75%, PIK Interest 2.65%, 6.75% Exit Fee	$28,283	28,144	27,551	(14)(15)(17)
Subtotal: Healthcare Services, Other (30.19%)*					599,140	600,582
Information Services
Saama Technologies, LLC	Senior Secured	July 2027	Prime + 0.70%, Floor rate 8.95%, PIK Interest 2.00%, 2.95% Exit Fee	$19,779	19,741	20,445	(12)(14)(17)
Subtotal: Information Services (1.03%)*					19,741	20,445
Medical Devices & Equipment
Orchestra BioMed Holdings, Inc.	Senior Secured	November 2028	Prime + 2.00%, Floor rate 9.50%, 6.35% Exit Fee	$15,000	14,740	14,740	(6)(15)
Senseonics Holdings, Inc.	Senior Secured	September 2027	Prime + 1.40%, Floor rate 9.90%, 6.95% Exit Fee	$30,625	30,830	31,519	(11)
Sight Sciences, Inc.	Senior Secured	July 2028	Prime + 2.35%, Floor rate 10.35%, 5.95% Exit Fee	$28,000	27,830	28,127	(6)
Subtotal: Medical Devices & Equipment (3.74%)*					73,400	74,386
Space Technologies
Voyager Technologies, Inc.	Senior Secured	July 2028	Prime + 1.25%, Floor rate 9.75%, PIK Interest 2.50%, 5.50% Exit Fee	$45,439	45,302	45,690	(11)(14)(15)
Subtotal: Space Technologies (2.30%)*					45,302	45,690
Sustainable and Renewable Technology
Ampion, PBC	Senior Secured	May 2025	Prime + 4.70%, Floor rate 7.95%, PIK Interest 1.45%, 3.95% Exit Fee	$3,984	4,102	4,141	(13)(14)
Electric Hydrogen Co.	Senior Secured	May 2028	Prime + 2.25%, Floor rate 10.75%, PIK Interest 1.25%, 4.89% Exit Fee	$20,127	19,687	19,830	(14)(15)(19)
SUNation Energy, Inc. (p.k.a. Pineapple Energy LLC)	Senior Secured	June 2027	FIXED 10.00%	$1,296	1,297	1,272	(19)
Subtotal: Sustainable and Renewable Technology (1.27%)*					25,086	25,243
System Software(24)
Armis, Inc.	Senior Secured	March 2028	Prime + 0.00%, Floor rate 7.50%, PIK Interest 2.00%, 2.25% Exit Fee	$50,733	50,496	51,357	(12)(14)(17)
	Senior Secured	March 2028	Prime + 1.25%, Floor rate 7.50%, PIK Interest 2.00%, 2.25% Exit Fee	$25,150	24,968	25,082	(14)(17)
Total Armis, Inc.				$75,883	75,464	76,439
CoreView USA, Inc.	Senior Secured	January 2029	Prime + 2.75%, Floor rate 9.25%, 4.95% Exit Fee	$25,000	24,731	24,731	(6)(17)
Coronet Cyber Security Ltd.	Senior Secured	October 2028	Prime - 2.95%, Floor rate 3.55%, PIK Interest 5.85%	$8,591	8,446	8,446	(14)(17)
Dragos, Inc.	Senior Secured	July 2027	Prime + 2.00%, Floor rate 8.75%, PIK Interest 2.00%, 2.00% Exit Fee	$13,022	12,383	12,431	(14)(17)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Fortified Health Security	Senior Secured	December 2027	1-month SOFR + 7.64%, Floor rate 8.54%	$7,000	$6,882	$6,950	(11)(17)(18)
Harness, Inc.	Senior Secured	March 2029	Prime - 2.25%, Floor rate 5.25%, Cap rate 6.50%, PIK Interest 6.25%, 1.00% Exit Fee	$18,132	17,947	18,060	(14)(17)(19)
LogRhythm, Inc.	Senior Secured	July 2029	1-month SOFR + 7.50%, Floor rate 8.50%	$25,000	24,305	24,305	(17)
Morphisec Information Security 2014 Ltd.	Senior Secured	October 2027	Prime + 3.45%, Floor rate 11.70%, 5.95% Exit Fee	$10,000	9,861	9,861	(5)(10)
New Relic, Inc.	Senior Secured	November 2030	1-month SOFR + 6.75%, Floor rate 7.75%	$21,890	21,402	21,644	(17)
PayIt, LLC	Senior Secured	December 2028	Prime + 1.45%, Floor rate 7.95%, PIK Interest 1.50%, 5.00% Exit Fee	$12,003	11,881	11,881	(6)(14)(15)(17)(19)
Semperis Technologies Inc.	Senior Secured	April 2028	Prime - 1.75%, Floor rate 6.75%, PIK Interest 3.25%	$22,754	22,596	23,066	(11)(14)(19)
Sumo Logic, Inc.	Senior Secured	May 2030	3-month SOFR + 6.50%, Floor rate 7.50%	$23,000	22,521	23,113	(17)
Zimperium, Inc.	Senior Secured	May 2027	3-month SOFR + 8.31%, Floor rate 9.31%	$14,790	14,618	14,444	(17)(18)
Subtotal: System Software (13.84%)*					273,037	275,371
Total: Debt Investments (175.65%)*					$3,515,541	$3,494,601

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
Equity Investments
Application Software(24)
3GTMS, LLC	Equity	8/9/2021	Common Stock	1,000,000	$1,000	$666
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	2,406	2,406	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	—
DNAnexus, Inc.	Equity	3/21/2014	Preferred Series C	51,948	97	5
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Leapwork ApS	Equity	8/25/2023	Preferred Series B2	183,073	250	132	(5)(10)
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	2,416	(4)
SirionLabs Pte. Ltd.	Equity	6/30/2024	Preferred Series F1	152,250	1,792	1,996	(5)(10)
Verana Health, Inc.	Equity	7/8/2021	Preferred Series E	952,562	2,000	370
Subtotal: Application Software (0.40%)*					12,757	7,991
Biotechnology Tools
Alamar Biosciences, Inc.	Equity	2/21/2024	Preferred Series C	503,778	1,500	1,423
Subtotal: Biotechnology Tools (0.07%)*					1,500	1,423
Consumer & Business Products
Fabletics, Inc.	Equity	4/30/2010	Common Stock	42,989	128	46
	Equity	7/16/2013	Preferred Series B	130,191	1,101	299
Total Fabletics, Inc.				173,180	1,229	345
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	12,260	433	17	(4)
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	172,328	13	421
Subtotal: Consumer & Business Products (0.04%)*					1,675	783
Consumer & Business Services
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	216,073	1,151	627	(5)(10)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	1,299	(4)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	$1,000	$162	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	467
	Equity	10/25/2016	Preferred Series A-1	108,710	632	177
Total OfferUp, Inc.				394,790	2,295	644
Oportun	Equity	6/28/2013	Common Stock	48,365	577	188	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	39	—
Rhino Labs, Inc.	Equity	1/24/2022	Common Stock	7,063	1,000	—
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	7	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	17	(7)
	Equity	12/29/2023	Preferred Series C	3,235,298	13,263	3,606	(7)
Total Tectura Corporation				419,230,161	14,163	3,630
Worldremit Group Limited	Equity	6/24/2024	Preferred Series X	9,737	922	952	(5)(10)
Subtotal: Consumer & Business Services (0.38%)*					26,410	7,502
Diversified Financial Services
Gibraltar Acquisition LLC	Equity	3/1/2018	Member Units	1	34,006	23,051	(7)(20)
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	35	30,190	(7)(23)
Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	403	404
Subtotal: Diversified Financial Services (2.70%)*					34,444	53,645
Drug Delivery
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	680	1,500	1	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	—
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	4	(4)
Talphera, Inc.	Equity	12/10/2018	Common Stock	8,836	1,329	5	(4)
Subtotal: Drug Delivery (0.00%)*					3,638	10
Drug Discovery & Development
Akero Therapeutics, Inc.	Equity	3/8/2024	Common Stock	34,483	1,000	959	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	42	1,000	—	(4)
Axsome Therapeutics, Inc.	Equity	5/9/2022	Common Stock	127,021	4,165	10,747	(4)(10)(16)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	1,373	(4)(5)(10)
BridgeBio Pharma, Inc.	Equity	6/21/2018	Common Stock	231,329	2,255	6,348	(4)
Cyclo Therapeutics, Inc.	Equity	4/6/2021	Common Stock	134	42	—	(4)(10)
Dare Biosciences, Inc.	Equity	1/8/2015	Common Stock	1,129	1,000	4	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	256	(4)(10)
Heron Therapeutics, Inc.	Equity	7/25/2023	Common Stock	364,963	500	558	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	328	(15)
HilleVax, Inc.	Equity	5/3/2022	Common Stock	235,295	4,000	487	(4)
Kura Oncology, Inc.	Equity	6/16/2023	Common Stock	47,826	550	417	(4)(10)
Madrigal Pharmaceutical, Inc.	Equity	9/29/2023	Common Stock	5,100	773	1,574	(4)(10)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	1,241	(5)(10)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
Phathom Pharmaceuticals, Inc.	Equity	6/9/2023	Common Stock	147,233	$1,730	$1,196	(4)(10)(16)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	12	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	34	(4)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	303	(4)(5)(10)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	1,134
	Equity	10/31/2022	Preferred Series C	170,102	1,000	762
Total Valo Health, LLC				680,410	4,000	1,896
Verge Analytics, Inc.	Equity	9/6/2023	Preferred Series C	208,588	1,500	1,519
Viridian Therapeutics, Inc.	Equity	11/6/2023	Common Stock	32,310	400	619	(4)(10)
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	1,566,064	2,945	1,149	(4)
Subtotal: Drug Discovery & Development (1.56%)*					36,566	31,020
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	294
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	643
Subtotal: Electronics & Computer Hardware (0.05%)*					2,150	937
Healthcare Services, Other
23andMe, Inc.	Equity	3/11/2019	Common Stock	41,286	5,094	134	(4)
Carbon Health Technologies, Inc.	Equity	3/30/2021	Preferred Series C	217,880	1,687	2
Click Therapeutics, Inc.	Equity	5/20/2024	Common Stock	560,000	1,662	1,825	(15)
Curana Health Holdings, LLC	Equity	5/13/2024	Common Units	1,114,380	2,500	2,603
Main Street Rural, Inc.	Equity	10/28/2024	Preferred Series D	496	874	874
WellBe Senior Medical, LLC	Equity	6/10/2024	Common Units	181,163	1,600	2,065
Subtotal: Healthcare Services, Other (0.38%)*					13,417	7,503
Information Services
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	3,898
Subtotal: Information Services (0.20%)*					3,825	3,898
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	—	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	69	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	69
Subtotal: Medical Devices & Equipment (0.00%)*					250	69
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	210
Subtotal: Semiconductors (0.01%)*					160	210
Sustainable and Renewable Technology
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	106
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	1,885
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
SUNation Energy, Inc. (p.k.a. Pineapple Energy LLC)	Equity	12/10/2020	Common Stock	405	$3,153	$1	(4)
Subtotal: Sustainable and Renewable Technology (0.10%)*					10,153	1,992
System Software(24)
Armis, Inc.	Equity	10/18/2024	Preferred Series D	294,213	2,000	2,000
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	257	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	722	(5)(10)
Total Contentful Global, Inc.				149,500	638	979
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	198
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	5,194
	Equity	8/24/2017	Preferred Series 3	93,620	300	1,075
Total Druva Holdings, Inc.				552,461	1,300	6,269
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	24
SingleStore, Inc.	Equity	11/25/2020	Preferred Series E	580,983	2,000	1,988
	Equity	8/12/2021	Preferred Series F	52,956	280	216
Total SingleStore, Inc.				633,939	2,280	2,204
Subtotal: System Software (0.59%)*					10,767	11,674
Total: Equity Investments (6.47%)*					$157,712	$128,657
Warrant Investments
Application Software(24)
Aria Systems, Inc.	Warrant	5/22/2015	Preferred Series G	231,535	$74	$—
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	448	421
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	442
Brain Corporation	Warrant	10/4/2021	Common Stock	435,396	215	84
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	908	(5)(10)
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	26	83	(5)(10)(12)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	770,838	461	1,102
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	234
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	417
Earnix, Inc.	Warrant	6/6/2024	Common Stock	20,762	220	327
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	362,837	583	236
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	33
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	274
Kore.ai, Inc.	Warrant	3/31/2023	Preferred Series C	64,293	208	142
Leapwork ApS	Warrant	1/23/2023	Common Stock	93,211	39	35	(5)(10)(12)
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	264
Pindrop Security, Inc.	Warrant	6/26/2024	Common Stock	134,542	494	496	(15)
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	698
Simon Data, Inc.	Warrant	3/22/2023	Common Stock	77,934	96	22	(12)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
Sisense Ltd.	Warrant	6/8/2023	Ordinary Shares	321,956	$174	$61	(5)(10)
Suzy, Inc.	Warrant	8/24/2023	Common Stock	292,936	367	291	(6)(15)
Tipalti Solutions Ltd.	Warrant	3/22/2023	Ordinary Shares	509,753	359	395	(5)(10)
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	32	(15)
Subtotal: Application Software (0.35%)*					7,088	6,997
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Preferred Series C	75,567	36	122
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	460	101	(12)
Subtotal: Biotechnology Tools (0.01%)*					496	223
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	486,097	242	209	(12)
Subtotal: Communications & Networking (0.01%)*					242	209
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	17	714
Subtotal: Consumer & Business Products (0.04%)*					245	714
Consumer & Business Services
Altumint, Inc.	Warrant	10/31/2024	Common Stock	1,701	127	129	(15)
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	55	(5)(10)
	Warrant	2/13/2024	Preferred Series D-4	109,257	20	11	(5)(10)
Total Carwow LTD				283,420	184	66
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	—
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	115	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	10
Plentific Ltd	Warrant	10/3/2023	Ordinary Shares	27,298	60	38	(5)(10)
Provi	Warrant	12/22/2022	Common Stock	117,042	166	77	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	—	(15)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,604,724	1,242	4,901	(12)(16)
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	57	28
	Warrant	8/23/2019	Preferred Series B	444,444	83	3
Total Skyword, Inc.				2,051,587	140	31
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	—
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	—
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	—
Total Snagajob.com, Inc.				3,611,537	860	—
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	343,497	985	878
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	13	(12)
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	95	(5)(10)
	Warrant	8/27/2021	Preferred Series E	1,868	26	—	(5)(10)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
Total Worldremit Group Limited				79,083	$155	$95
Subtotal: Consumer & Business Services (0.32%)*					4,690	6,353
Diversified Financial Services
Next Insurance, Inc.	Warrant	2/3/2023	Common Stock	522,930	214	460
Subtotal: Diversified Financial Services (0.02%)*					214	460
Drug Discovery & Development
Akero Therapeutics, Inc.	Warrant	6/15/2022	Common Stock	32,129	330	519	(4)(10)
AmplifyBio, LLC	Warrant	12/27/2022	Class A Units	69,239	238	151	(15)
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	61,004	1,290	1,528	(4)(10)(12)(16)
bluebird bio, Inc.	Warrant	3/15/2024	Common Stock	111,206	1,744	—
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	103	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	—	(4)
COMPASS Pathways plc	Warrant	6/30/2023	Ordinary Shares	75,376	278	48	(4)(5)(10)
Curevo, Inc.	Warrant	6/9/2023	Common Stock	95,221	233	154	(15)
enGene, Inc.	Warrant	12/22/2023	Common Stock	43,689	118	102	(4)(5)(10)
Fresh Tracks Therapeutics, Inc.	Warrant	2/18/2016	Common Stock	201	119	—	(4)
Heron Therapeutics, Inc.	Warrant	8/9/2023	Common Stock	238,095	228	166	(4)(15)
Kineta, Inc.	Warrant	12/20/2019	Common Stock	2,202	110	—	(4)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	16	(4)(10)(15)
Madrigal Pharmaceutical, Inc.	Warrant	5/9/2022	Common Stock	13,229	570	2,133	(4)(10)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	22	(4)(10)(12)(15)(16)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	22	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	2	(4)
SynOx Therapeutics Limited	Warrant	4/18/2024	Preferred Series B	251,195	83	76	(5)(10)
TG Therapeutics, Inc.	Warrant	12/30/2021	Common Stock	117,168	721	1,730	(4)(10)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	39
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	1,392,787	510	185	(4)
Subtotal: Drug Discovery & Development (0.35%)*					8,404	6,996
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	1	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,503	34	51
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	212
Subtotal: Electronics & Computer Hardware (0.01%)*					692	264
Healthcare Services, Other
Curana Health Holdings, LLC	Warrant	1/4/2024	Common Units	447,410	156	492
Modern Life, Inc.	Warrant	3/30/2023	Common Stock	52,665	210	169
NeueHealth, Inc.	Warrant	6/21/2024	Common Stock	185,625	716	1,032	(4)(12)
Recover Together, Inc.	Warrant	7/3/2023	Common Stock	194,830	382	79
Strive Health Holdings, LLC	Warrant	9/28/2023	Common Units	129,400	278	325	(15)
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
Vida Health, Inc.	Warrant	3/28/2022	Preferred Series E	192,431	$121	$2
Subtotal: Healthcare Services, Other (0.11%)*					1,863	2,099
Information Services
NetBase Quid, Inc. (p.k.a NetBase Solutions)	Warrant	8/22/2017	Preferred Series 1	60,000	356	—
Signal Media Limited	Warrant	6/29/2022	Common Stock	129,638	57	13	(5)(10)
Subtotal: Information Services (0.00%)*					413	13
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	871
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	291
Subtotal: Manufacturing Technology (0.06%)*					1,065	1,162
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	369,370	67	63
Subtotal: Media/Content/Info (0.00%)*					67	63
Medical Devices & Equipment
Orchestra BioMed Holdings, Inc.	Warrant	11/6/2024	Common Stock	52,264	180	102	(4)(6)(15)
Outset Medical, Inc.	Warrant	9/27/2013	Common Stock	62,794	401	7	(4)
Senseonics Holdings, Inc.	Warrant	9/8/2023	Common Stock	1,032,718	276	203	(4)
Sight Sciences, Inc.	Warrant	1/22/2024	Common Stock	113,247	363	195	(4)(6)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	—	(4)
Subtotal: Medical Devices & Equipment (0.03%)*					1,281	507
Semiconductors
Achronix Semiconductor Corporation	Warrant	6/26/2015	Preferred Series D-2	750,000	99	494
Subtotal: Semiconductors (0.02%)*					99	494
Space Technologies
Capella Space Corp.	Warrant	10/21/2021	Common Stock	176,200	207	10	(15)
Subtotal: Space Technologies (0.00%)*					207	10
Sustainable and Renewable Technology
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	67
Electric Hydrogen Co.	Warrant	3/27/2024	Common Stock	246,618	507	394	(15)
Halio, Inc.	Warrant	4/7/2015	Common Stock	144,914	63	—
Subtotal: Sustainable and Renewable Technology (0.02%)*					622	461
System Software(24)
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	9
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	—
Coronet Cyber Security Ltd.	Warrant	9/26/2024	Ordinary Shares	39,183	254	266
Couchbase, Inc.	Warrant	4/25/2019	Common Stock	105,350	462	686	(4)
Dragos, Inc.	Warrant	6/28/2023	Common Stock	57,528	1,575	984
Harness, Inc.	Warrant	3/12/2024	Common Stock	193,618	534	632
See notes to consolidated financial statements.

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2024
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series(3)	Shares	Cost(2)	Value	Footnotes
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series LB-2	86,984	$131	$26
Morphisec Information Security 2014 Ltd.	Warrant	10/1/2024	Ordinary Shares	200,115	104	108	(5)(10)
Semperis Technologies Inc.	Warrant	4/23/2024	Common Stock	72,122	115	213
SingleStore, Inc.	Warrant	4/28/2020	Preferred Series D	312,596	103	551
Subtotal: System Software (0.17%)*					3,466	3,475
Total: Warrant Investments (1.53%)*					$31,154	$30,500
Total: Investments in Securities (183.64%)*					$3,704,407	$3,653,758

Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			$2,847	$4,382	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			1,242	1,438	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.29%)*					4,089	5,820
System Software(24)
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			381	400	(5)(10)
Subtotal: System Software (0.02%)*					381	400
Total: Investment Funds & Vehicles Investments (0.31%)*					$4,470	$6,220
Total: Investments before Cash and Cash Equivalents (183.96%)*					$3,708,877	$3,659,978
Cash & Cash Equivalents
GS Financial Square Government Fund	Cash & Cash Equivalents		FGTXX/38141W273		$21,100	$21,100
Total: Investments in Cash & Cash Equivalents (1.06%)*					$21,100	$21,100
Total: Investments after Cash & Cash Equivalents (185.02%)*					$3,729,977	$3,681,078

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Notional Value at Settlement Date	Value
Great British Pound (GBP)	6/3/2025	Goldman Sachs Bank USA	£20,511	Sold	$26,178	$538
Total: Foreign Currency Forward (0.03%)*					$26,178	$538
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
(23)Hercules Adviser LLC is owned by Hercules Capital Management LLC and presented with Hercules Partner Holdings, LLC which are both wholly owned by the Company. Please refer to “Note 1 — Description of Business” for additional disclosure.
(24)Effective December 31, 2025, the former “Software” category has been separated into “Application Software” and “System Software”. Prior year amounts have been reclassified to conform to the current presentation.
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
The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. Effective January 1, 2006, the Company elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M Part I of the Internal Revenue Code of 1986, as amended (the “Code”) (see “Note 6 – Income Taxes”).
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
Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Company’s Valuation Committee as the “valuation designee”. As of December 31, 2025, approximately 97.4% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Company's Valuation Committee and approved by the Board. Fair Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Valuation Committee, as valuation designee of the Board. The Company’s investments are carried at fair value in accordance with Rule 2a-5 under the 1940 Act and ASC Topic 946. Given the Company's investment strategy, nature of investments, and types of businesses in which it invests, substantially all of the Company’s investments are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to the valuation guidelines approved by the Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market values, the fair value of the Company’s investments may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.
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
Investment Income Recognition
The Company’s investment portfolio generates interest, fee, and dividend income. The Company records interest income on an accrual basis, recognizing income as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. The Company’s Structured Debt investments may generate OID related income. “Structured Debt” refers to a debt investment that is structured with an equity, warrant, option, or other right to purchase or convert into common or preferred equity investments. The OID recorded upfront typically represents the value of detachable equity, warrants, or another asset obtained in conjunction with the acquisition of debt securities. The OID value is accreted into interest income over the term of the loan as a yield enhancement following the effective interest method. Additionally, certain debt investments in the Company’s portfolio earn PIK interest. The Company records PIK interest in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. Contractual PIK interest represents contractually deferred interest that is added to the loan balance as principal and is generally due at the end of the loan term.
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
The Company has elected to be treated as a RIC under Subchapter M Part I of the Code. To qualify as a RIC, the Company is required to meet certain income and asset tests in addition to distributing dividends of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for distributions paid, to its stockholders. See “Item 1. Business — Certain United States Federal Income Tax Considerations — Qualifying as a Regulated Investment Company” for additional information.
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
Comprehensive Income
The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income for the years ended December 31, 2025, 2024, or 2023. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.

Distributions
Distributions to common stockholders are approved by the Board on a quarterly basis and the distribution payable is recorded on the ex-dividend date. The Company maintains an “opt out” dividend reinvestment plan that provides for reinvestment of the Company’s distribution on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company declares a distribution, cash distributions (net of applicable withholding tax) will be automatically reinvested in additional shares of its common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash distributions.
Segments
The Company has determined that it has a single operating segment in accordance with Topic 280, Segment Reporting (“ASC 280”). Our Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). While the Company lends to and separately evaluates the performance of each portfolio company in which it invests across various technology-related industries including drug discovery and development, application software, system software, consumer & business services, and other healthcare services, the Company and the CODM evaluate and monitor performance of the business on an aggregated basis. Further, each investment is evaluated and managed using similar processes and shared operations support functions such as deal origination, underwriting, documentation, loan and compliance administration in addition to administrative functions of human resources, legal, finance and information technology.
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

3. Fair Value of Financial Instruments
The Company values financial instruments in accordance with ASC 820, using the techniques and approaches outlined in the Company's valuation guidelines, which are approved by the Board. During the fiscal years ended December 31, 2025 and December 31, 2024, there were no changes to the Company’s valuation techniques or approaches as described herein.
Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2025 and December 31, 2024.

(in thousands)	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash and cash equivalents
Money Market Fund(1)	$10,250	$10,250	$—	$—

Other assets and liabilities
Escrow Receivables	$168	$—	$—	$168
Accounts Payable and Accrued Liabilities	(87)	—	—	(87)

Investments
Senior Secured Debt	$4,209,798	$—	$—	$4,209,798
Unsecured Debt	69,614	—	—	69,614
Preferred Stock	52,735	—	—	52,735
Common Stock(2)	86,275	21,555	—	64,720
Warrants	41,162	—	13,101	28,061
	$4,459,584	$21,555	$13,101	$4,424,928
Investment Funds & Vehicles measured at Net Asset Value(3)	7,063
Total Investments, at fair value	$4,466,647
Derivative Instruments(4)	50
Total Investments including cash and cash equivalents and derivative instruments	$4,476,947

(in thousands)	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash and cash equivalents
Money Market Fund(1)	$21,100	$21,100	$—	$—

Other assets and liabilities
Escrow and Other Investment Receivables	$152	$—	$—	$152
Accounts Payable and Accrued Liabilities	$(1,012)	$—	$—	$(1,012)

Investments
Senior Secured Debt	$3,419,044	$—	$—	$3,419,044
Unsecured Debt	75,557	—	—	75,557
Preferred Stock	53,802	—	—	53,802
Common Stock(2)	74,855	30,262	—	44,593
Warrants	30,500	—	8,677	21,823
	$3,653,758	$30,262	$8,677	$3,614,819
Investment Funds & Vehicles measured at Net Asset Value(3)	6,220
Total Investments, at fair value	$3,659,978
Derivative Instruments(4)	538
Total Investments including cash and cash equivalents and derivative instruments	$3,681,616
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
The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the years ended December 31, 2025 and December 31, 2024.

(in thousands)	Balance as of January 1, 2025	Net Realized Gains (Losses)(1)	Net Change in Unrealized Appreciation (Depreciation)(2)	Purchases(5)	Capitalized PIK Interest	Sales	Repayments(6)	Gross Transfers into Level 3(3)*	Gross Transfers out of Level 3(3)*	Balance as of December 31, 2025
Investments
Senior Secured Debt	$3,419,044	$(57,524)	$35,499	$1,703,758	$50,236	$(74,189)	$(861,784)	$—	$(5,242)	$4,209,798
Unsecured Debt	75,557	—	903	258	5,450	(332)	—	—	(12,222)	69,614
Preferred Stock	53,802	377	(3,116)	4,329	—	(2,657)	—	—	—	52,735
Common Stock	44,593	(645)	2,325	1,041	—	(1,906)	—	24,406	(5,094)	64,720
Warrants	21,823	983	98	7,046	—	(1,889)	—	—	—	28,061
Other Assets and Liabilities
Escrow Receivables	152	(196)	266	1,861	—	(1,915)	—	—	—	168
Accounts Payable and Accrued Liabilities	(1,012)	(568)	1,534	2,008	—	(2,049)	—	—	—	(87)
Total	$3,613,959	$(57,573)	$37,509	$1,720,301	$55,686	$(84,937)	$(861,784)	$24,406	$(22,558)	$4,425,009

(in thousands)	Balance as of January 1, 2024	Net Realized Gains (Losses)(1)	Net Change in Unrealized Appreciation (Depreciation)(2)	Purchases(5)	Sales	Repayments(6)	Gross Transfers into Level 3(4)*	Gross Transfers out of Level 3(4)*	Balance as of December 31, 2024
Investments
Senior Secured Debt	$2,987,577	$(52,120)	$(21,146)	$1,475,032	$—	$(965,924)	$—	$(4,375)	$3,419,044
Unsecured Debt	69,722	—	1,277	4,558	—	—	—	—	75,557
Preferred Stock	53,038	(711)	(5,709)	4,753	—	—	2,431	—	53,802
Common Stock	41,790	(1,453)	(1,506)	4,100	—	—	1,662	—	44,593
Warrants	22,088	(648)	(702)	3,914	(2,829)	—	—	—	21,823
Other Assets and Liabilities
Escrow and Other Investment Receivables	10,888	89	5,869	47	(18,511)	—	—	1,770	152
Accounts Payable and Accrued Liabilities	—	(10,938)	11,179	1,870	(1,353)	—	(1,770)	—	(1,012)
Total	$3,185,103	$(65,781)	$(10,738)	$1,494,274	$(22,693)	$(965,924)	$2,323	$(2,605)	$3,613,959
* The Company recognizes transfers as of the transaction date.
(1)Included in net realized gains (losses) in the accompanying Consolidated Statements of Operations.
(2)Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)During the three months ended March 31, 2025, 23andMe, Inc. Level 1 common stock was converted into Level 3 common stock due to bankruptcy and delisting. Subsequently, during the three months ended June 30, 2025, 23andMe, Inc. was treated as Level 1 common stock due to resumed trading after reaching a definitive agreement during the bankruptcy proceeding. Transfers out of Level 3 during the year ended December 31, 2025, related to the conversion of the Company's Level 3 debt investments in Hercules Adviser LLC, Carbon Health Technologies, Inc., and Khoros, LLC, into common stock Level 3 investments.
(4)Transfers out of Level 3 during the year ended December 31, 2024 related to the conversion of the Company's Level 3 debt investments in Better Therapeutics, Inc. and Eigen Technologies Ltd. into common stock and preferred stock Level 3 investments in acquiring companies.
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

(in millions)	Year Ended December 31,
	2025	2024
Debt investments	$8.8	$(44.2)
Preferred stock	(3.2)	(5.9)
Common stock	(3.3)	(2.4)
Warrant investments	0.7	0.7
The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of December 31, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation guidelines, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level 3 Debt Investments	Fair Value as of December 31, 2025 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input(1)	Range	Weighted Average(2)
Pharmaceuticals	$777,671	Market Comparable Companies	Hypothetical Market Yield	9.01% - 15.39%	11.97%
			Premium/(Discount)	(2.50%) - 2.00%	(0.34%)

Technology	1,779,826	Market Comparable Companies	Hypothetical Market Yield	9.58% - 17.46%	12.30%
			Premium/(Discount)	(1.50%) - 4.50%	0.22%
	30,986	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 70.00%	51.23%
	73,268	Liquidation(3)	Probability weighting of alternative outcomes	10.00% - 90.00%	76.29%

Sustainable and Renewable Technology	30,201	Market Comparable Companies	Hypothetical Market Yield	15.89% - 16.25%	16.04%
			Premium/(Discount)	0.75% - 0.75%	0.75%

Medical Devices	74,771	Market Comparable Companies	Hypothetical Market Yield	12.18% - 14.21%	13.36%
			Premium/(Discount)	(0.25%) - 0.50%	0.11%

Lower Middle Market	814,412	Market Comparable Companies	Hypothetical Market Yield	10.30% - 18.73%	13.60%
			Premium/(Discount)	(0.50%) - 4.00%	0.60%
Debt Investments for which Cost Approximates Fair Value
	403,710	Debt Investments originated within 6 months
	7,711	Imminent Payoffs(4)
	248,601	Debt Investments Maturing in Less than One Year
	38,255	Debt Investments in Wholly-Owned Subsidiaries
	$4,279,412	Total Level 3 Debt Investments
Escrow Receivables	168	Expected Proceeds
Accounts Payable and Accrued Liabilities	(87)	Liquidation(3)	Probability weighting of alternative outcomes	10.00% - 50.00%	44.84%
	4,279,493	Total Level 3 Debt Investments and Other Assets (Liabilities)

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
Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries noted above as follows:
•Pharmaceuticals, above, is comprised of debt investments in the “Drug Discovery & Development”, “Biotechnology Tools”, and “Healthcare Services, Other” industries.
•Technology, above, is comprised of debt investments in the “Communications & Networking”, “Information Services”, “Consumer & Business Services”, “Media/Content/Info”, “Space Technologies”, “Defense Technologies”, “Manufacturing Technology”, “Electronics & Computer Hardware”, “Application Software”, and “System Software” industries.
•Sustainable and Renewable Technology, above, is comprised of debt investments in the “Sustainable and Renewable Technology” industry.
•Medical Devices, above, is comprised of debt investments in the “Medical Devices & Equipment” industry.
•Lower Middle Market, above, is comprised of debt investments in the “Healthcare Services – Other”, “Consumer & Business Services”, “Diversified Financial Services”, “Sustainable and Renewable Technology”, “Consumer & Business Products”, and “Application Software” industries.
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
Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries noted above as follows:
•Pharmaceuticals, above, is comprised of debt investments in the “Drug Discovery & Development”, and “Healthcare Services, Other” industries.
•Technology, above, is comprised of debt investments in the “Communications & Networking”, “Information Services”, “Consumer & Business Services”, “Media/Content/Info”, “Space Technologies”, “Application Software”, and “System Software” industries.
•Sustainable and Renewable Technology, above, is comprised of debt investments in the “Sustainable and Renewable Technology” industry.
•Medical Devices, above, is comprised of debt investments in the “Medical Devices & Equipment” industry.
•Lower Middle Market, above, is comprised of debt investments in the “Healthcare Services – Other”, “Consumer & Business Services”, “Diversified Financial Services”, “Sustainable and Renewable Technology”, and “Application Software” industries.
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

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of December 31, 2025 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average (5)
Equity Investments	$48,874	Market Comparable Companies	Revenue Multiple(2)	0.1x - 12.3x	4.5x
			Tangible Book Value Multiple(2)	1.7x - 1.7x	1.7x
			Discount for Lack of Marketability(3)	9.44% - 92.30%	26.25%
	7,702	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(89.31%) - 70.57%	(7.13%)
	51,250	Discounted Cash Flow	Discount Rate(7)	11.14% - 33.18%	30.09%
	9,629	Other(6)
Warrant Investments	19,318	Market Comparable Companies	Revenue Multiple(2)	0.3x - 13.0x	5.5x
			Discount for Lack of Marketability(3)	13.28% - 36.40%	26.90%
	8,283	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(60.90%) - 87.40%	26.66%
	460	Other(6)
Total Level 3 Equity and Warrant Investments	$145,516
(1)The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity securities are revenue and/or earnings multiples (e.g. EBITDA, EBT, ARR), market equity adjustment factors, discount rate, and discounts for lack of marketability. Significant increases/(decreases) in the inputs in isolation would result in a significantly higher/(lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date. The significant unobservable input used in the fair value measurement of impaired equity securities is the probability weighting of alternative outcomes.
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
(5)Weighted averages are calculated based on the fair market value of each investment.
(6)The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.
(7)The discount rate used is based on current portfolio yield adjusted for uncertainty of actual performance and timing in capital deployments.

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of December 31, 2024 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (1)	Range	Weighted Average (5)
Equity Investments	$45,420	Market Comparable Companies	Revenue Multiple(2)	0.4x - 16.8x	9.1x
			Tangible Book Value Multiple(2)	1.7x - 1.7x	1.7x
			Discount for Lack of Marketability(3)	17.64% - 92.80%	36.12%
	12,374	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(96.57%) - 24.76%	(17.57%)
	34,677	Discounted Cash Flow	Discount Rate(7)	12.17% - 33.34%	30.21%
	5,924	Other(6)
Warrant Investments	18,302	Market Comparable Companies	Revenue Multiple(2)	0.8x - 14.1x	4.5x
			Discount for Lack of Marketability(3)	14.72% - 34.35%	26.76%
	3,521	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(56.36%) - 24.76%	1.33%
Total Level 3 Equity and Warrant Investments	$120,218
(1)The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity securities are revenue and/or earnings multiples (e.g. EBITDA, EBT, ARR), market equity adjustment factors, discount rate, and discounts for lack of marketability. Significant increases/(decreases) in the inputs in isolation would result in a significantly higher/(lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date. The significant unobservable input used in the fair value measurement of impaired equity securities is the probability weighting of alternative outcomes.
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
As of December 31, 2025 and December 31, 2024, the 2033 Notes (as defined in "Note 5 - Debt") were trading on the New York Stock Exchange (“NYSE”) at $25.49 and $25.17 per unit at par value. The par value at underwriting for the 2033 Notes was $25.00 per unit. Based on market quotations on or around December 31, 2025 and December 31, 2024, the 2031 Asset-Backed Notes (as defined in “Note 5 - Debt”) were quoted for 0.982 and 0.963. Based on market quotations on or around December 31, 2025, the 2028 Convertible Notes (as defined in “Note 5 - Debt”) were quoted for 0.998 per dollar at par value. The fair values of the SBA debentures, March 2026 A Notes, March 2026 B Notes, September 2026, January 2027 Notes, and June 2030 Notes (each as defined in “Note 5 - Debt”) are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms. The fair values of the outstanding debt under the MUFG Bank Facility and the SMBC Facility (each as defined in “Note 5 - Debt”) are equal to their outstanding principal balances as of December 31, 2025 and December 31, 2024.
The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of December 31, 2025 and December 31, 2024:

(in thousands)	December 31, 2025
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
SBA Debentures	$341,012	$335,905	$—	$—	$335,905
March 2026 A Notes	49,984	50,615	—	—	50,615
March 2026 B Notes	49,983	50,627	—	—	50,627
September 2026 Notes	324,302	320,186	—	—	320,186
January 2027 Notes	348,596	346,365	—	—	346,365
2028 Convertible Notes	280,412	286,870	—	286,870	—
June 2030 Notes	342,694	352,274	—	—	352,274
2031 Asset-Backed Notes	64,530	63,486	—	63,486	—
2033 Notes	39,151	40,784	—	40,784	—
MUFG Bank Facility	168,000	168,000	—	—	168,000
SMBC Facility	277,780	277,934	—	—	277,934
Total	$2,286,444	$2,293,046	$—	$391,140	$1,901,906

(in thousands)	December 31, 2024
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
SBA Debentures	$271,371	$260,436	$—	$—	$260,436
February 2025 Notes	49,981	50,698	—	—	50,698
June 2025 Notes	69,919	69,308	—	—	69,308
June 2025 3-Year Notes	49,926	49,713	—	—	49,713
March 2026 A Notes	49,889	49,052	—	—	49,052
March 2026 B Notes	49,880	49,087	—	—	49,087
September 2026 Notes	323,321	302,244	—	—	302,244
January 2027 Notes	347,265	327,928	—	—	327,928
2031 Asset-Backed Notes	118,769	115,031	—	115,031	—
2033 Notes	39,043	40,272	—	40,272	—
MUFG Bank Facility	116,000	116,000	—	—	116,000
SMBC Facility	283,591	283,591	—	—	283,591
Total	$1,768,955	$1,713,360	$—	$155,303	$1,558,057

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
The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2025, 2024, and 2023.

(in thousands)			For the Year Ended December 31, 2025
Portfolio Company(1)	Type	Fair Value as of December 31, 2025	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$218	$—	$—	$149	$—
Gibraltar Acquisition LLC(2)	Control	62,218	4,927	169	2,462	—
Hercules Adviser LLC(3)	Control	43,274	8,200	—	1,084	—
Tectura Corporation	Control	9,341	690	—	(2,316)	—
Total Control Investments		$115,051	$13,817	$169	$1,379	$—

(in thousands)			For the Year Ended December 31, 2024
Portfolio Company(1)	Type	Fair Value as of December 31, 2024	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$69	$—	$—	$(193)	$—
Gibraltar Acquisition LLC(2)	Control	59,263	5,301	146	(4,983)	—
Hercules Adviser LLC(3)	Control	42,190	7,410	—	1,477	—
Tectura Corporation	Control	11,657	692	—	140	—
Total Control Investments		$113,179	$13,403	$146	$(3,559)	$—

(in thousands)			For the Year Ended December 31, 2023
Portfolio Company(1)	Type	Fair Value as of December 31, 2023	Interest Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$262	$—	$—	$(57)	$—
Gibraltar Acquisition LLC(2)	Control	62,512	3,344	95	9,656	—
Hercules Adviser LLC(3)	Control	40,713	608	—	9,560	—
Tectura Corporation	Control	11,517	690	—	3,475	—
Total Control Investments		$115,004	$4,642	$95	$22,634	$—
(1)In accordance with Rules 3-09, 4-08(g), and Rule 10-01(b)(1) of Regulation S-X, (“Rule 3-09”, “Rule 4-08(g)”, and “Rule 10-01(b)(1)”, respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of December 31, 2025, December 31, 2024, and December 31, 2023, there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.
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

Portfolio Composition
The following table shows the fair value of the Company’s portfolio of investments by asset class as of December 31, 2025 and December 31, 2024:

(in thousands)	December 31, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$4,209,798	94.2%	$3,419,044	93.4%
Unsecured Debt	69,614	1.6%	75,557	2.1%
Preferred Stock	52,735	1.2%	53,802	1.5%
Common Stock	86,275	1.9%	74,855	2.0%
Warrants	41,162	0.9%	30,500	0.8%
Investment Funds & Vehicles	7,063	0.2%	6,220	0.2%
Total	$4,466,647	100.0%	$3,659,978	100.0%
A summary of the Company’s investment portfolio, at value, by geographic location as of December 31, 2025 and December 31, 2024 is shown as follows:

(in thousands)	December 31, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$4,035,927	90.4%	$3,288,737	89.9%
United Kingdom	118,031	2.7%	142,183	3.9%
Netherlands	117,344	2.6%	59,157	1.6%
Israel	67,280	1.5%	88,066	2.4%
Germany	50,386	1.1%	49,255	1.3%
Switzerland	35,504	0.8%	—	0.0%
Sweden	18,244	0.4%	—	0.0%
Canada	16,841	0.4%	16,251	0.4%
Ireland	4,729	0.1%	4,649	0.1%
Singapore	1,827	0.0%	1,996	0.1%
Denmark	169	0.0%	9,284	0.3%
Other	365	0.0%	400	0.0%
Total	$4,466,647	100.0%	$3,659,978	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector as of December 31, 2025 and December 31, 2024:

(in thousands)	December 31, 2025		December 31, 2024
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Application Software(1)	$1,087,954	24.3%	$790,180	21.6%
Drug Discovery & Development	1,039,712	23.3%	1,080,390	29.5%
Healthcare Services, Other	838,508	18.8%	610,184	16.7%
System Software(1)	472,144	10.6%	290,920	7.9%
Consumer & Business Services	449,631	10.1%	372,641	10.2%
Defense Technologies	140,458	3.1%	—	0.0%
Diversified Financial Services	105,896	2.4%	113,491	3.1%
Medical Devices & Equipment	77,257	1.7%	74,962	2.0%
Electronics & Computer Hardware	66,992	1.5%	162,888	4.5%
Space Technologies	47,816	1.1%	45,700	1.2%
Sustainable and Renewable Technology	35,759	0.8%	27,696	0.8%
Communications & Networking	26,263	0.6%	27,700	0.8%
Information Services	25,889	0.6%	24,356	0.7%
Biotechnology Tools	23,164	0.5%	35,434	1.0%
Manufacturing Technology	20,190	0.4%	1,162	0.0%
Consumer & Business Products	8,810	0.2%	1,497	0.0%
Semiconductors	158	0.0%	704	0.0%
Media/Content/Info	32	0.0%	63	0.0%
Drug Delivery	14	0.0%	10	0.0%
Total	$4,466,647	100.0%	$3,659,978	100.0%
(1)Effective December 31, 2025, the former “Software” category has been separated into “Application Software” and “System Software”. Prior year amounts have been reclassified to conform to the current presentation.
No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of December 31, 2025 or December 31, 2024.
Concentrations of Credit Risk
The Company’s customers are primarily privately held companies and public companies which are active in the “Application Software”, “Drug Discovery & Development”, “Healthcare Services, Other”, “System Software”, and “Consumer & Business Services” sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.
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
As of December 31, 2025 and December 31, 2024, the Company’s ten largest portfolio companies represented approximately 28.6% and 31.6%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of December 31, 2025 and December 31, 2024, the Company had seven and six portfolio companies, respectively, that represented 5% or more of the Company’s net assets. As of December 31, 2025, the Company had two equity investments representing approximately 48.4% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. As of December 31, 2024, the Company had three equity investments which represented approximately 49.7% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments.

Investment Collateral
In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. The Company's investments were collateralized as follows as of December 31, 2025 and December 31, 2024:

	Percentage of debt investments (at fair value), as of
	December 31, 2025	December 31, 2024
Senior Secured First Lien
All assets including intellectual property	72.8%	67.1%
All assets with negative pledge on intellectual property	9.5%	14.2%
“Last-out” with security interest in all of the assets	7.0%	9.7%
Total senior secured first lien position	89.3%	91.0%
Second lien	9.1%	6.8%
Unsecured	1.6%	2.2%
Total debt investments at fair value	100.0%	100.0%
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The following is a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of December 31, 2025 and December 31, 2024:

(in thousands)		Fair Value
Derivative Instrument	Statement Location	December 31, 2025	December 31, 2024
Foreign currency forward contract	Other assets	$50	$538
	Total	$50	$538
Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the years ended December 31, 2025 and December 31, 2024 are in the following locations in the Consolidated Statements of Operations:

(in thousands)		Year Ended December 31,
Derivative Instrument	Statement Location	2025	2024
Foreign currency forward contract	Net realized gain (loss) - Non-control / Non-affiliate investments	$(1,551)	$(849)
Foreign currency forward contract	Net change in unrealized appreciation (depreciation) - Non-control / Non-affiliate investments	(489)	1,305
	Total	$(2,040)	$456

Investment Income
The Company’s investment portfolio generates interest, fee, and dividend income. The composition of the Company’s interest income and fee income is as follows:

(in thousands)	Year Ended December 31,
	2025	2024	2023
Contractual interest income	$381,711	$355,470	$351,883
Exit fee interest income	50,991	44,448	45,747
PIK interest income	55,923	51,270	24,670
Dividend income	8,700	7,900	1,400
Other investment income(1)	10,562	8,107	10,725
Total interest and dividend income	$507,887	$467,195	$434,425

Recurring fee income	$11,853	$9,507	$8,835
Fee income - expired commitments	1,990	2,442	1,695
Accelerated fee income - early repayments	10,763	14,447	15,713
Total fee income	$24,606	$26,396	$26,243
(1)Other investment income includes OID interest income and interest recorded on other assets.
As of December 31, 2025 and 2024, unamortized capitalized fee income was recorded as follows:

(in millions)	As of December 31,
	2025	2024
Offset against debt investment cost	$42.5	$36.9
Deferred obligation contingent on funding or other milestone	9.8	9.1
Total Unamortized Fee Income	$52.3	$46.0
As of December 31, 2025 and 2024, loan exit fees receivable were recorded as follows:

(in millions)	As of December 31,
	2025	2024
Included within debt investment cost	$48.6	$39.2
Deferred receivable related to expired commitments	4.5	3.0
Total Exit Fees Receivable	$53.1	$42.2
5. Debt
As of December 31, 2025 and December 31, 2024, the Company had the following available and outstanding debt:

(in thousands)	December 31, 2025			December 31, 2024
	Total Available	Principal Outstanding	Carrying Value(1)	Total Available	Principal Outstanding	Carrying Value(1)
SBA Debentures(2)(4)	$350,000	$350,000	$341,012	$350,000	$279,000	$271,371
February 2025 Notes	—	—	—	50,000	50,000	49,981
June 2025 Notes	—	—	—	70,000	70,000	69,919
June 2025 3-Year Notes	—	—	—	50,000	50,000	49,926
March 2026 A Notes	50,000	50,000	49,984	50,000	50,000	49,889
March 2026 B Notes	50,000	50,000	49,983	50,000	50,000	49,880
September 2026 Notes	325,000	325,000	324,302	325,000	325,000	323,321
January 2027 Notes	350,000	350,000	348,596	350,000	350,000	347,265
2028 Convertible Notes	287,500	287,500	280,412	—	—	—
June 2030 Notes	350,000	350,000	342,694	—	—	—
2031 Asset-Backed Notes	64,636	64,636	64,530	119,475	119,475	118,769
2033 Notes	40,000	40,000	39,151	40,000	40,000	39,043
MUFG Bank Facility(2)	440,000	168,000	168,000	400,000	116,000	116,000
SMBC Facility(2)(3)(5)	475,000	277,934	277,780	475,000	283,790	283,591
Total	$2,782,136	$2,313,070	$2,286,444	$2,329,475	$1,783,265	$1,768,955
(1)Except for the SMBC Facility and MUFG Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the debt as of the balance sheet date.

(2)Availability subject to the Company meeting the borrowing base and/or capital commitment requirements.
(3)“Total Available” includes $175.0 million of available commitment through the letter of credit facility as of December 31, 2025 and December 31, 2024.
(4)As of December 31, 2025 and December 31, 2024, the total available debt under the SBA Debentures was $350.0 million, of which $175.0 million was available to HC IV and $175.0 million was available to SBIC V.
(5)In November 2024, the Company amended its SMBC Facility and converted a portion of the existing revolver facility into a term loan facility in connection therewith. As of December 31, 2025, the term loan portion of the SMBC Facility for total available, outstanding principal, and carrying value was $25.0 million, $25.0 million, and $24.8 million, respectively. As of December 31, 2024, the term loan portion of the SMBC Facility for total available, outstanding principal, and carrying value was $25.0 million, $25.0 million, and $24.8 million, respectively.
Debt issuance costs, net of accumulated amortization, were as follows as of December 31, 2025 and December 31, 2024:

(in thousands)	December 31, 2025	December 31, 2024
SBA Debentures	$8,988	$7,629
February 2025 Notes	—	19
June 2025 Notes	—	81
June 2025 3-Year Notes	—	74
March 2026 A Notes	16	111
March 2026 B Notes	17	120
September 2026 Notes	698	1,679
January 2027 Notes	1,404	2,735
2028 Convertible Notes	7,088	—
June 2030 Notes	7,306	—
2031 Asset-Backed Notes	106	706
2033 Notes	849	957
MUFG Bank Facility(1)	3,537	1,770
SMBC Facility(1)(2)	2,214	2,693
Total	$32,223	$18,574
(1)The MUFG Bank Facility and SMBC Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.
(2)As part of the November 2024 amendment of the SMBC Facility, the existing revolver facility was split into a revolver facility and a term loan facility. As of December 31, 2025, the debt issuance costs, net of accumulated amortization of the revolver facility is $2.0 million and the term loan is $0.2 million. As of December 31, 2024, the debt issuance costs, net of accumulated amortization of the revolver facility is $2.5 million and the term loan is $0.2 million.
For the year ended December 31, 2025, the components of interest expense, related fees, losses on debt extinguishment and cash paid for interest expense for debt were as follows:

(in thousands)	Year ended December 31, 2025
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$12,131	$1,080	$—	$13,211	$9,863
February 2025 Notes	202	19	—	221	1,070
June 2025 Notes	1,274	81	—	1,355	1,508
June 2025 3-Year Notes	1,433	74	—	1,507	1,500
March 2026 A Notes	2,250	95	—	2,345	2,250
March 2026 B Notes	2,275	103	—	2,378	2,276
September 2026 Notes	8,697	815	—	9,512	8,532
January 2027 Notes	12,315	828	—	13,143	11,812
2028 Convertible Notes	12,040	1,135	—	13,175	6,487
June 2030 Notes	11,789	478	—	12,267	10,500
2031 Asset-Backed Notes(2)	5,116	282	—	5,398	5,058
2033 Notes	2,500	108	—	2,608	2,500
MUFG Bank Facility	7,284	1,342	2,756	11,382	7,041
SMBC Facility	12,870	817	996	14,683	13,052
Total	$92,176	$7,257	$3,752	$103,185	$83,449
(1)Interest expense includes amortization of OID for the year ended December 31, 2025, of $166 thousand, $503 thousand, $1,000 thousand, $414 thousand, and $133 thousand related to the September 2026 Notes, January 2027 Notes, 2028 Convertible Notes, June 2030 Notes, and 2031 Asset-Backed Notes, respectively.

(2)During the year ended December 31, 2025, the Company has recognized $184 thousand of loss on debt extinguishment for 2031 Asset-Backed Notes.
For the year ended December 31, 2024, the components of interest expense, related fees, and cash paid for interest expense for debt were as follows:

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
(1)Interest expense includes amortization of OID for the year ended December 31, 2024, of $166 thousand, $503 thousand, and $185 thousand related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.
(2)During the year ended December 31, 2024, the Company has recognized $171 thousand of loss on debt extinguishment for 2031 Asset-Backed Notes.
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
(1)Interest expense includes amortization of OID for the year ended December 31, 2023, of $166 thousand, $503 thousand, and $188 thousand related to the September 2026 Notes, January 2027 Notes, and 2031 Asset-Backed Notes, respectively.
(2)The June 2022 amendment of the MUFG Bank Facility replaced Union Bank Facility via an amendment as the lead lender.

The overall weighted average interest cost, cost of debt and debt outstanding for the Company for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Weighted average interest cost	4.4%	4.5%
Weighted average cost of debt(1)	5.0%	5.0%
Weighted average debt outstanding	$2,051,187	$1,709,469
(1)Cost of debt includes interest and fees.
As of December 31, 2025, December 31, 2024, and December 31, 2023, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company’s debt.
SBA Debentures
The Company held the following SBA debentures outstanding principal balances as of December 31, 2025 and December 31, 2024:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	December 31, 2025	December 31, 2024
March 26, 2021	September 1, 2031	1.58%	$37,500	$37,500
June 25, 2021	September 1, 2031	1.58%	16,200	16,200
July 28, 2021	September 1, 2031	1.58%	5,400	5,400
August 20, 2021	September 1, 2031	1.58%	5,400	5,400
October 21, 2021	March 1, 2032	3.21%	14,000	14,000
November 1, 2021	March 1, 2032	3.21%	21,000	21,000
November 15, 2021	March 1, 2032	3.21%	5,200	5,200
November 30, 2021	March 1, 2032	3.21%	20,800	20,800
December 20, 2021	March 1, 2032	3.21%	10,000	10,000
December 23, 2021	March 1, 2032	3.21%	10,000	10,000
December 28, 2021	March 1, 2032	3.21%	5,000	5,000
January 14, 2022	March 1, 2032	3.21%	4,500	4,500
January 21, 2022	March 1, 2032	3.21%	20,000	20,000
November 8, 2024	March 1, 2035	5.09%	30,000	30,000
December 6, 2024	March 1, 2035	5.09%	33,600	33,600
December 12, 2024	March 1, 2035	5.09%	8,400	8,400
December 20, 2024	March 1, 2035	5.09%	32,000	32,000
February 5, 2025	March 1, 2035	5.09%	6,000	—
March 28, 2025	September 1, 2035	4.66%	10,000	—
April 25, 2025	September 1, 2035	4.66%	15,000	—
May 9, 2025	September 1, 2035	4.66%	5,000	—
June 5, 2025	September 1, 2035	4.66%	17,000	—
June 12, 2025	September 1, 2035	4.66%	3,000	—
June 25, 2025	September 1, 2035	4.66%	15,000	—
Total SBA Debentures			$350,000	$279,000
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
HC IV and SBIC V each received their licenses to operate as an SBIC on October 27, 2020 and July 9, 2024, respectively, and each license has a 10 year term. Each license provides the Company access to up to $175.0 million of capital through the SBA debenture program, subject to maintaining certain capital commitments. HC IV and SBIC V have each issued the entire $175.0 million in SBIC guaranteed debentures. SBA debentures bear fixed interest based on the treasury rate plus a spread applicable for the period the debentures are drawn. HC IV’s investment period concluded on October 27, 2025 and therefore, it will no longer make any future commitments to new portfolio companies. HC IV will only satisfy contractually agreed upon follow-on fundings to existing portfolio companies and may seek to pay-off a portion or all of the outstanding debentures early as per the available liquidity in HC IV.

The Company's SBICs were in compliance with all SBIC terms, including those pertaining to the SBA debentures, as of December 31, 2025 and December 31, 2024. The following table summarizes information related to our SBICs as of December 31, 2025 and December 31, 2024.

	December 31, 2025		December 31, 2024
Description	HC IV	SBIC V	HC IV	SBIC V
Number of investments held	39	28	33	11
Fair value of investments (in millions)	$404.8	$277.6	$377.7	$155.6
Percentage of fair value of investments based on the Company's total investment portfolio	9.1%	6.2%	10.3%	4.3%
Tangible assets (in millions)	$421.2	$283.1	$382.9	$157.8
Percentage of tangible assets based on the Company's total assets	9.2%	6.2%	10.0%	4.1%
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
2028 Convertible Notes
On March 10, 2025, the Company issued $287.5 million in aggregate principal amount of 4.750% interest-bearing convertible unsecured notes due on September 1, 2028 (the “2028 Convertible Notes”), unless previously converted or caused to repurchase the notes in accordance with their terms by the holders of the 2028 Convertible Notes. The Company may not redeem the 2028 Convertible Notes at its option prior to maturity. Interest on the 2028 Convertible Notes is due semiannually. The 2028 Convertible Notes are unsecured obligations of the Company and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
Prior to the close of business on the business day immediately preceding March 1, 2028, holders may convert their 2028 Convertible Notes only under certain circumstances set forth in the 2028 Convertible Notes Indenture, dated March 10, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee. On or after March 1, 2028 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2028 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock, subject to an irrevocable settlement method election that may be made by the Company. The conversion rate is initially 46.5631 shares of common stock per $1,000 principal amount of 2028 Convertible Notes (equivalent to an initial conversion price of $21.48 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2028 Convertible Notes in connection with such a corporate event in certain circumstances. As of December 31, 2025, the conversion rate was 46.5631 shares of common stock per $1,000 principal amount of 2028 Convertible Notes or conversion price of $21.48 per share of common stock.
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
Under the terms of the 2031 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2031 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2031 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of December 31, 2025 and 2024, there was approximately $2.5 million and $3.3 million, respectively, of funds segregated as restricted cash related to the 2031 Asset-Backed Notes. The reinvestment period for 2031 Asset-Backed Notes ended on July 20, 2024, and as a result all principal payments received from portfolio companies are no longer eligible for reinvestment and are utilized to pay down the outstanding principal amount. During the year ended December 31, 2025, the Company repaid $54.8 million of principal and accelerated recognition of $0.2 million of debt issuance costs associated with extinguishment of the debt. During the year ended December 31, 2024, the Company repaid $30.5 million of principal and accelerated recognition of $0.2 million of debt issuance costs associated with extinguishment of the debt. For both the years ended December 31, 2025 and 2024, this accelerated recognition is disclosed as “Loss on extinguishment of debt” in the Consolidated Statements of Operations.
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
Credit Facilities
As of December 31, 2025 and December 31, 2024, the Company has two available credit facilities, the MUFG Bank Facility and the SMBC Facility (together, the “Credit Facilities”). For the year ended December 31, 2025 and 2024, the weighted average interest rate was 6.14% and 7.63%, respectively, and the average debt outstanding under the Credit Facilities was $328.3 million and $338.0 million, respectively.
MUFG Bank Facility
On June 10, 2025, the Company entered into a fourth amended credit facility agreement (the “Fourth Amendment”), which amends the agreement dated as of February 20, 2020. The Company, through a special purpose wholly owned subsidiary, Hercules Funding IV LLC (“Hercules Funding IV”), as borrower, entered into the credit facility (the “MUFG Bank Facility”) with MUFG Bank Ltd. as the arranger and administrative agent, and the lenders party to the MUFG Bank Facility from time to time.
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
SMBC Facility
On November 26, 2024, the Company entered into a fifth amendment (the “Fifth Amendment”) to its revolving credit agreement, which amends the revolving credit agreement, dated as of November 9, 2021, with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”), as administrative agent, and the lenders and issuing banks to the SMBC Facility. As of December 31, 2025, the SMBC Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies of up to $300.0 million, from which the Company may access subject to certain conditions. The SMBC Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $500.0 million, funded by existing or additional lenders and with the agreement of SMBC Bank and subject to other customary conditions. Availability under the revolving SMBC Facility will terminate on November 24, 2028, and the outstanding loans under the SMBC Facility will mature on November 26, 2029. Borrowings under the SMBC Facility are subject to compliance with a borrowing base and an aggregate portfolio balance. The Company’s obligations under the SMBC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and the subsidiary guarantors thereunder.
Interest under the revolving portion of the SMBC Facility is determined by the nature and denomination of the borrowing. Interest rates are determined by the appropriate benchmark rate (SOFR, EURIBOR, Prime, CORRA, SONIA or TIBOR) as applicable for the type of borrowing plus an applicable margin adjustment which can range from 1.0% to 2.0% per annum subject to certain conditions. In addition to interest, the SMBC Facility is subject to a non-usage fee of 0.375% per annum (based on the immediately preceding period’s average usage) on the unused portion of the commitment under the SMBC Facility during the revolving period. The Company is required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the SMBC Facility.
In connection with the Fifth Amendment, $25.0 million of the total available commitment under the revolver facility was converted into a term loan (the “SMBC Term Loan”). The SMBC Term loan is a SOFR based interest-bearing plus 2.0% spread loan and will mature on November 26, 2029, unless repurchased in accordance with the terms of the SMBC Facility. Interest on the SMBC Term Loan is payable monthly or quarterly based on the SOFR tenor.
On February 5, 2025, the Company entered into the Third Amendment to the SMBC Letter of Credit Facility Agreement (the “SMBC LC Facility”), which amends the SMBC LC Facility with Sumitomo Mitsui Banking Corporation, dated as of January 13, 2023. The SMBC LC Facility provides for a letter of credit facility with a final maturity date ending on February 5, 2028 and a commitment amount of $175.0 million as amended. Further, the SMBC LC Facility includes an accordion provision to increase the commitment up to $400.0 million, subject to certain conditions. The Company’s obligations under the SMBC LC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and is primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and any subsidiary guarantors thereunder.
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

During the years ended December 31, 2025, 2024 and 2023, the Company reclassified accumulated net realized gains (losses) to additional paid-in capital for book purposes primarily related to net realized gains from portfolio companies which are held in taxable subsidiaries and are not consolidated with the Company for income tax purposes, as follows:

(in millions)	Year Ended December 31,
	2025	2024	2023
Reclassified accumulated net realized gains (losses)	$0.5	$(1.3)	$0.8
During the years ended December 31, 2025, 2024 and 2023, the Company reclassified amounts from undistributed ordinary income or accumulated realized gains (losses) to additional paid-in capital for book purposes, as follows:

(in thousands)	Year Ended December 31,
	2025	2024	2023
Undistributed net investment income (distributions in excess of investment income)	$(20,516)	$(25,064)	$(18,396)
Accumulated realized gains (losses)	28,273	23,249	39,317
Additional paid-in capital	$(7,757)	$1,815	$(20,921)
For income tax purposes, distributions paid to stockholders are reported as ordinary income, capital gains, return of capital, or a combination thereof. The tax character of distributions paid are as follows for each of the years ended:

(in millions)	Year Ended December 31,
	2025	2024	2023
Ordinary income	$321.5	$286.1	$275.5
Capital gains	11.1	23.4	—
As of December 31, 2025, 2024 and 2023, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary book or tax differences primarily arising from the treatment of loan related yield enhancements.

(in thousands)	Year Ended December 31,
	2025	2024	2023
Accumulated capital gains	$(6,521)	$11,137	$(8,190)
Other temporary differences	(26,657)	(25,107)	(18,609)
Undistributed ordinary income	149,894	152,436	133,783
Unrealized appreciation (depreciation)	(15,565)	(49,546)	33,029
Components of distributable earnings	$101,151	$88,920	$140,013
Taxable income and taxable net realized gains (losses) for the year ended December 31, 2025, 2024 and 2023 appears as follows:

(in millions, except per share data)	Year Ended December 31,
	2025	2024	2023
Taxable income	$318.90	$305.00	$283.00
Taxable income per share	$1.80	$1.89	$1.96
Taxable net realized gains (losses)	$(6.5)	$34.5	$(8.2)
Taxable net realized gains (losses) per share	$(0.04)	$0.21	$(0.06)
Weighted average shares outstanding	177.4	161.1	144.1
The aggregate gross unrealized appreciation and depreciation of the Company's investment over cost for U.S. federal income tax purposes appears as follows:

(in millions)	Year Ended December 31,
	2025	2024	2023
Aggregate gross unrealized appreciation	$107.0	$108.4	$118.3
Aggregate gross unrealized depreciation	109.4	156.5	115.9
Net unrealized appreciation (depreciation) over cost for U.S. federal income tax purposes	(2.4)	(48.1)	2.4
Aggregate cost of securities for U.S. federal income tax purposes (in billions)	4.5	3.7	3.2

Cash paid for income taxes (net of refunds) consisted of the following:

(in thousands)	Year Ended December 31,
2025
Federal
Excise Tax	$6,028
Income Tax	148
Total Federal	$6,176
State
Franchise Tax	125
Income Tax	107
Total State	$232
Foreign
Value-Added Tax	—
Total Foreign	$—
Cash paid for income taxes (net of refunds)	$6,408
For the year ended December 31, 2025, the Company paid approximately $6.4 million of income tax, including excise tax, and had $6.1 million of accrued, but unpaid tax expense as of December 31, 2025. For the year ended December 31, 2024, the Company paid approximately $5.3 million of income tax, including excise tax, and had $6.7 million of accrued, but unpaid tax expense as of December 31, 2024.
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
In accordance with ASC 740, the Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. Based on an analysis of the Company’s tax position, there are no uncertain tax positions that meet the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2022 – 2024 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2020 – 2024 state tax years for the Company remain subject to examination by the state taxing authorities.
7. Stockholders’ Equity and Distributions
The Company has issued and outstanding 182,695 thousand and 170,575 thousand shares of common stock as of December 31, 2025 and December 31, 2024, respectively. The Company currently sells shares through its equity distribution agreements (the “2024 Equity Distribution Agreements”) with Citizens JMP Securities LLC and Jefferies LLC (the “Sales Agents”) entered into on December 12, 2024. The 2024 Equity Distribution Agreements provide that the Company may offer and sell up to 30.0 million shares of its common stock from time to time through the Sales Agents. Sales of the Company's common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. The 2024 Equity Distribution Agreements replaced the ATM equity distribution agreements between the Company and the Sales Agents executed on May 5, 2023.

The Company issued and sold the following shares of common stock during the years ended December 31, 2025, 2024, and 2023:

(in millions, except per share data)
Year Ended December 31,	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Price/Share
2025	11.2	$206.8	$2.4	$204.4	$18.27
2024	11.7	$220.9	$2.6	$218.3	$18.62
2023(1)	22.7	$344.3	$6.1	$338.2	$14.88
(1)Included in the activity, is 6.5 million shares of common stock sold through an upsized public offering on August 7, 2023 pursuant to an underwriting agreement with Morgan Stanley & Co. LLC, UBS Securities, and Wells Fargo Securities, LLC as joint book-running managers.
The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of December 31, 2025, approximately 18.8 million shares remain available for issuance and sale under the 2024 Equity Distribution Agreements.
The Company currently pays quarterly distributions to its stockholders. The following table summarizes the Company’s distributions declared during the years ended December 31, 2025, 2024 and 2023:

(in thousands, except per share data)
Distribution Type	Declared Date	Record Date	Payment Date	Per Share Amount	Total Amount
Base	February 9, 2023	March 2, 2023	March 9, 2023	$0.39	$53,749
Supplemental	February 9, 2023	March 2, 2023	March 9, 2023	0.08	11,025
Base	April 27, 2023	May 16, 2023	May 23, 2023	0.39	55,910
Supplemental	April 27, 2023	May 16, 2023	May 23, 2023	0.08	11,469
Base	July 28, 2023	August 18, 2023	August 25, 2023	0.40	60,445
Supplemental	July 28, 2023	August 18, 2023	August 25, 2023	0.08	12,089
Base	October 26, 2023	November 15, 2023	November 22, 2023	0.40	61,345
Supplemental	October 26, 2023	November 15, 2023	November 22, 2023	0.08	12,269
Total distributions declared during the year ended December 31, 2023				$1.90	$278,301
Base	February 8, 2024	February 28, 2024	March 6, 2024	$0.40	$63,359
Supplemental	February 8, 2024	February 28, 2024	March 6, 2024	0.08	12,672
Base	April 25, 2024	May 14, 2024	May 21, 2024	0.40	64,912
Supplemental	April 25, 2024	May 14, 2024	May 21, 2024	0.08	12,982
Base	July 25, 2024	August 13, 2024	August 20, 2024	0.40	64,953
Supplemental	July 25, 2024	August 13, 2024	August 20, 2024	0.08	12,990
Base	October 24, 2024	November 13, 2024	November 20, 2024	0.40	66,980
Supplemental	October 24, 2024	November 13, 2024	November 20, 2024	0.08	13,396
Total distributions declared during the year ended December 31, 2024				$1.92	$312,244
Base	February 6, 2025	February 26, 2025	March 5, 2025	$0.40	$69,263
Supplemental	February 6, 2025	February 26, 2025	March 5, 2025	0.07	12,121
Base	April 23, 2025	May 13, 2025	May 20, 2025	0.40	70,709
Supplemental	April 23, 2025	May 13, 2025	May 20, 2025	0.07	12,374
Base	July 24, 2025	August 12, 2025	August 19, 2025	0.40	72,671
Supplemental	July 24, 2025	August 12, 2025	August 19, 2025	0.07	12,717
Base	October 23, 2025	November 12, 2025	November 19, 2025	0.40	72,688
Supplemental	October 23, 2025	November 12, 2025	November 19, 2025	0.07	12,720
Total distributions declared during the year ended December 31, 2025				$1.88	$335,263
During the year ended December 31, 2025, for income tax purposes, the distributions paid of $1.88 per share were comprised of $1.82 per share of ordinary income and $0.06 per share of long-term capital gains. As of December 31, 2025, the Company estimates that it has generated undistributed taxable earnings “spillover” of $0.82 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements.
The Company has a distribution reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend record date. During the years ended December 31, 2025, 2024, and 2023, the Company issued 495,631, 471,949, and 303,960 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan.
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
The Company has granted equity-based awards that have service and performance conditions. Certain of the Company’s equity-based awards are classified as liability awards in accordance with ASC Topic 718, Compensation – Stock Compensation. All of the Company’s equity-based awards require future service and are expensed over the relevant service period. The Company does not estimate forfeitures, and reverses all unvested costs associated with equity-awards in the period they are forfeited. For the years ended December 31, 2025, 2024, and 2023, the Company recognized $14.6 million, $12.8 million, and $13.2 million of stock-based compensation expense in the Consolidated Statements of Operations, respectively. As of December 31, 2025 and 2024, approximately $21.0 million and $18.6 million of total unrecognized compensation costs expected to be recognized over the next 2.7 and 2.7 years, respectively.
Service Vesting Awards
The Company grants equity-based awards which have service conditions, which generally begin to vest one-third after one year after the date of grant and ratably over the succeeding two years in accordance with the individual award terms. Certain awards have service conditions of longer duration and may begin to vest up to seven years after the date of grant. These equity-based awards which vest upon achievement of service conditions are collectively referred to as the “Service Vesting Awards”. The grant date fair value of Service Vesting Awards granted during the years ended December 31, 2025, 2024, and 2023, were approximately $17.9 million, $16.8 million and $22.2 million, respectively.

The Company has granted restricted stock equity awards in the form of restricted stock awards and restricted stock units. The Company determines the grant date fair values of restricted stock equity awards using the grant date stock close price. The activities for the Company's unvested restricted stock equity awards for each of the three years ended December 31, 2025, 2024, and 2023 are summarized below:

	Year ended, December 31,
	2025		2024		2023
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested Shares Beginning of Period	2,060,432	$12.24	1,880,409	$14.52	958,985	$16.35
Granted	994,146	$17.86	1,055,861	$15.77	1,565,571	$14.07
Vested	(829,282)	$15.97	(813,183)	$14.54	(632,575)	$16.15
Forfeited	(44,703)	$14.07	(62,655)	$12.96	(11,572)	$15.42
Unvested Shares End of Period	2,180,593	$13.35	2,060,432	$12.24	1,880,409	$14.52
In addition to the restricted stock equity-based awards, the Company has also issued stock options to certain employees. The fair value of options granted during the years ended December 31, 2025, 2024, and 2023, was approximately $121 thousand, $159 thousand and $148 thousand, respectively. During the years ended December 31, 2025, 2024, and 2023, approximately $128 thousand, $133 thousand, and $105 thousand of share-based cost due to stock option grants was expensed, respectively.
Performance-Vesting Awards
The Company has granted equity-based awards, which have market and performance conditions in addition to a service condition (“Performance Awards”). The value of these awards may increase dependent on increases to the Company’s total stockholder return (“TSR”). As of December 31, 2025, 2024, or 2023, there were no unvested Performance Awards.
During the years ended December 31, 2025 and 2024, no Performance Awards were granted or vested and no shares of distribution equivalent units (“Performance DEUs”) were issued or vested. During the year ended December 31, 2023, 54,858 Performance DEUs were issued and vested immediately with a grant date fair value of $0.7 million.
Liability Classified Awards
The Company has granted equity-based awards which are subject to both service and performance conditions. These awards are settled either in cash or a fixed dollar value of shares, subject to the terms of each individual award, and therefore classified as liability awards (the “Liability Awards”). As of December 31, 2025, all Liability Awards have vested and have been settled. Generally, if the performance conditions of these types of awards are not met, the total compensation expense related to the Liability Awards may be less than the maximum granted value of the awards. The Company records Liability Awards as deferred compensation within Accounts Payable and Accrued Liabilities included on the Consolidated Statements of Assets and Liabilities.
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
During the year ended December 31, 2025, no compensation expense related to the Liability Awards was recognized in the Consolidated Statements of Operations and no Liability Awards vested. As of December 31, 2025, no amounts remain outstanding.
During the year ended December 31, 2024, approximately $0.5 million of compensation expense related to the Liability Awards was recognized in the Consolidated Statements of Operations and $3.1 million Liability Awards vested. As of December 31, 2024, no amounts remain outstanding.

9. Earnings Per Share
Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

(in thousands, except per share data)	Year Ended December 31,
	2025	2024	2023
Numerator
Net increase (decrease) in net assets resulting from operations	$339,737	$262,966	$337,484
Less: Total distributions declared	(335,263)	(312,244)	(278,301)
Total Earnings (loss), net of total distributions	4,474	(49,278)	59,183

Earnings (loss), net of distributions attributable to common shares	4,438	(49,278)	58,593
Add: Distributions declared attributable to common shares	332,587	309,413	275,548
Numerator for basic change in net assets per common share	337,025	260,135	334,141
Add: Income impact of assumed conversion of 2028 Convertible Notes	13,174	—	—
Numerator for diluted change in net assets per common share	$350,199	$260,135	$334,141

Denominator
Basic weighted average common shares outstanding	177,392	161,082	144,091
Incremental shares from assumed conversion of 2028 Convertible Notes	10,859	—	—
Common shares issuable	610	517	735
Weighted average common shares outstanding assuming dilution	188,861	161,599	144,826

Change in net assets per common share:
Basic	$1.90	$1.61	$2.32
Diluted	$1.85	$1.61	$2.31
In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.
The issuance of the 2028 Convertible Notes is considered part of the if-converted method for calculation of diluted earnings per share. In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the year ended December 31, 2025, there was no anti-dilution when applying the if-converted method for the 2028 Convertible Notes.
The calculation of change in net assets resulting from operations per common share assuming dilution, excludes all anti-dilutive shares. For the years ended December 31, 2025, 2024 and 2023, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

	Year Ended December 31,
Anti-dilutive Securities	2025	2024	2023
Unvested common stock options	1,324	1,105	1,496
Restricted stock units	—	—	4,357
Unvested restricted stock awards	917	298	30,028
As of December 31, 2025 and 2024, the Company was authorized to issue 300.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

10. Financial Highlights
Following is a schedule of financial highlights for the ten years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, and 2016:

(in thousands, except per share data and ratios)	Year Ended December 31,
	2025	2024	2023	2022	2021	2020(7)	2019(7)	2018(7)	2017(7)	2016(7)
Per share data:(1)
Net asset value at beginning of period	$11.66	$11.43	$10.53	$11.22	$11.26	$10.55	$9.90	$9.96	$9.90	$9.94
Net investment income	1.93	2.02	2.11	1.50	1.29	1.39	1.41	1.20	1.17	1.36
Net realized gain (loss)	(0.23)	(0.20)	0.06	(0.01)	0.18	(0.50)	0.16	(0.12)	(0.32)	0.06
Net unrealized appreciation (depreciation)	0.22	(0.19)	0.17	(0.68)	0.03	1.13	0.14	(0.23)	0.11	(0.49)
Total from investment operations	1.92	1.63	2.34	0.81	1.50	2.02	1.71	0.85	0.96	0.93
Net increase (decrease) in net assets from capital share transactions(1)	0.36	0.45	0.44	0.34	(0.08)	0.01	0.20	0.23	0.26	0.18
Distributions of net investment income(6)	(1.83)	(1.79)	(1.93)	(1.63)	(1.06)	(1.03)	(1.15)	(1.26)	(1.07)	(1.14)
Distributions of capital gains(6)	(0.06)	(0.15)	—	(0.36)	(0.49)	(0.36)	(0.18)	—	(0.18)	(0.11)
Stock-based compensation expense included in net investment income and other movements(2)	0.08	0.09	0.05	0.15	0.09	0.07	0.07	0.12	0.09	0.10
Net asset value at end of period	$12.13	$11.66	$11.43	$10.53	$11.22	$11.26	$10.55	$9.90	$9.96	$9.90

Ratios and supplemental data:
Per share market value at end of period	$18.82	$20.09	$16.67	$13.22	$16.59	$14.42	$14.02	$11.05	$13.12	$14.11
Total return(3)	3.22%	32.78%	42.00%	(10.14%)	25.62%	14.31%	39.36%	(7.56%)	1.47%	26.87%
Shares outstanding at end of period	182,695	170,575	157,758	133,045	116,619	114,726	107,364	96,501	84,424	79,555
Weighted average number of common shares outstanding	177,392	161,082	144,091	125,189	114,742	111,985	101,132	90,929	82,519	73,753
Net assets at end of period	$2,216,053	$1,989,581	$1,802,706	$1,401,459	$1,308,547	$1,291,704	$1,133,049	$955,444	$840,967	$787,944
Ratio of total expense to average net assets(4)	9.07%	9.01%	9.92%	9.92%	9.86%	11.30%	11.95%	10.73%	11.37%	11.25%
Ratio of net investment income before investment gains and losses to average net assets(4)	16.25%	17.50%	19.26%	13.96%	11.28%	13.64%	13.74%	11.78%	11.61%	13.65%
Portfolio turnover rate(5)	22.84%	27.33%	31.95%	19.29%	51.58%	32.38%	31.30%	38.76%	49.03%	36.22%
Weighted average debt outstanding	$2,051,187	$1,709,469	$1,607,278	$1,468,335	$1,248,177	$1,309,903	$1,177,379	$826,931	$784,455	$635,365
Weighted average debt per common share	$11.56	$10.61	$11.15	$11.73	$10.88	$11.70	$11.64	$9.09	$9.51	$8.61
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
(3)The total return for the years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, and 2016 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.
(4)The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)The portfolio turnover rate for the years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, and 2016 is equal to the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
(6)Includes distributions on unvested restricted stock awards.
(7)Not covered by the Independent Registered Public Accounting Firm's report included in this Annual Report.

11. Commitments and Contingencies
The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. As of December 31, 2025, a portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones.
As of December 31, 2025 and December 31, 2024, the Company had approximately $385.6 million and $448.5 million, respectively, of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The amounts disclosed exclude unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) related to the portion of portfolio company investments assigned to or directly committed by the Adviser Funds as described in “Note 13 - Related Party Transactions”. The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations embedded in the borrowing agreements.
As of December 31, 2025 and December 31, 2024, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	December 31, 2025	December 31, 2024
Debt Investments:
Earnix, Inc.	$26,250	$41,250
ChenMed, LLC	25,000	—
Disc Medicine, Inc.	22,500	22,500
Saronic Technologies, Inc.	21,250	—
Arcus Biosciences, Inc.	18,750	37,500
GoEuro Travel GmbH	18,750	26,250
Curana Health Holdings, LLC	17,500	7,500
Mango Technologies, Inc.	16,750	—
Harness, Inc.	14,438	11,550
Weee! Inc.	12,500	—
Viridian Therapeutics, Inc.	12,250	8,000
Alector, Inc.	10,500	10,500
CoreView USA, Inc.	10,000	10,000
DroneDeploy, Inc.	10,000	625
Peek Travel, Inc.	9,750	—
Marathon Health, LLC	9,620	24,250
DocPlanner	9,538	—
Finix Payments, Inc.	8,750	—
ZeroEyes, Inc.	8,000	—
Pindrop Security, Inc.	7,750	19,375
Elation Health, Inc.	7,500	—
Imagen Technologies, Inc.	7,500	—
Nerdy Inc.	7,000	—
Loft Orbital Solutions Inc.	6,600	—
iSpot.tv, Inc.	5,980	—
Distributed Creation Inc.	5,000	—

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	December 31, 2025	December 31, 2024
DNSFilter, Inc.	$5,000	$—
Smartsheet Inc.	4,840	—
PayIt, LLC	4,800	8,000
Babel Street	3,275	4,367
Loftware, Inc.	2,846	2,277
Funnel Holding AB (publ)	2,625	—
Zappi, Inc.	2,571	2,571
Octave Health Group, Inc.	2,500	—
Tidal Vision Products, Inc.	2,500	—
Carbyne, Inc.	2,334	—
Proven Optics, LLC	2,250	—
New Relic, Inc.	2,176	2,176
Streamline Healthcare Solutions	2,100	2,200
Behavox Limited	2,100	—
Sumo Logic, Inc.	2,000	2,000
Akeyless Security Ltd.	2,000	—
Saama Technologies, LLC	1,938	3,875
LogicSource	1,209	1,209
Zimperium, Inc.	1,087	196
Alchemer LLC	890	—
Dispatch Technologies, Inc.	625	563
LinenMaster, LLC	338	1,000
ShadowDragon, LLC	333	333
TaxCalc	311	1,166
Omeda Holdings, LLC	160	731
Thumbtack, Inc.	—	30,000
Armis, Inc.	—	25,000
Coronet Cyber Security Ltd.	—	17,000
Locus Robotics Corp.	—	16,250
Akero Therapeutics, Inc.	—	15,000
Dragos, Inc.	—	13,000
Aryaka Networks, Inc.	—	12,500
WellBe Senior Medical, LLC	—	12,000
Strive Health Holdings, LLC	—	8,299
Suzy, Inc.	—	8,000
Heron Therapeutics, Inc.	—	8,000
ATAI Life Sciences N.V.	—	7,000
Dashlane, Inc.	—	5,000
AlphaSense, Inc.	—	4,000
Allvue Systems, LLC	—	3,590
LogRhythm, Inc.	—	3,143
Ceros, Inc.	—	1,707
3GTMS, LLC	—	886
Main Street Rural, Inc.	—	874
Fortified Health Security	—	840
Flight Schedule Pro, LLC	—	646
Total Unfunded Debt Commitments:	382,234	444,699

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	December 31, 2025	December 31, 2024
Investment Funds & Vehicles(2)
Forbion Growth Opportunities Fund I C.V.	$1,771	$1,757
Forbion Growth Opportunities Fund II C.V.	1,618	2,072
Total Unfunded Commitments in Investment Funds & Vehicles:	3,389	3,829

Total Unfunded Commitments	$385,623	$448,528
(1)For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. These amounts also exclude $96.2 million and $139.7 million of unfunded commitments as of December 31, 2025 and December 31, 2024, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds as described in “Note 13 - Related Party Transactions”.
(2)For investment funds and vehicles, the amount represents uncalled capital commitments in private equity funds.
The following table provides additional information on the Company’s unencumbered unfunded commitments regarding milestones, expirations and type:

(in thousands)	December 31, 2025	December 31, 2024
Unfunded Debt Commitments:
Expiring during:
2025	$—	$251,941
2026	281,807	147,840
2027	41,112	10,553
2028	4,361	6,040
2029	16,588	24,149
2030	33,526	4,176
2031	4,840	—
Total Unfunded Debt Commitments	382,234	444,699

Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	1,771	1,757
2032	1,618	2,072
Total Unfunded Commitments in Investment Funds & Vehicles	3,389	3,829
Total Unfunded Commitments	$385,623	$448,528
The following tables provide the Company’s contractual obligations as of December 31, 2025 and December 31, 2024:

As of December 31, 2025:	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt(2)(3)	$2,313,070	$425,000	$637,500	$795,934	$454,636
Lease and License Obligations(4)	20,892	3,339	6,228	5,586	5,739
Total	$2,333,962	$428,339	$643,728	$801,520	$460,375

As of December 31, 2024:	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt(3)(5)	$1,783,265	$170,000	$891,000	$283,790	$438,475
Lease and License Obligations(4)	23,976	3,246	6,640	5,589	8,501
Total	$1,807,241	$173,246	$897,640	$289,379	$446,976
(1)Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in investment funds.
(2)Includes $350.0 million in principal outstanding under the SBA Debentures, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $350.0 million of the June 2030 Notes, $64.6 million of the 2031 Asset-Backed Notes, $40.0 million of the 2033 Notes, $325.0 million of the September 2026 Notes, $350.0 million of the January 2027 Notes and $287.5 million of the 2028 Convertible Notes as of December 31, 2025. There was also $277.9 million outstanding under the SMBC Facility and $168.0 million outstanding under the MUFG Bank Facility as of December 31, 2025.
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
Certain premises are leased or licensed under agreements which expire at various dates through July 2034. Total rent expense, including short-term leases, amounted to approximately $3.4 million, $3.5 million, and $3.4 million, during the years ended December 31, 2025, 2024, and 2023, respectively. The Company recognizes an operating lease liability and a ROU asset for all leases, with the exception of short-term leases. The lease payments on short-term leases are recognized as rent expense on a straight-line basis. The discount rate applied to measure each ROU asset and lease liability is based on the Company’s incremental weighted average cost of debt. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset.
The following tables set forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases as of December 31, 2025 and 2024:

(in thousands)	For the Year Ended December 31,
	2025	2024
Total operating lease cost	$3,097	$2,873
Cash paid for amounts included in the measurement of lease liabilities	3,087	1,865

	As of December 31,
	2025	2024
Weighted-average remaining lease term (in years)	6.94	7.81
Weighted-average discount rate	6.91%	6.85%
The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of December 31, 2025:

(in thousands)	As of December 31, 2025
2026	$3,179
2027	3,452
2028	2,766
Thereafter	11,324
Total lease payments	20,721
Less: imputed interest & other items	(4,454)
Total operating lease liability	$16,267
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

13. Related Party Transactions
As disclosed in “Note 1 - Description of Business”, the Adviser Subsidiary is the Company's wholly owned registered investment adviser business, comprised of the collectively held and presented entities Hercules Adviser LLC, Hercules Capital Management, LLC, and Hercules Partner Holdings, LLC entities. The Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value. The Adviser Subsidiary has entered into investment management agreements with its privately offered Adviser Funds, and it receives management fees based on the assets under management of the Adviser Funds. In addition, the general partner interests (the “GP Interests”) held by Hercules Partner Holdings, LLC may receive incentive fees based on the performance of the Adviser Funds. Both the Adviser Subsidiary and Hercules Partner Holdings, LLC are owned by Hercules Capital Management LLC. The following table summarized the total income from the Adviser Subsidiary for the years ended December 31, 2025 and 2024:

(in millions)	Year Ended December 31,
	2025	2024
Interest income	$—	$0.6
Dividend income	8.2	6.8
Refer to “Note 4 – Investments” for additional information related to income, gains and losses recognized related to the Company’s investment.
The Company has a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, through which the Adviser Subsidiary has access to the Company's human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology). Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the years ended December 31, 2025 and 2024, are net of expenses allocated to the Adviser Subsidiary of $15.2 million and $10.8 million, respectively. As of December 31, 2025 and 2024, there was $1.7 million and less than $0.1 million receivable, respectively from the Adviser Subsidiary.
In addition, the Company may from time-to-time make investments alongside the Adviser Funds or assign a portion of investments to the Adviser Funds in accordance with the Company’s allocation policy. On July 31, 2025, the Company sold $20.0 million of assets to the Adviser Funds at fair value. The assigned investment activities for the years ended December 31, 2025 and 2024, are summarized below:

(in millions)	Year Ended December 31,
	2025	2024
Investment commitments assigned to or directly committed by the Adviser Funds	$1,028.4	$562.1
Investment fundings assigned to, directly originated or funded by the Adviser Funds	579.1	383.2
Amounts received by the Company from the Adviser Funds relating to assigned investments	—	6.0
Assets sold to the Adviser Funds	20.0	—
14. Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires additional disaggregated disclosures on the Company's effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company has adopted this standard on a prospective basis as currently required and these are reflected in the related disclosures.
15. Subsequent Events
Dividend Distribution Declaration
On February 4, 2026, the Board declared (i) a fourth quarter cash distribution of $0.40 per share and (ii) a supplemental cash distribution of $0.28 per share, to be paid in four quarterly distributions of $0.07 per share beginning with the first quarter of 2026 (the “$0.28 Supplemental Cash Distribution”). The fourth quarter cash distribution and the first quarterly distribution of the $0.28 Supplemental Cash Distribution (a total of $0.47 per share) will be paid on March 4, 2026 to stockholders of record as of February 25, 2026.

Equity Offering
As of February 6, 2026, through its ATM program, the Company sold 0.2 million shares of common stock for $3.6 million of net proceeds.
February 2029 Notes
On February 10, 2026, the Company issued $300.0 million in aggregate principal amount of 5.350% interest-bearing unsecured notes due February 10, 2029 (the “February 2029 Notes”), unless repurchased in accordance with the terms of the Tenth Supplemental Indenture, dated February 10, 2026 (the “Tenth Supplemental Indenture”). Interest on the February 2029 Notes is payable semiannually in arrears on February 10 and August 10 of each year, commencing August 10, 2026. The February 2029 Notes are general unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company may redeem some or all of the February 2029 Notes at any time, or from time to time, at the redemption price set forth under the terms of the Tenth Supplemental Indenture.
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
Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report, which is included in this Annual Report on Form 10K.
Changes in Internal Control over Financial Reporting in 2025
There have been no changes in the Company’s internal control over financing reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, which occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.     Other Information
The following tables are being provided to update, as of December 31, 2025, certain information in the Company’s registration statement on Form N-2 (File No. 333-283735) filed with the SEC on December 11, 2024.
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

Stockholder Transaction Expenses (as a percentage of the public offering price):
Sales load (as a percentage of offering price)(1)	—%
Offering expenses	—%	(2)
Dividend reinvestment plan fees	—%	(3)
Total stockholder transaction expenses (as a percentage of the public offering price)	—%	(4)

Annual Expenses (as a percentage of net assets attributable to common stock):(5)
Operating expenses	4.16%	(6)(7)
Interest and fees paid in connection with borrowed funds	4.91%	(8)
Acquired fund fees and expenses	0.01%	(10)
Total annual expenses	9.08%	(9)
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
(5)“Net assets attributable to common stock” equals the weighted average net assets for the year ended December 31, 2025, which is approximately $2,102.9 million.
(6)“Operating expenses” represent our actual operating expenses incurred for the twelve months ended December 31, 2025.
(7)We do not have an investment adviser and are internally managed by our executive officers under the supervision of our Board. As a result, we do not pay investment advisory fees, but instead we pay the operating costs associated with employing investment management professionals.
(8)“Interest and fees paid in connection with borrowed funds” represent our interest, fees, and credit facility expenses incurred for the year ended December 31, 2025.
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$89	$256	$411	$746

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
Senior Securities
Information about our senior securities is shown in the following table. The information as of and for each of the years ended December 31, 2025, 2024, 2023, 2022, and 2021, is derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Average Market Value per Unit(3)
Securitized Credit Facility with Wells Fargo Capital Finance
December 31, 2016	$5,015,620	$290,234	N/A
December 31, 2017(7)	—	—	N/A
December 31, 2018	$13,106,582	$147,497	N/A
December 31, 2019(7)	—	—	N/A
December 31, 2020(7)	—	—	N/A
December 31, 2021(7)	—	—	N/A
Secured Credit Facility with MUFG Bank Ltd. (MUFG)(9)
December 31, 2016(7)	—	—	N/A
December 31, 2017(7)	—	—	N/A
December 31, 2018	$39,849,010	$48,513	N/A
December 31, 2019	$103,918,736	$23,423	N/A
December 31, 2020(7)	—	—	N/A
December 31, 2021(7)	—	—	N/A
December 31, 2022	$107,000,000	$27,964	N/A
December 31, 2023	$61,000,000	$55,250	N/A
December 31, 2024	$116,000,000	$32,511	N/A
December 31, 2025	$168,000,000	$26,915	N/A
Secured Credit Facility with Sumitomo Mitsui Banking Corporation (SMBC)
December 31, 2021	$29,924,726	$85,479	N/A
December 31, 2022	$72,000,000	$41,558	N/A
December 31, 2023	$94,000,000	$35,854	N/A
December 31, 2024	$283,789,800	$13,289	N/A
December 31, 2025	$277,934,410	$16,269	N/A
Small Business Administration Debentures (HT II)(4)
December 31, 2016	$41,200,000	$35,333	N/A
December 31, 2017	$41,200,000	$39,814	N/A
December 31, 2018	—	—	N/A
Small Business Administration Debentures (HT III)(5)
December 31, 2016	$149,000,000	$9,770	N/A
December 31, 2017	$149,000,000	$11,009	N/A
December 31, 2018	$149,000,000	$12,974	N/A
December 31, 2019	$149,000,000	$16,336	N/A
December 31, 2020	$99,000,000	$26,168	N/A
December 31, 2021	—	—	N/A
Small Business Administration Debentures (HC IV)(6)
December 31, 2021	$150,500,000	$16,996	N/A
December 31, 2022	$175,000,000	$17,098	N/A
December 31, 2023	$175,000,000	$19,259	N/A
December 31, 2024	$175,000,000	$21,550	N/A
December 31, 2025	$175,000,000	$25,838	N/A
Small Business Administration Debentures (SBIC V)(10)
December 31, 2024	$104,000,000	$36,263	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Average Market Value per Unit(3)
December 31, 2025	$175,000,000	$25,838	N/A
2016 Convertible Notes
December 31, 2016	—	—	N/A
April 2019 Notes
December 31, 2016	$64,489,500	$22,573	$1,022
December 31, 2017	—	—	N/A
September 2019 Notes
December 31, 2016	$45,875,000	$31,732	$1,023
December 31, 2017	—	—	N/A
2022 Notes
December 31, 2017	$150,000,000	$10,935	$1,014
December 31, 2018	$150,000,000	$12,888	$976
December 31, 2019	$150,000,000	$16,227	$1,008
December 31, 2020	$150,000,000	$17,271	$1,017
December 31, 2021	$150,000,000	$17,053	$1,019
December 31, 2022	—	—	N/A
2024 Notes
December 31, 2016	$252,873,175	$5,757	$1,016
December 31, 2017	$183,509,600	$8,939	$1,025
December 31, 2018	$83,509,600	$23,149	$1,011
December 31, 2019	—	—	N/A
2025 Notes
December 31, 2018	$75,000,000	$25,776	$962
December 31, 2019	$75,000,000	$32,454	$1,032
December 31, 2020	$75,000,000	$34,541	$1,020
December 31, 2021	—	—	N/A
2033 Notes
December 31, 2018	$40,000,000	$48,330	$934
December 31, 2019	$40,000,000	$60,851	$1,054
December 31, 2020	$40,000,000	$64,765	$1,072
December 31, 2021	$40,000,000	$63,948	$1,067
December 31, 2022	$40,000,000	$74,804	$984
December 31, 2023	$40,000,000	$84,256	$1,010
December 31, 2024	$40,000,000	$94,283	$1,007
December 31, 2025	$40,000,000	$113,043	$1,020
July 2024 Notes
December 31, 2019	$105,000,000	$23,181	N/A
December 31, 2020	$105,000,000	$24,672	N/A
December 31, 2021	$105,000,000	$24,361	N/A
December 31, 2022	$105,000,000	$28,497	N/A
December 31, 2023	$105,000,000	$32,098	N/A
December 31, 2024	—	—	N/A
February 2025 Notes
December 31, 2020	$50,000,000	$51,812	N/A
December 31, 2021	$50,000,000	$51,159	N/A
December 31, 2022	$50,000,000	$59,843	N/A
December 31, 2023	$50,000,000	$67,405	N/A
December 31, 2024	$50,000,000	$75,426	N/A
December 31, 2025	—	—	N/A
June 2025 Notes
December 31, 2020	$70,000,000	$37,009	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Average Market Value per Unit(3)
December 31, 2021	$70,000,000	$36,542	N/A
December 31, 2022	$70,000,000	$42,745	N/A
December 31, 2023	$70,000,000	$48,146	N/A
December 31, 2024	$70,000,000	$53,876	N/A
December 31, 2025	—	—	N/A
June 2025 3-Year Notes
December 31, 2022	$50,000,000	$59,843	N/A
December 31, 2023	$50,000,000	$67,405	N/A
December 31, 2024	$50,000,000	$75,426	N/A
December 31, 2025	—	—	N/A
March 2026 A Notes
December 31, 2020	$50,000,000	$51,812	N/A
December 31, 2021	$50,000,000	$51,159	N/A
December 31, 2022	$50,000,000	$59,843	N/A
December 31, 2023	$50,000,000	$67,405	N/A
December 31, 2024	$50,000,000	$75,426	N/A
December 31, 2025	$50,000,000	$90,434	N/A
March 2026 B Notes
December 31, 2021	$50,000,000	$51,159	N/A
December 31, 2022	$50,000,000	$59,843	N/A
December 31, 2023	$50,000,000	$67,405	N/A
December 31, 2024	$50,000,000	$75,426	N/A
December 31, 2025	$50,000,000	$90,434	N/A
September 2026 Notes
December 31, 2021	$325,000,000	$7,871	N/A
December 31, 2022	$325,000,000	$9,207	N/A
December 31, 2023	$325,000,000	$10,370	N/A
December 31, 2024	$325,000,000	$11,604	N/A
December 31, 2025	$325,000,000	$13,913	N/A
January 2027 Notes
December 31, 2022	$350,000,000	$8,549	N/A
December 31, 2023	$350,000,000	$9,629	N/A
December 31, 2024	$350,000,000	$10,775	N/A
December 31, 2025	$350,000,000	$12,919	N/A
June 2030 Notes
December 31, 2025	$350,000,000	$12,919	N/A
2021 Asset-Backed Notes
December 31, 2016	$109,205,263	$13,330	$1,002
December 31, 2017	$49,152,504	$33,372	$1,001
December 31, 2018	—	—	N/A
2027 Asset-Backed Notes
December 31, 2018	$200,000,000	$9,666	$1,006
December 31, 2019	$200,000,000	$12,170	$1,004
December 31, 2020	$180,988,022	$14,314	$1,001
December 31, 2021	—	—	N/A
2028 Asset-Backed Notes
December 31, 2019	$250,000,000	$9,736	$1,004
December 31, 2020	$250,000,000	$10,362	$1,002
December 31, 2021	—	—	N/A
2031 Asset-Backed Notes
December 31, 2022	$150,000,000	$19,948	$951

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Average Market Value per Unit(3)
December 31, 2023	$150,000,000	$22,468	$950
December 31, 2024	$119,475,297	$31,566	$963
December 31, 2025	$64,636,257	$69,956	$982
2022 Convertible Notes
December 31, 2017	$230,000,000	$7,132	$1,028
December 31, 2018	$230,000,000	$8,405	$946
December 31, 2019	$230,000,000	$10,583	$1,021
December 31, 2020	$230,000,000	$11,264	$1,027
December 31, 2021	$230,000,000	$11,121	$1,026
December 31, 2022	—	—	N/A
2028 Convertible Notes
December 31, 2025	$287,500,000	$15,728	$998
Total Senior Securities(8)
December 31, 2016	$667,658,558	$2,180	N/A
December 31, 2017	$802,862,104	$2,043	N/A
December 31, 2018	$980,465,192	$1,972	N/A
December 31, 2019	$1,302,918,736	$1,868	N/A
December 31, 2020	$1,299,988,022	$1,993	N/A
December 31, 2021	$1,250,424,726	$2,046	N/A
December 31, 2022	$1,594,000,000	$1,877	N/A
December 31, 2023	$1,570,000,000	$2,147	N/A
December 31, 2024	$1,783,265,097	$2,115	N/A
December 31, 2025	$2,313,070,667	$1,955	N/A
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
(4)Issued by HT II, one of our prior SBIC subsidiaries, to the Small Business Association (“SBA”). On July 13, 2018, we completed repayment of the remaining outstanding HT II debentures and subsequently surrendered the SBA license with respect to HT II. These categories of senior securities were not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC.
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
(8)The total senior securities and Asset Coverage per Unit shown for those securities do not represent the asset coverage ratio requirement under the 1940 Act, because the presentation includes senior securities not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC. As of December 31, 2025, our asset coverage ratio under our regulatory requirements as a business development company was 212.1% excluding our SBA debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio.
(9)The June 2022 amendment of the MUFG Bank Facility replaced the Union Bank Facility via an amendment as the lead lender.
(10)Issued by SBIC V, one of our SBIC subsidiaries, to the SBA. These categories of senior securities are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC.

Rule 10b5-1 Trading Plans
During the fourth quarter ended December 31, 2025, no directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information provided in the Company’s definitive Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders, or the 2026 Proxy Statement, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2025.
The Company has adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on the Company’s website at http//www.htgc.com. The Company will report any substantive amendments to or waivers of a required provision of the code of business conduct and ethics on the Company’s website or in a Form 8-K.
Item 11.     Executive Compensation
The information required by this Item is incorporated herein by reference to the information provided in the Company’s 2026 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2025.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information provided in the Company’s 2026 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2025.
Item 13.     Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated herein by reference to the information provided in the Company’s 2026 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2025.
Item 14.     Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the information provided in the Company’s 2026 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2025.

PART IV
Item 15.     Exhibits and Financial Statement Schedules

Item 15. 2. Consolidated Schedule of Investments In and Advances to Affiliates as of December 31, 2025 and 2024
Schedules 12-14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
As of and for the year ended December 31, 2025

(in thousands)
Portfolio Company	Investment(1)	Amount of Interest, Dividends and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2024	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of December 31, 2025

Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Units	$—	$—	$69	$—	—	$149	$218
	Common Units	—	—	—	—	—	—	—
Gibraltar Acquisition LLC (5)	Unsecured Debt	5,096	—	36,212	2,043	—	—	38,255
	Member Units	—	—	23,051	—	(1,550)	2,462	23,963
Hercules Adviser LLC(6)	Unsecured Debt	8,200	—	12,000	—	(12,000)	—	—
	Member Units	—	—	30,190	12,000	—	1,084	43,274
Total Majority Owned Control Investments		$13,296	$—	$101,522	$14,043	$(13,550)	$3,695	$105,710
Other Control Investments
Tectura Corporation(7)	Senior Debt	$690	$—	$8,027	$—	$—	$64	$8,091
	Preferred Stock	—	—	3,623	—	—	(2,373)	1,250
	Common Stock	—	—	7	—	—	(7)	—
Total Other Control Investments		$690	$—	$11,657	$—	$—	$(2,316)	$9,341
Total Control Investments		$13,986	$—	$113,179	$14,043	$(13,550)	$1,379	$115,051
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
As of and for the year ended December 31, 2024

(in thousands)
Portfolio Company	Investment(1)	Amount of Interest, Dividends and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2023	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of December 31, 2024
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Stock	$—	$—	$260	$—	$—	$(191)	$69
	Common Stock	—	—	2	—	—	(2)	—
Gibraltar Acquisition LLC (5)	Unsecured Debt	5,447	—	34,478	1,734	—	—	36,212
	Member Units	—	—	28,034	—	—	(4,983)	23,051
Hercules Adviser LLC(6)	Unsecured Debt	7,410	—	12,000	—	—	—	12,000
	Member Units	—	—	28,713	—	—	1,477	30,190
Total Majority Owned Control Investments		$12,857	$—	$103,487	$1,734	$—	$(3,699)	$101,522
Other Control Investments
Tectura Corporation(7)	Senior Debt	$692	$—	$8,250	$—	$—	$(223)	$8,027
	Preferred Stock	—	—	3,263	—	—	360	3,623
	Common Stock	—	—	4	—	—	3	7
Total Other Control Investments		$692	$—	$11,517	$—	$—	$140	$11,657
Total Control Investments		$13,549	$—	$115,004	$1,734	$—	$(3,559)	$113,179
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
As of and for the year ended December 31, 2025

(in thousands)
Portfolio Company	Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value(2)

Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A-2			5,000,000	$250	$218
	Medical Devices & Equipment	Common Units			180,000	—	—
Total Coronado Aesthetics, LLC						$250	$218
Gibraltar Acquisition LLC (3)	Diversified Financial Services	Unsecured Debt	July 2029	FIXED 3.45%, PIK Interest 8.05%	$28,805	28,412	28,412
	Diversified Financial Services	Unsecured Debt	July 2029	FIXED 11.95%	$10,000	9,843	9,843
	Diversified Financial Services	Member Units			1	32,456	23,963
Total Gibraltar Acquisition LLC						$70,711	$62,218
Hercules Adviser LLC(4)	Diversified Financial Services	Member Units			1	12,035	43,274
Total Hercules Adviser LLC						$12,035	$43,274
Total Majority Owned Control Investments (4.77%)*						$82,996	$105,710
Other Control Investments
Tectura Corporation	Consumer & Business Services	Senior Secured Debt	January 2027	FIXED 8.25%	$8,250	$8,250	$8,091
	Consumer & Business Services	Common Stock			414,994,863	900	—
	Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Consumer & Business Services	Preferred Series C Equity			3,235,298	13,263	1,250
Total Tectura Corporation						$22,413	$9,341
Total Other Control Investments (0.42%)*						$22,413	$9,341
Total Control Investments (5.19%)*						$105,409	$115,051
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
As of and for the year ended December 31, 2024

(in thousands)
Portfolio Company	Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value(2)

Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A Equity			5,000,000	$250	$69
	Medical Devices & Equipment	Common Stock			180,000	—	—
Total Coronado Aesthetics, LLC						$250	$69
Gibraltar Acquisition LLC (3)	Diversified Financial Services	Unsecured Debt	September 2026	FIXED 3.45%, PIK Interest 8.05%	$26,569	26,337	26,337
	Diversified Financial Services	Unsecured Debt	September 2026	FIXED 11.95%	$10,000	9,875	9,875
	Diversified Financial Services	Member Units			1	34,006	23,051
Total Gibraltar Acquisition LLC						$70,218	$59,263
Hercules Adviser LLC(4)	Diversified Financial Services	Unsecured Debt	June 2025	FIXED 5.00%	$12,000	12,000	12,000
	Diversified Financial Services	Member Units			1	35	30,190
Total Hercules Adviser LLC						$12,035	$42,190
Total Majority Owned Control Investments (5.10%)*						$82,503	$101,522
Other Control Investments
Tectura Corporation	Consumer & Business Services	Senior Secured Debt	January 2027	FIXED 8.25%	$8,250	$8,250	$8,027
	Consumer & Business Services	Common Stock			414,994,863	900	7
	Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	17
	Consumer & Business Services	Preferred Series C Equity			3,235,298	13,263	3,606
Total Tectura Corporation						$22,413	$11,657
Total Other Control Investments (0.59%)*						$22,413	$11,657
Total Control Investments (5.69%)*						$104,916	$113,179
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

Exhibit Number	Description
3(a)	Articles of Amendment and Restatement.(2)
3(b)	Articles of Amendment, dated March 6, 2007.(4)
3(c)	Articles of Amendment, dated April 5, 2011.(9)
3(d)	Articles of Amendment, dated April 3, 2015.(11)
3(e)	Articles of Amendment, dated February 23, 2016.(14)
3(f)	Articles of Amendment, dated October 28, 2024(51)
3(g)	Amended and Restated Bylaws of Hercules Capital, Inc.(48)
4(a)	Specimen certificate of the Company’s common stock, par value $.001 per share. (1)
4(b)	Dividend Reinvestment Plan.(36)
4(c)	Indenture, dated March 6, 2012 between the Registrant and U.S. Bank National Association.(10)
4(d)	Sixth Supplemental Indenture, dated as of September 24, 2018, between the Registrant and U.S. Bank National Association.(31)
4(e)	Form of 6.25% Note due 2033, dated September 24, 2018 (included as part of Exhibit 4(d)).(31)
4(f)	Seventh Supplemental Indenture, dated as of September 16, 2021, between the Registrant and U.S. Bank, National Association.(44)
4(g)	Form of 2.625% Note due 2026, dated September 16, 2021 (included as part of Exhibit 4(f)).(44)
4(h)*	Description of the Registrant’s Securities.
4(i)	Indenture, dated as of June 22, 2022, between Hercules Capital Funding Trust 2022-1, as Issuer, and U.S. Bank Trust Company National Association, as Trustee.(46)
4(j)	Form of 4.95% Note due 2031 (included as part of Exhibit 4(i)).(46)
4(k)	Amended and Restated Trust Agreement, dated as of June 22, 2022, between Hercules Capital Funding 2022-1 LLC, as Trust Depositor, and Wilmington Trust, National Association, as Owner Trustee.(46)
4(l)	Eighth Supplemental Indenture, dated as of January 20, 2022, between the Registrant and U.S. Bank National Association.(37)
4(m)	Form of 3.375% Note due 2027 (included as part of Exhibit 4(l))(37)
4(n)	Indenture, dated March 10, 2025, between Hercules Capital, Inc. and U.S. Bank Trust Company, National Association, as Trustee.(56)
4(o)	Form of 4.750% Convertible Note Due 2028 (included as part of Exhibit 4(n)).(56)
4(p)	Ninth Supplemental Indenture, dated as of June 16, 2025, between the Registrant and U.S. Bank Trust Company, National Association.(57)
4(q)	Form of 6.000% Note due 2030 (included as part of Exhibit 4(p)).(57)
4(r)	Tenth Supplemental Indenture, dated as of February 10, 2026, between the Registrant and U.S. Bank Trust Company, National Association.(59)
4(s)	Form of 5.350% Note due 2029 (included as part of Exhibit 4(r)).
10(a)	Form of SBA Debenture.(8)
10(b)†	Form of Amended and Restated Indemnification Agreement.(20)
10(c)	Retention Agreement, dated as of October 26, 2017, by and between Hercules Capital, Inc. and Scott Bluestein.(25)
10(d)	Form of Cash Retention Bonus Award Agreement.(27)
10(e)†	Hercules Capital, Inc. Amended and Restated 2018 Equity Incentive Plan.(32)
10(f)†	Hercules Capital, Inc. 2018 Non-Employee Director Plan.(32)
10(g)†	Form of Restricted Stock Unit Award Agreement.(32)
10(h)†	Form of Restricted Stock Award Agreement (2018 Equity Incentive Plan).(32)
10(i)†	Form of Restricted Stock Award Agreement (Director Plan).(32)
10(j)†	Form of Nonstatutory Stock Option Award Agreement.(32)
10(k)†	Form of Incentive Stock Option Award Agreement.(32)
10(l)	Custodial Agreement by and between Hercules Capital, Inc. and State Street Bank and Trust Company, dated as of November 9, 2021.(45)
10(m)	Note Purchase Agreement, dated February 5, 2020, by and among Hercules Capital, Inc. and the Purchasers party thereto.(38)
10(n)
Loan and Security Agreement, dated February 20, 2020 by and among Hercules Funding IV LLC, as borrower, MUFG Union Bank, N.A., as the administrative agent, lender and swingline lender and the lenders part thereto from time to time.(39)

10(o)
Sale and Servicing Agreement, dated as of February 20, 2020, by and among Hercules Funding IV LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Union Bank, N.A., as agent.(39)

10(p)	Form of Equity Distribution Agreement(42)
10(q)	First Supplement to the Note Purchase Agreement, dated as of November 2, 2020, by and among Hercules Capital, Inc. and the Additional Purchasers party thereto.(41)
10(r)
Revolving Credit Agreement, dated as of November 9, 2021, among Hercules Capital, Inc., the lenders and using bank from time to time party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent.(43)

10(s)	Safekeeping Custody Agreement between Hercules Funding IV LLC and City National Bank, a National Banking Association dated as of June 23, 2021. (29)
10(t)	Second Amendment to Revolving Credit Agreement, dated of June 14, 2022, among Hercules Capital Inc., the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent.(47)
10(u)
Second Amendment to Loan and Security Agreement, dated as of June 10, 2022, among Hercules Funding IV LLC, the lenders from time to time party thereto, MUFG Union Bank, N.A., as resigning agent, and MUFG Bank, Ltd. (as successor to MUFG Union Bank, N.A.), as administrative agent.(47)

10(v)	Letter of Credit Facility Agreement, dated as of January 13, 2023, between Hercules Capital, Inc. and Sumitomo Mitsui Banking Corporation, as issuing bank.(49)
10(w)
First Omnibus Amendment to Revolving Credit Agreement and Guarantee and Security Agreement, dated as of January 13, 2023, among Hercules Capital, Inc., the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent and collateral agent.(49)

10(x)
Third Amendment to Loan and Security Agreement, dated as of January 13, 2023, among Hercules Funding IV LLC, as borrower, the lenders from time to time party thereto, and MUFG Bank, Ltd., as agent, a joint lead arranger, swingline lender and sole bookrunner.(49)

10(y)
First Amendment to Sale and Servicing Agreement, dated as of January 13, 2023, among Hercules Funding IV LLC, as borrower, Hercules Capital, Inc., as originator and servicer, and MUFG Bank, Ltd., as agent.(49)

10(z)	Transfer Agency and Service Agreement, dated October 3, 2022, between Hercules Capital, Inc. and Computershare Trust Company, N.A. and Computershare Inc.(36)
10(aa)
Sale and Servicing Agreement, dated as of June 22, 2022, by and among Hercules Capital Funding Trust 2022-1, as Issuer, Hercules Capital, Inc., as Seller and Servicer, Hercules Capital Funding 2022-1 LLC, as Trust Depositor, U.S. Bank Trust Company, National Association, as Trustee and Securities Intermediary, and U.S. Bank National Association, as Backup Servicer and Custodian.(46)

10(bb)	Sale and Contribution Agreement, dated as of June 22, 2022, between Hercules Capital, Inc., as Seller, and Hercules Capital Funding 2022-1 LLC, as Trust Depositor.(46)
10(cc)
Note Purchase Agreement, dated as of June 22, 2022, by and among Hercules Capital, Inc., as Originator and Servicer, Hercules Capital Funding 2022-1 LLC, as Trust Depositor, Hercules Capital Funding Trust 2022-1, as Issuer, and American Family Life Assurance Company of Columbus, Allianz Life Insurance Company of North America, Compsource Mutual Insurance Company, The Lincoln National Life Insurance Company, Massachusetts Mutual Life Insurance Company, Great American Life Insurance Company, and Fidelity & Guaranty Life Insurance Company, as Purchasers.(46)

10(dd)
Administration Agreement, dated June 22, 2022, by and among Hercules Capital, Inc., as Administrator, Hercules Capital Funding Trust 2022-1, as Issuer, Wilmington Trust National Association, as Owner Trustee, and U.S. Bank Trust Company, National Association, as Trustee.(46)

10(ee)†	Form of Long-Term Restricted Stock Unit.(49)
10(ff)	First Amendment to Letter of Credit Facility, dated as of March 21, 2023, among Hercules Capital, Inc. and Sumitomo Mitsui Banking Corporation.(50)
10(gg)	Second Amendment to Letter of Credit Facility Agreement, dated as of June 28, 2024, between Hercules Capital, Inc. and Sumitomo Mitsui Banking Corporation, as issuing bank.(52)
10(hh)	Fourth Amendment to Revolving Credit Agreement, dated of June 28, 2024, among Hercules Capital Inc., the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent.(52)
10(ii)	Fifth Amendment to Revolving Credit Agreement, dated as of November 26, 2024, between the Registrant, the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent.(53)
10(jj)	Third Amendment to Letter of Credit Facility Agreement, dated as of February 5, 2025, between Hercules Capital, Inc. and Sumitomo Mitsui Banking Corporation.(55)
10(kk)
Fourth Amendment to Loan and Security Agreement, dated as of June 10, 2025, among Hercules Funding IV LLC, as borrower, the lenders from time to time party thereto, and MUFG Bank, Ltd., as agent, a joint lead arranger, swingline lender and sole bookrunner.(57)

14.1*	Code of Ethics.
14.2*	Code of Business Conduct and Ethics.
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), as amended.
97	Form of Clawback Policy.(54)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL.
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
(35)Reserved.
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
(56)Previously filed as part of the Current Report on Form 8-K of the Company, filed on March 10, 2025.
(57)Previously filed as part of the Current Report on Form 8-K of the Company, filed on June 16, 2025.
(58)Previously filed as part of the Quarterly Report on Form 10-Q of the Company, filed on July 31, 2025.
(59)Previously filed as part of the Current Report on Form 8-K of the Company, filed on February 10, 2026.
Item 16.     Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES CAPITAL, INC.

Date: February 12, 2026	By:	/S/ Scott Bluestein
Scott Bluestein
Chief Executive Officer and Chief Investment Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on February 12, 2026.

Signature	Title	Date

/S/ Scott Bluestein	Director, President, Chief Executive Officer, and	February 12, 2026
Scott Bluestein	Chief Investment Officer (Principal Executive Officer)

/S/ Seth H. Meyer	Chief Financial Officer and	February 12, 2026
Seth H. Meyer	Chief Accounting Officer (Principal Accounting and Financial Officer)

/S/ Robert P. Badavas	Chairman of the Board	February 12, 2026
Robert P. Badavas

/S/ DeAnne Aguirre	Director	February 12, 2026
DeAnne Aguirre

/S/ Gayle Crowell	Director	February 12, 2026
Gayle Crowell

/S/ Thomas Fallon	Director	February 12, 2026
Thomas Fallon

/S/ Wade Loo	Director	February 12, 2026
Wade Loo

/S/ Pam Randhawa	Director	February 12, 2026
Pam Randhawa

/S/ Nikos Theodosopoulos	Director	February 12, 2026
Nikos Theodosopoulos