Form 10-Q
period 2026-03-31
Hercules Capital, Inc.
filed 2026-05-05
CIK 1280784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 28, 2026, there were 187,118,590 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc., its wholly owned subsidiaries, and its affiliated securitization trust unless the context otherwise requires.
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)	March 31, 2026 (unaudited)	December 31, 2025
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $4,662,224 and $4,362,559, respectively)	$4,605,739	$4,351,596
Control investments (cost of $108,145 and $105,409, respectively)	116,248	115,051
Total investments, at fair value (cost of $4,770,369 and $4,467,968, respectively; fair value amounts related to a VIE $156,672 and $158,980, respectively)	4,721,987	4,466,647
Cash and cash equivalents (1)	42,365	56,987
Restricted cash (amounts related to a VIE $2,561 and $2,467, respectively)	2,561	2,467
Interest receivable	40,377	37,261
Right of use asset	14,345	14,842
Other assets	4,783	5,822
Total assets	$4,826,418	$4,584,026

Liabilities
Debt (net of unamortized debt issuance costs of $30,287 and $26,626, respectively; amounts related to a VIE $64,466 and $64,530, respectively)	$2,539,032	$2,286,444
Accounts payable and accrued liabilities	45,189	65,262
Operating lease liability	15,202	16,267
Total liabilities	$2,599,423	$2,367,973

Net assets consist of:
Common stock, par value	$187	$183
Capital in excess of par value	2,169,888	2,114,719
Total distributable earnings	56,920	101,151
Total net assets	$2,226,995	$2,216,053
Total liabilities and net assets	$4,826,418	$4,584,026

Shares of common stock outstanding ($0.001 par value and 300,000 authorized)	187,174	182,695
Net asset value per share	$11.90	$12.13
(1)Effective March 31, 2026, the former foreign cash category has been consolidated into “Cash and cash equivalents”. Prior year amounts have been reclassified to conform to the current presentation.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except per share data)	Three Months Ended March 31,
	2026	2025
Investment income:
Interest and dividend income:
Excluding payment-in-kind (PIK) interest income
Non-control/Non-affiliate investments	$120,090	$98,996
Control investments	3,399	3,103
Total interest and dividend income, excluding PIK interest income	123,489	102,099
PIK interest income
Non-control/Non-affiliate investments	12,914	12,939
Control investments	—	534
Total PIK interest income	12,914	13,473
Total interest and dividend income	136,403	115,572
Fee income:
Non-control/Non-affiliate investments	5,098	3,900
Control investments	35	39
Total fee income	5,133	3,939
Total investment income	141,536	119,511
Operating expenses:
Interest	28,146	19,698
Loan fees	2,677	2,398
General and administrative	4,802	4,812
Tax expenses	990	912
Employee compensation:
Compensation and benefits	17,291	13,914
Stock-based compensation	4,149	3,602
Total employee compensation	21,440	17,516
Total gross operating expenses	58,055	45,336
Expenses allocated to the Adviser Subsidiary	(4,629)	(3,283)
Total net operating expenses	53,426	42,053
Net investment income	88,110	77,458
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss):
Non-control/Non-affiliate investments	(603)	(1,541)
Loss on extinguishment of debt	—	(15)
Total net realized gain (loss)	(603)	(1,556)
Net change in unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	(43,466)	(27,542)
Control investments	(1,539)	1,977
Total net change in unrealized appreciation (depreciation)	(45,005)	(25,565)
Total net realized gain (loss) and net change in unrealized appreciation (depreciation)	(45,608)	(27,121)
Net increase (decrease) in net assets resulting from operations	$42,502	$50,337

Net investment income before gains and losses per common share:
Basic	$0.48	$0.45
Change in net assets resulting from operations per common share:
Basic	$0.23	$0.29
Diluted	$0.23	$0.29
Weighted average shares outstanding:
Basic	182,760	171,494
Diluted	196,821	175,383
Distributions paid per common share:
Basic	$0.47	$0.47

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

(in thousands)	Common Stock		Capital in excess of par value	Distributable Earnings (loss)	Net Assets
For the Three Months Ended March 31, 2026	Shares	Par Value
Balance as of December 31, 2025	182,695	$183	$2,114,719	$101,151	$2,216,053
Net increase (decrease) in net assets resulting from operations	—	—	—	42,502	42,502
Public offering, net of offering expenses	3,541	3	52,033	—	52,036
Issuance of common stock under equity-based award plans	992	1	6	—	7
Shares retired on vesting of equity-based awards	(207)	—	(3,373)	—	(3,373)
Distributions reinvested in common stock	153	—	2,318	—	2,318
Distributions	—	—	—	(86,733)	(86,733)
Stock-based compensation(1)	—	—	4,185	—	4,185
Balance as of March 31, 2026	187,174	$187	$2,169,888	$56,920	$2,226,995
(1)Stock-based compensation includes $35 thousand of restricted stock and option expense related to director compensation for the three months ended March 31, 2026.

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

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)	For the Three Months Ended March 31,
	2026	2025
Cash flows provided by (used in) operating activities:
Net increase in net assets resulting from operations	$42,502	$50,337
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments(1)	(529,318)	(415,033)
Fundings assigned to Adviser Funds(1)	2,500	—
Principal and fee repayments received	227,485	144,483
Proceeds from the sale of debt investments	7,500	—
Proceeds from the sale of equity and warrant investments	2,907	329
Net change in unrealized (appreciation) depreciation	45,005	25,565
Net realized (gain) loss	603	1,541
Accretion of paid-in-kind interest	(12,914)	(13,473)
Accretion of loan discounts	(1,771)	(1,109)
Accretion of loan discounts on convertible notes	311	68
Loss on extinguishment of debt	—	15
Accretion of loan exit fees	(10,194)	(7,436)
Change in loan income, net of collections	11,308	4,365
Unearned fees related to unfunded commitments	1,113	1,102
Amortization of debt fees and issuance costs	2,487	1,842
Depreciation and amortization	85	89
Stock-based compensation and amortization of restricted stock grants(2)	4,185	3,637
Change in operating assets and liabilities:
Interest receivable	(3,094)	(1,215)
Other assets	(631)	2,041
Accrued liabilities	(20,702)	(19,345)
Net cash provided by (used in) operating activities	(230,633)	(222,197)
Cash flows provided by (used in) investing activities:
Purchases of capital equipment	(19)	(8)
Net cash provided by (used in) investing activities	(19)	(8)
Cash flows provided by (used in) financing activities:
Issuance of common stock	52,893	40,160
Offering expenses	(857)	(743)
Retirement of employee shares, net	(3,366)	(3,469)
Distributions paid	(84,415)	(78,873)
Issuance of debt	729,816	569,188
Repayment of debt	(474,125)	(360,812)
Debt issuance costs	(3,822)	(4,927)
Fees paid for credit facilities	—	(419)
Net cash provided by (used in) financing activities	216,124	160,105
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,528)	(62,100)
Cash, cash equivalents and restricted cash at beginning of period	59,454	116,421
Cash, cash equivalents and restricted cash at end of period	$44,926	$54,321

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$32,396	$25,580
Income tax, including excise tax, paid	$5,489	$6,033
Distributions reinvested	$2,318	$2,511
(1)Excluded from the amounts presented are certain investment funding allocations of $177.1 million and $124.1 million, which were directly funded by the Adviser Funds (as defined in “Note 1 – Description of Business”) during the three months ended March 31, 2026 and 2025, respectively. Refer to “Note 12 – Related Party Transaction” for additional information.
(2)Stock-based compensation includes $35 thousand and $35 thousand of restricted stock and option expense related to director compensation for the three months ended March 31, 2026 and 2025, respectively.
The following table presents a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

(in thousands)	As of March 31,
	2026	2025
Cash and cash equivalents (1)	$42,365	$51,159
Restricted cash	2,561	3,162
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$44,926	$54,321
(1)Effective March 31, 2026, the former foreign cash category has been consolidated into “Cash and cash equivalents”. Prior year amounts have been reclassified to conform to the current presentation.
See “Note 2 – Summary of Significant Accounting Policies” for a description of cash and cash equivalents and restricted cash.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Debt Investments
Application Software
Alchemer LLC	Senior Secured	May 2028	1-month SOFR + 8.14%, Floor rate 9.14%	$20,105	$19,883	$19,560	(13)(17)(18)
AlphaSense, Inc.	Senior Secured	June 2029	3-month SOFR + 6.25%, Floor rate 8.25%	$20,000	19,858	19,706	(11)
Annex Cloud	Senior Secured	June 2028	PIK Interest 3-month SOFR + 9.99%, Floor rate 10.99%	$5,642	5,642	282	(8)(13)(18)
	Senior Secured	December 2025	PIK Interest 3-month SOFR + 9.99%, Floor rate 10.99%	$3,325	3,325	3,325	(8)(18)(26)
	Senior Secured	June 2028	PIK Interest 3-month SOFR + 5.73%, Floor rate 6.73%	$1,716	1,717	86	(8)(18)
Total Annex Cloud				$10,683	10,684	3,693
Babel Street	Senior Secured	December 2027	3-month SOFR + 8.01%, Floor rate 9.01%	$67,465	66,666	65,599	(15)(17)(18)
Behavox Limited	Senior Secured	September 2027	Prime - 0.55%, Floor rate 7.45%, PIK Interest 3.00%, 4.95% Exit Fee	$19,591	19,846	19,518	(5)(10)(11)(14)
Brain Corporation	Senior Secured	September 2028	Prime + 1.35%, Floor rate 9.85%, PIK Interest 2.50%, 3.95% Exit Fee	$33,035	33,163	33,077	(13)(14)
Ceros, Inc.	Senior Secured	June 2027	3-month SOFR + 8.99%, Floor rate 9.89%	$22,656	22,561	22,127	(18)
Chainalysis, Inc.	Senior Secured	June 2029	Prime + 2.95%, Floor rate 10.45%	$37,372	36,941	36,718
Dashlane, Inc.	Senior Secured	December 2027	Prime + 3.05%, Floor rate 11.55%, PIK Interest 1.10%, 6.28% Exit Fee	$46,113	47,149	47,136	(11)(13)(14)(19)
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 7.86%, Floor rate 8.61%	$8,231	8,125	7,949	(17)(18)
Distributed Creation Inc.	Senior Secured	April 2029	Prime + 3.00%, Floor rate 10.25%, 4.50% Exit Fee	$25,000	24,907	24,414	(11)(17)
DocPlanner	Senior Secured	January 2030	Prime + 2.75%, Floor rate 9.75%, 4.25% Exit Fee	€68,200	70,035	78,210	(5)(10)(17)
Earnix, Inc.	Senior Secured	June 2029	Prime - 1.15%, Floor rate 5.35%, PIK Interest 4.45%	$20,273	20,028	20,249	(11)(14)(17)
Elation Health, Inc.	Senior Secured	April 2029	Prime + 1.75%, Floor rate 9.25%, PIK Interest 1.30%, 3.95% Exit Fee	$21,119	20,758	20,692	(11)(14)(19)
Funnel Holding AB (publ)	Senior Secured	October 2029	Prime + 0.60%, Floor rate 7.10%, Cap rate 8.60%, PIK Interest 3.00%, 2.25% Exit Fee	$18,572	18,368	18,368	(5)(10)(14)(17)(19)
Imagen Technologies, Inc.	Senior Secured	November 2028	Prime + 1.55%, Floor rate 9.05%, PIK Interest 1.00%, 3.95% Exit Fee	$7,520	7,417	7,417	(6)(14)(17)
Intercom, Inc.	Senior Secured	February 2031	Prime + 2.00%, Floor rate 8.50%, Cap rate 9.25%, PIK Interest 1.00%, 3.95% Exit Fee	$22,500	22,280	22,280	(17)
iSpot.tv, Inc.	Senior Secured	January 2029	Prime + 2.25%, Floor rate 9.00%, PIK Interest 1.00%, 5.70% Exit Fee	$3,290	3,305	3,203	(14)(17)
	Senior Secured	January 2029	Prime + 1.40%, Floor rate 8.15%, PIK Interest 0.75%, 4.50% Exit Fee	$39,213	39,172	38,300	(12)(14)(17)
Total iSpot.tv, Inc.				$42,503	42,477	41,503
Khoros, LLC	Senior Secured	May 2030	FIXED 10.00%	$11,704	11,704	11,259
LinenMaster, LLC	Senior Secured	August 2029	1-month SOFR + 8.28%, Floor rate 9.28%	$11,500	11,197	10,913	(17)(18)
Loftware, Inc.	Senior Secured	March 2028	3-month SOFR + 7.75%, Floor rate 8.75%	$29,586	29,214	29,000	(17)(18)
LogicSource	Senior Secured	July 2027	3-month SOFR + 8.68%, Floor rate 9.68%	$11,113	11,033	10,954	(17)(18)
Mango Technologies, Inc.	Senior Secured	August 2030	Prime + 2.25%, Floor rate 8.25%, 2.00% Exit Fee	$33,500	33,054	32,760	(17)
Marigold Group, Inc.	Senior Secured	April 2028	6-month SOFR + 4.75%, Floor rate 5.75%, PIK Interest 5.25%	$45,140	44,595	42,883	(13)(14)(19)
Microblink LLC	Senior Secured	August 2027	3-month SOFR + 7.84%, Floor rate 8.84%	$5,000	4,891	4,891	(18)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$7,284	7,202	7,190	(11)(17)(18)
Pindrop Security, Inc.	Senior Secured	June 2029	Prime + 3.50%, Floor rate 10.00%, 2.00% Exit Fee	$31,000	30,811	31,594	(15)(17)
Proven Optics, LLC	Senior Secured	December 2030	3-month SOFR + 7.30%, Floor rate 8.30%	$15,000	14,737	14,737	(17)(18)
Remodel Health Holdco, LLC	Senior Secured	December 2028	Prime + 2.35%, Floor rate 10.35%, 6.50% Exit Fee	$25,000	25,233	25,115	(6)(15)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Reveleer	Senior Secured	February 2027	Prime + 0.65%, Floor rate 9.15%, PIK Interest 2.00%, 5.05% Exit Fee	$50,303	$51,663	$51,663	(6)(14)(15)
ShadowDragon, LLC	Senior Secured	December 2026	3-month SOFR + 8.79%, Floor rate 9.69%	$6,000	5,969	5,969	(17)(18)
Simon Data, Inc.	Senior Secured	March 2027	Prime + 1.00%, Floor rate 8.75%, PIK Interest 1.95%, 3.59% Exit Fee	$10,802	11,042	10,784	(12)(14)
Sisense Ltd.	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.50%, PIK Interest 1.95%, 5.95% Exit Fee	$29,987	31,140	30,191	(5)(10)(14)
Smartsheet Inc.	Senior Secured	January 2031	3-month SOFR + 5.25%, Floor rate 6.00%	$46,785	45,989	45,336	(17)
Snappt, Inc.	Senior Secured	April 2029	Prime + 2.35%, Floor rate 8.85%, PIK Interest 1.00%, 4.25% Exit Fee	$20,189	20,179	19,563	(6)(14)(15)
Streamline Healthcare Solutions	Senior Secured	June 2030	3-month SOFR + 7.30%, Floor rate 8.30%	$21,000	20,429	20,361	(6)(11)(13)(15)(17) (18)
Suzy, Inc.	Senior Secured	August 2027	Prime + 1.75%, Floor rate 10.00%, PIK Interest 1.95%, 3.45% Exit Fee	$23,430	23,599	22,822	(6)(14)(15)
TaxCalc	Senior Secured	November 2029	Daily SONIA + 8.17%, Floor rate 8.67%	£8,231	10,543	11,199	(5)(10)(17)(18)
Tipalti Solutions Ltd.	Senior Secured	April 2029	Prime + 0.45%, Floor rate 6.45%, PIK Interest 2.30%	$72,906	72,580	70,728	(14)(16)(17)
	Senior Secured	April 2029	Prime + 0.45%, Floor rate 6.45%, PIK Interest 2.30%, 3.75% Exit Fee	$42,919	43,050	42,776	(14)(16)(17)
Total Tipalti Solutions Ltd.				$115,825	115,630	113,504
Ushur, Inc.	Senior Secured	June 2028	Prime + 2.20%, Floor rate 9.20%, 3.95% Exit Fee	$14,150	14,015	13,711	(6)(15)
Zappi, Inc.	Senior Secured	December 2027	3-month SOFR + 8.03%, Floor rate 9.03%	$12,568	12,440	12,403	(5)(10)(13)(17)(18)
ZeroEyes, Inc.	Senior Secured	May 2030	Prime + 2.00%, Floor rate 9.50%, PIK Interest 2.00%, 1.50% Exit Fee	$16,497	16,249	15,986	(6)(14)(15)(17)
Subtotal: Application Software (49.53%)*					1,113,704	1,103,004
Biotechnology Tools
Antheia, Inc.	Senior Secured	August 2029	Prime + 2.85%, Floor rate 10.35%, 5.55% Exit Fee	$21,250	19,886	19,718	(11)
Subtotal: Biotechnology Tools (0.89%)*					19,886	19,718
Communications & Networking
Aryaka Networks, Inc.	Senior Secured	December 2028	Prime + 1.80%, Floor rate 9.30%, PIK Interest 1.25%, 6.73% Exit Fee	$28,360	28,758	21,196	(12)(14)(19)
Tarana Wireless, Inc.	Senior Secured	March 2030	Prime + 4.00%, Floor rate 10.75%, 3.95% Exit Fee	$11,000	10,824	10,824	(6)(19)
Subtotal: Communications & Networking (1.44%)*					39,582	32,020
Consumer & Business Products
Tonal Systems, Inc.	Senior Secured	March 2029	Prime + 4.25%, Floor rate 11.00%, 4.25% Exit Fee	$20,000	19,760	19,760	(19)
Weee! Inc.	Senior Secured	April 2028	Prime + 2.25%, Floor rate 9.75%, 2.50% Exit Fee	$20,000	19,852	19,937	(11)
Subtotal: Consumer & Business Products (1.78%)*					39,612	39,697
Consumer & Business Services
Andesa Services, Inc.	Senior Secured	March 2031	1-month SOFR + 7.80%, Floor rate 8.80%	$11,000	10,756	10,756	(17)(18)
AppDirect, Inc.	Senior Secured	September 2029	Prime + 2.05%, Floor rate 8.55%, PIK Interest 1.00%, 4.70% Exit Fee	$65,696	65,096	63,751	(14)
Carwow LTD	Senior Secured	December 2027	Prime + 4.70%, Floor rate 11.45%, PIK Interest 1.45%, 4.95% Exit Fee	£20,737	28,724	27,490	(5)(10)(14)
CollectiveHealth, Inc.	Senior Secured	February 2030	Prime + 3.50%, Floor rate 10.25%, 3.95% Exit Fee	$10,125	10,013	9,760	(17)
Finix Payments, Inc.	Senior Secured	December 2029	Prime + 2.50%, Floor rate 9.25%, 4.25% Exit Fee	$24,500	24,133	24,133	(6)
GoEuro Travel GmbH	Senior Secured	November 2029	Prime + 3.45%, Floor rate 10.45%, 4.50% Exit Fee	$48,750	48,877	48,438	(5)(10)(17)
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 12.00%	$29,768	29,768	29,462	(9)(14)
Jobandtalent USA, Inc.	Senior Secured	October 2028	1-month SOFR + 3.50%, Floor rate 4.50%, PIK Interest 3.25%, 6.83% Exit Fee	$14,386	15,036	14,254	(5)(10)(14)
Nerdy Inc.	Senior Secured	November 2029	Prime + 3.50%, Floor rate 10.75%, 7.50% Exit Fee	$14,000	13,934	13,934	(17)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Peek Travel, Inc.	Senior Secured	October 2028	Prime + 1.75%, Floor rate 9.25%, PIK Interest 1.00%, 4.95% Exit Fee	$19,558	$19,360	$18,865	(14)(17)
Plentific Ltd	Senior Secured	October 2026	Prime + 2.55%, Floor rate 11.05%, 2.95% Exit Fee	$3,035	3,092	3,185	(5)(10)(13)
Provi	Senior Secured	December 2027	Prime + 4.40%, Floor rate 10.65%, 1.00% Exit Fee	$14,797	14,789	14,580	(15)
Riviera Partners LLC	Senior Secured	March 2028	3-month SOFR + 8.28%, Floor rate 9.28%	$36,034	35,785	35,237	(18)
RVShare, LLC	Senior Secured	December 2026	3-month SOFR + 9.50%, Floor rate 10.50%	$25,809	25,752	25,752	(13)(14)(15)
SeatGeek, Inc.	Senior Secured	May 2026	Prime + 7.00%, Floor rate 10.50%, PIK Interest 0.50%, 4.50% Exit Fee	$25,488	26,526	26,526	(11)(14)(16)
	Senior Secured	July 2026	Prime + 2.50%, Floor rate 10.75%, PIK Interest 0.50%, 3.50% Exit Fee	$78,532	80,492	80,492	(12)(14)(16)
Total SeatGeek, Inc.				$104,020	107,018	107,018
Skyword, Inc.	Senior Secured	November 2027	Prime + 2.75%, Floor rate 9.25%, PIK Interest 1.75%, 5.50% Exit Fee	$6,734	6,984	6,764	(13)(14)
Tectura Corporation	Senior Secured	January 2027	FIXED 8.25%	$8,250	8,250	8,083	(7)
Subtotal: Consumer & Business Services (20.72%)*					467,367	461,462
Defense Technologies
Hermeus Corporation	Senior Secured	March 2030	Prime + 2.75%, Floor rate 10.00%, PIK Interest 1.00%, 4.50% Exit Fee	$10,739	10,348	10,348	(17)
Saronic Technologies, Inc.	Senior Secured	June 2030	Prime + 2.50%, Floor rate 9.00%, 2.00% Exit Fee	$21,250	21,005	21,809	(6)(15)(17)
Shield AI, Inc.	Senior Secured	February 2029	Prime + 0.85%, Floor rate 6.85%, Cap rate 9.60%, PIK Interest 2.50%, 2.50% Exit Fee	$117,406	117,460	117,249	(12)(14)(16)
Subtotal: Defense Technologies (6.71%)*					148,813	149,406
Diversified Financial Services
Gibraltar Acquisition LLC	Unsecured	July 2029	FIXED 11.50%	$28,805	28,439	28,439	(7)(14)(20)
	Unsecured	July 2029	FIXED 11.95%	$10,000	9,852	9,852	(7)(20)
Total Gibraltar Acquisition LLC				$38,805	38,291	38,291
Hercules Adviser LLC	Unsecured	March 2027	FIXED 6.75%	$3,000	3,000	3,000	(7)(23)
Subtotal: Diversified Financial Services (1.85%)*					41,291	41,291
Drug Discovery & Development
Aldeyra Therapeutics, Inc.	Senior Secured	April 2026	Prime + 3.10%, Floor rate 11.10%, 8.90% Exit Fee	$15,000	15,299	15,299	(11)
Alector, Inc.	Senior Secured	December 2028	Prime + 1.05%, Floor rate 8.05%, 4.75% Exit Fee	$7,000	7,074	7,069	(6)(10)(15)(17)
Altimmune, Inc.	Senior Secured	June 2029	Prime + 2.45%, Floor rate 9.70%, 6.25% Exit Fee	$17,500	17,521	17,357	(6)(10)(15)
Arcus Biosciences, Inc.	Senior Secured	September 2030	Prime - 0.05%, Floor rate 8.45%, PIK Interest 2.20%, 9.00% Exit Fee	$76,121	76,872	80,548	(6)(10)(11)(14)(15)
Beren Therapeutics P.B.C.	Senior Secured	October 2029	Prime + 2.45%, Floor rate 9.95%, 5.25% Exit Fee	$8,625	8,513	8,513	(6)(17)
Braeburn, Inc.	Senior Secured	October 2028	Prime + 3.00%, Floor rate 10.50%, PIK Interest 0.25%, 5.45% Exit Fee	$53,666	54,673	55,682	(14)
COMPASS Pathways plc	Senior Secured	January 2031	Prime + 2.75%, Floor rate 9.75%, 7.75% Exit Fee	$42,500	42,432	42,432	(5)(10)(11)
Corium, Inc.	Senior Secured	September 2026	Prime + 5.70%, Floor rate 8.95%, 7.75% Exit Fee	$86,925	92,785	93,662	(13)
Disc Medicine, Inc.	Senior Secured	December 2029	Prime + 1.75%, Floor rate 8.25%, 6.75% Exit Fee	$22,500	22,738	23,087	(6)(10)(15)(17)
Dyne Therapeutics, Inc.	Senior Secured	July 2030	Prime + 2.45%, Floor rate 9.95%, 5.50% Exit Fee	$100,000	99,676	100,946	(6)(10)(12)(15)
enGene, Inc.	Senior Secured	January 2030	Prime + 2.25%, Floor rate 9.25%, Cap rate 10.25%, 5.95% Exit Fee	$17,500	17,810	18,282	(5)(10)
Genetix Biotherapeutics Inc.	Senior Secured	April 2029	Prime + 2.45%, Floor rate 9.45%, 6.45% Exit Fee	$67,116	67,163	67,102	(14)
Heron Therapeutics, Inc.	Senior Secured	September 2030	Prime + 1.95%, Floor rate 9.45%, PIK Interest 1.00%, 6.50% Exit Fee	$80,569	80,315	79,163	(14)(15)
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 6.05% Exit Fee	$5,500	5,728	5,805	(10)(15)
Maze Therapeutics, Inc.	Senior Secured	February 2031	Prime + 0.95%, Floor rate 7.95%, 6.45% Exit Fee	$28,000	27,765	27,765	(6)(10)(17)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
MoonLake Immunotherapeutics	Senior Secured	April 2030	Prime + 1.45%, Floor rate 8.45%, 6.95% Exit Fee	$46,000	$46,054	$45,983	(5)(10)
NorthSea Therapeutics	Convertible Debt	December 2026	FIXED 6.00%	$373	373	373	(5)(9)(10)
Phathom Pharmaceuticals, Inc.	Senior Secured	February 2029	Prime + 3.10%, Floor rate 9.85%, 2.00% Exit Fee	$133,121	132,012	132,485	(6)(10)(12)(16)(22)
Replimune Group, Inc.	Senior Secured	October 2027	Prime + 1.75%, Floor rate 8.50%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$57,031	57,953	57,961	(10)(12)(13)(14)
Savara, Inc.	Senior Secured	April 2030	Prime + 1.45%, Floor rate 7.45%, 6.95% Exit Fee	$21,450	21,645	21,555	(6)(10)(15)
SynOx Therapeutics Limited	Senior Secured	May 2027	Prime + 1.40%, Floor rate 9.90%, 7.25% Exit Fee	$4,500	4,676	4,672	(5)(10)(11)
Tenpoint Therapeutics Limited	Senior Secured	October 2029	Prime + 2.90%, Floor rate 10.40%, 6.65% Exit Fee	$18,750	18,619	18,619	(5)(10)
uniQure B.V.	Senior Secured	October 2030	Prime + 2.45%, Floor rate 9.45%, 5.50% Exit Fee	$27,500	27,511	28,024	(5)(10)(11)
Viridian Therapeutics, Inc.	Senior Secured	October 2030	Prime + 1.45%, Floor rate 8.95%, Cap rate 9.45%, 6.00% Exit Fee	$24,500	24,438	24,438	(10)(13)(17)
X4 Pharmaceuticals, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 10.15%, 3.72% Exit Fee	$75,000	76,711	76,676	(11)(12)(13)
Subtotal: Drug Discovery & Development (47.31%)*					1,046,356	1,053,498
Electronics & Computer Hardware
Locus Robotics Corp.	Senior Secured	December 2028	Prime + 3.00%, Floor rate 9.50%, 4.00% Exit Fee	$65,000	65,349	65,068	(6)(11)(12)(15)
Subtotal: Electronics & Computer Hardware (2.92%)*					65,349	65,068
Healthcare Services, Other
Belong Health, Inc.	Senior Secured	November 2029	Prime + 2.25%, Floor rate 9.75%, 5.45% Exit Fee	$11,250	10,997	10,997	(6)(17)
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	1-month SOFR + 5.11%, Floor rate 6.00%, PIK Interest 4.45%	$76,391	76,183	74,296	(11)(12)(13)(14)
ChenMed, LLC	Senior Secured	May 2030	Prime + 2.45%, Floor rate 9.45%, 3.75% Exit Fee	$130,000	128,408	128,186	(16)(17)
Curana Health Holdings, LLC	Senior Secured	January 2028	Prime + 1.45%, Floor rate 9.20%, 4.95% Exit Fee	$45,000	45,832	46,147	(13)(19)
Ennoble Care LLC	Senior Secured	February 2030	Prime + 2.60%, Floor rate 10.35%, 7.95% Exit Fee	$31,500	31,373	31,196	(6)(15)(17)
Equality Health, LLC	Senior Secured	February 2028	Prime + 5.85%, Floor rate 9.50%, PIK Interest 1.95%	$72,294	71,847	70,716	(11)(12)(14)
Main Street Rural, Inc.	Senior Secured	July 2027	Prime + 1.95%, Floor rate 9.95%, 6.85% Exit Fee	$73,500	75,542	75,272	(13)(15)
Marathon Health, LLC	Senior Secured	February 2029	Prime + 0.75%, Floor rate 8.75%, PIK Interest 2.25%, 3.00% Exit Fee	$183,865	184,359	183,062	(14)(16)(17)
	Senior Secured	February 2029	Prime + 3.00%, Floor rate 11.00%	$4,000	4,000	4,000	(16)(17)
Total Marathon Health, LLC				$187,865	188,359	187,062
Modern Life, Inc.	Senior Secured	February 2029	Prime + 2.75%, Floor rate 10.25%, 5.00% Exit Fee	$19,635	19,757	19,521	(13)
NeueHealth, Inc.	Senior Secured	June 2028	Prime + 1.15%, Floor rate 9.65%, PIK Interest 2.50%, 2.50% Exit Fee	$54,936	53,204	53,138	(12)(14)
Octave Health Group, Inc.	Senior Secured	October 2029	Prime + 2.70%, Floor rate 9.95%, 5.35% Exit Fee	$10,000	9,814	9,814	(6)
Strive Health Holdings, LLC	Senior Secured	August 2029	Prime + 1.05%, Floor rate 9.55%, 5.95% Exit Fee	$36,000	36,007	36,545	(12)(15)
The Recovery Company, Inc. (p.k.a. Recover Together, Inc.)	Senior Secured	July 2027	Prime + 1.90%, Floor rate 9.90%, 7.50% Exit Fee	$46,500	48,444	50,917	(13)
Tungsten Health Holdings, LLC	Senior Secured	December 2029	Prime + 1.00%, Floor rate 8.50%, Cap rate 9.00%, PIK Interest 1.25%, 8.35% Exit Fee	$10,146	10,100	10,100	(14)
Vida Health, Inc.	Senior Secured	January 2028	Prime - 2.75%, Floor rate 6.75%, PIK Interest 4.35%	$39,319	39,213	38,743	(11)(14)
	Senior Secured	January 2028	Prime - 2.75%, Floor rate 6.75%, PIK Interest 4.35%, 10.00% Exit Fee	$2,000	1,981	1,958	(11)
Total Vida Health, Inc.				$41,319	41,194	40,701
WellBe Senior Medical, LLC	Senior Secured	May 2029	Prime + 0.75%, Floor rate 7.75%, PIK Interest 2.65%, 6.75% Exit Fee	$33,269	33,575	32,988	(14)(15)
Subtotal: Healthcare Services, Other (39.41%)*					880,636	877,596

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Information Services
Saama Technologies, LLC	Senior Secured	July 2027	Prime + 0.70%, Floor rate 8.95%, PIK Interest 2.00%, 3.45% Exit Fee	$22,234	$22,492	$22,604	(12)(14)(17)
Subtotal: Information Services (1.02%)*					22,492	22,604
Manufacturing Technology
VulcanForms Inc.	Senior Secured	January 2028	Prime + 4.25%, Floor rate 11.25%, 4.25% Exit Fee	$20,000	20,134	19,907	(11)(19)
Subtotal: Manufacturing Technology (0.89%)*					20,134	19,907
Medical Devices & Equipment
Cognito Therapeutics Group, Inc.	Senior Secured	January 2030	Prime + 2.70%, Floor rate 9.95%, 5.75% Exit Fee	$4,500	4,327	4,327	(6)
Orchestra BioMed Holdings, Inc.	Senior Secured	November 2028	Prime + 2.00%, Floor rate 9.50%, 6.35% Exit Fee	$15,000	15,121	15,141	(6)(15)
Senseonics Holdings, Inc.	Senior Secured	August 2029	Prime + 2.40%, Floor rate 9.90%, 13.40% Exit Fee	$30,625	31,699	31,336	(11)(17)
Sight Sciences, Inc.	Senior Secured	July 2028	Prime + 2.35%, Floor rate 10.35%, 5.95% Exit Fee	$28,000	28,538	28,428	(6)(12)
Subtotal: Medical Devices & Equipment (3.56%)*					79,685	79,232
Space Technologies
HawkEye 360, Inc.	Senior Secured	December 2028	Prime + 2.10%, Floor rate 9.35%, PIK Interest 1.50%, 1.95% Exit Fee	$8,038	7,767	7,767	(14)(19)
Loft Orbital Solutions Inc.	Senior Secured	December 2029	Prime + 1.75%, Floor rate 8.75%, PIK Interest 1.00%, 3.45% Exit Fee	$8,842	8,628	8,618	(14)(17)(19)
Stoke Space Technologies, Inc.	Senior Secured	May 2029	Prime + 1.00%, Floor rate 7.50%, PIK Interest 2.00%, 5.25% Exit Fee	$28,429	27,780	27,795	(6)(14)(15)
Subtotal: Space Technologies (1.98%)*					44,175	44,180
Sustainable and Renewable Technology
Electric Hydrogen Co.	Senior Secured	May 2028	Prime + 2.25%, Floor rate 10.75%, PIK Interest 1.25%, 4.25% Exit Fee	$12,809	12,825	12,565	(14)(15)(19)
	Senior Secured	May 2028	Prime + 2.25%, Floor rate 10.75%, PIK Interest 1.25%, 5.95% Exit Fee	$17,664	17,752	17,626	(14)(15)(19)
Total Electric Hydrogen Co.				$30,473	30,577	30,191
Tidal Vision Products, Inc.	Senior Secured	October 2028	Prime + 2.45%, Floor rate 9.70%, 3.45% Exit Fee	$5,000	4,769	4,769	(6)(17)
Subtotal: Sustainable and Renewable Technology (1.57%)*					35,346	34,960
System Software
Akeyless Security Ltd.	Senior Secured	August 2028	Prime + 4.00%, Floor rate 11.00%, 2.95% Exit Fee	$10,000	9,893	9,780	(5)(10)(17)
Armis, Inc.	Senior Secured	March 2028	Prime + 0.00%, Floor rate 7.50%, PIK Interest 2.00%, 2.25% Exit Fee	$52,030	52,268	53,155	(12)(14)(16)
	Senior Secured	March 2028	Prime + 1.25%, Floor rate 8.75%, PIK Interest 2.00%, 2.25% Exit Fee	$101,690	101,558	103,940	(11)(14)(16)
Total Armis, Inc.				$153,720	153,826	157,095
ControlUp, Inc.	Senior Secured	January 2031	Prime + 0.25%, Floor rate 6.75%, PIK Interest 2.00%, 3.00% Exit Fee	$10,032	9,934	9,934	(14)(17)
CoreView USA, Inc.	Senior Secured	January 2029	Prime + 2.75%, Floor rate 9.25%, 4.95% Exit Fee	$25,000	25,129	24,558	(6)(17)
Coronet Cyber Security Ltd.	Senior Secured	October 2028	Prime - 2.95%, Floor rate 3.55%, PIK Interest 5.85%	$7,310	7,226	6,883	(14)
DNSFilter, Inc.	Senior Secured	October 2028	Prime + 2.15%, Floor rate 8.65%, PIK Interest 0.75%, 4.95% Exit Fee	$5,018	4,999	4,967	(14)(17)(19)
Expel, Inc.	Senior Secured	April 2029	Prime + 3.90%, Floor rate 10.65%, 2.00% Exit Fee	$12,000	11,875	11,875	(17)
Harness, Inc.	Senior Secured	March 2029	Prime - 2.25%, Floor rate 5.25%, Cap rate 6.50%, PIK Interest 6.25%, 1.00% Exit Fee	$58,825	58,360	59,115	(14)(19)
LogRhythm, Inc.	Senior Secured	July 2029	3-month SOFR + 7.50%, Floor rate 8.50%	$25,000	24,461	23,005
Morphisec Information Security 2014 Ltd.	Senior Secured	October 2027	Prime + 3.45%, Floor rate 11.70%, 5.95% Exit Fee	$11,435	11,664	11,460	(5)(10)
Neo4j, Inc.	Senior Secured	April 2030	Prime + 2.60%, Floor rate 9.10%, 3.50% Exit Fee	$10,000	9,853	9,853

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
New Relic, Inc.	Senior Secured	November 2030	3-month SOFR + 6.75%, Floor rate 7.75%	$21,890	$21,481	$21,246	(17)
PayIt, LLC	Senior Secured	December 2028	Prime + 1.45%, Floor rate 7.95%, PIK Interest 1.50%, 5.00% Exit Fee	$26,366	26,398	25,558	(6)(14)(15)(17)(19)
Scylla DB Ltd.	Senior Secured	July 2029	Prime + 3.00%, Floor rate 10.50%, 0.75% Exit Fee	$15,000	14,817	14,565	(5)(10)(17)
Semperis Technologies Inc.	Senior Secured	April 2028	Prime - 1.75%, Floor rate 6.75%, PIK Interest 3.25%	$23,703	23,512	23,734	(11)(14)(19)
	Senior Secured	April 2028	Prime - 0.50%, Floor rate 8.00%, PIK Interest 3.85%	$34,141	33,712	33,487	(14)(19)
	Senior Secured	April 2028	Prime + 2.50%, Floor rate 9.00%, PIK Interest 1.50%	$8,266	8,199	8,046	(14)(19)
Total Semperis Technologies Inc.				$66,110	65,423	65,267
Sumo Logic, Inc.	Senior Secured	May 2030	3-month SOFR + 6.50%, Floor rate 7.50%	$23,063	22,672	22,073	(14)(17)
Zimperium, Inc.	Senior Secured	May 2027	3-month SOFR + 8.84%, Floor rate 9.84%	$14,790	14,702	14,559	(17)(18)
	Senior Secured	May 2027	6-month SOFR + 8.84%, Floor rate 9.84%	$2,963	2,939	2,923	(17)(18)
	Senior Secured	May 2027	1-month SOFR + 5.64%, Floor rate 6.64%	$1,800	1,782	1,786	(17)(18)
Total Zimperium, Inc.				$19,553	19,423	19,268
Subtotal: System Software (22.29%)*					497,434	496,502
Total: Debt Investments (203.87%)*					$4,561,862	$4,540,145

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Equity Investments
Application Software
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	$2,911	$2,911	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	—
DNAnexus, Inc.	Equity	3/21/2014	Preferred Series C	51,948	97	8
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Hypercore Inc.	Equity	1/22/2026	Preferred Series A-II	231,938	400	400
Khoros, LLC	Equity	5/23/2025	Earnout Interest	N/A	5,243	748	(24)
Leapwork ApS	Equity	8/25/2023	Preferred Series B2	183,073	250	104	(5)(10)
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	1,427	(4)
Verana Health, Inc.	Equity	7/8/2021	Common Stock	23,814	2,000	—
Subtotal: Application Software (0.25%)*					16,113	5,598
Biotechnology Tools
Alamar Biosciences, Inc.	Equity	2/21/2024	Preferred Series C	503,778	1,500	1,331
Subtotal: Biotechnology Tools (0.06%)*					1,500	1,331
Consumer & Business Products
Fabletics, Inc.	Equity	4/30/2010	Common Stock	42,989	128	46
	Equity	7/16/2013	Preferred Series B	130,191	1,101	265
Total Fabletics, Inc.				173,180	1,229	311
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	12,260	433	16	(4)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	172,328	$13	$197
Subtotal: Consumer & Business Products (0.02%)*					1,675	524
Consumer & Business Services
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	216,073	1,151	1,007	(5)(10)
Jobandtalent USA, Inc.	Equity	2/11/2025	Preferred Series F	47,754	563	109	(5)(10)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	1,340	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	81	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	315
	Equity	10/25/2016	Preferred Series A-1	108,710	632	120
Total OfferUp, Inc.				394,790	2,295	435
Oportun	Equity	6/28/2013	Common Stock	48,365	577	223	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	39	—
Rhino Labs, Inc.	Equity	1/24/2022	Common Stock	7,063	1,000	—
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	—	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	—	(7)
	Equity	12/29/2023	Preferred Series C	3,235,298	13,263	1,703	(7)
Total Tectura Corporation				419,230,161	14,163	1,703
Worldremit Group Limited	Equity	6/24/2024	Preferred Series X	9,737	922	753	(5)(10)
Subtotal: Consumer & Business Services (0.25%)*					26,973	5,651
Defense Technologies
Saronic Technologies, Inc.	Equity	3/27/2026	Preferred Series D	154,854	4,250	4,305
Shield AI, Inc.	Equity	2/7/2025	Preferred Series F1	28,900	2,250	1,163	(16)
Subtotal: Defense Technologies (0.25%)*					6,500	5,468
Diversified Financial Services
Gibraltar Acquisition LLC	Equity	3/1/2018	Member Units	1	32,156	23,876	(7)(20)
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	12,035	41,137	(7)(23)
Subtotal: Diversified Financial Services (2.92%)*					44,191	65,013
Drug Delivery
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	680	1,500	2	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	—
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	1	(4)
Talphera, Inc.	Equity	12/10/2018	Common Stock	8,836	1,329	7	(4)
Subtotal: Drug Delivery (0.00%)*					3,638	10
Drug Discovery & Development
Arcus Biosciences, Inc.	Equity	2/19/2025	Common Stock	204,545	2,250	4,418	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	42	1,000	1	(4)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	455	(4)(5)(10)
Daré Bioscience, Inc.	Equity	1/8/2015	Common Stock	1,129	1,000	2	(4)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Dyne Therapeutics, Inc.	Equity	7/2/2025	Common Stock	169,697	$1,400	$3,077	(4)(10)
Heron Therapeutics, Inc.	Equity	7/25/2023	Common Stock	364,963	500	292	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	240	(15)
Kura Oncology, Inc.	Equity	6/16/2023	Common Stock	47,826	550	389	(4)(10)
MoonLake Immunotherapeutics	Equity	11/6/2025	Common Stock	95,500	1,002	1,780	(4)(5)(10)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	1,260	(5)(10)
Phathom Pharmaceuticals, Inc.	Equity	6/9/2023	Common Stock	147,233	1,730	1,636	(4)(10)(16)
Rafael Holdings, Inc.	Equity	4/6/2021	Common Stock	48	42	—	(4)(10)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	3	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	61	(4)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	281	(4)(5)(10)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	1,221
	Equity	10/31/2022	Preferred Series C	170,102	1,000	759
Total Valo Health, LLC				680,410	4,000	1,980
Verge Analytics, Inc.	Equity	9/6/2023	Preferred Series C	208,588	1,500	999
	Equity	7/2/2025	SAFE	N/A	103	103	(25)
Total Verge Analytics, Inc.				208,588	1,603	1,102
Viridian Therapeutics, Inc.	Equity	11/6/2023	Common Stock	32,310	400	632	(4)(10)
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	52,202	2,945	215	(4)
Subtotal: Drug Discovery & Development (0.80%)*					28,578	17,824
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	318
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	671
Subtotal: Electronics & Computer Hardware (0.04%)*					2,150	989
Healthcare Services, Other
Click Therapeutics, Inc.	Equity	5/20/2024	Common Stock	560,000	1,662	2,125	(15)
Curana Health Holdings, LLC	Equity	5/13/2024	Class B Voting Common Units	1,114,380	2,500	2,963
	Equity	3/26/2026	Class C Non Voting Common Units	59,697	197	224
Total Curana Health Holdings, LLC				1,174,077	2,697	3,187
Main Street Rural, Inc.	Equity	10/28/2024	Preferred Series D	496	874	1,185
NH Holdings 2025 SPV, L.P.	Equity	6/21/2024	Common Units	401,681	2,234	2,510
Strive Health Holdings, LLC	Equity	6/27/2025	Common Units	82,043	599	802
WellBe Senior Medical, LLC	Equity	6/10/2024	Common Units	181,163	1,600	1,605
Subtotal: Healthcare Services, Other (0.51%)*					9,666	11,414
Information Services
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	3,030
Subtotal: Information Services (0.14%)*					3,825	3,030

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	$—	$—	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	158	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	158
Orchestra BioMed Holdings, Inc.	Equity	8/4/2025	Common Stock	363,636	1,000	1,546	(4)
Subtotal: Medical Devices & Equipment (0.08%)*					1,250	1,704
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	10
	Equity	6/26/2015	Preferred Series D-2	497,767	7	119
Total Achronix Semiconductor Corporation				775,762	167	129
Subtotal: Semiconductors (0.01%)*					167	129
Space Technologies
Planet Labs PBC	Equity	1/13/2026	Common Stock	60,496	1,527	1,691	(4)(10)
Stoke Space Technologies, Inc.	Equity	9/23/2025	Preferred Series D	43,867	1,406	1,880
	Equity	2/6/2026	Preferred Series D-2	28,168	1,407	1,304
Total Stoke Space Technologies, Inc.				72,035	2,813	3,184
Subtotal: Space Technologies (0.22%)*					4,340	4,875
Sustainable and Renewable Technology
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	105
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	358
SUNation Energy, Inc.	Equity	12/10/2020	Common Stock	3	3,153	—	(4)
Subtotal: Sustainable and Renewable Technology (0.02%)*					10,153	463
System Software
Armis, Inc.	Equity	10/18/2024	Preferred Series D	294,213	2,000	3,845	(16)
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	255	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	724	(5)(10)
Total Contentful Global, Inc.				149,500	638	979
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	110
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	2,588
	Equity	8/24/2017	Preferred Series 3	93,620	300	554
Total Druva Holdings, Inc.				552,461	1,300	3,142
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	9
Subtotal: System Software (0.36%)*					8,487	8,085
Total: Equity Investments (5.93%)*					$169,206	$132,108

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Warrant Investments
Application Software
Annex Cloud	Warrant	6/5/2025	Common Units	50,000	$—	$—
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	448	99
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	230
Brain Corporation	Warrant	10/4/2021	Common Stock	435,396	215	55
Carbyne, Inc.	Warrant	2/24/2025	Ordinary Shares	11,408	24	410
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	542	(5)(10)
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	26	21	(5)(10)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	770,838	461	562
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	6
Distributed Creation Inc.	Warrant	4/21/2025	Common Stock	104,622	180	252
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	305
Earnix, Inc.	Warrant	6/6/2024	Common Stock	20,762	220	213
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	612,166	739	120
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	—
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	78
Funnel Holding AB (publ)	Warrant	10/24/2025	Common Stock	485,385	46	27	(5)(10)
Imagen Technologies, Inc.	Warrant	11/26/2025	Preferred Series C-3-VI	311,570	110	173	(6)
Kore.ai, Inc.	Warrant	3/31/2023	Preferred Series C	64,293	208	37
Leapwork ApS	Warrant	1/23/2023	Common Stock	93,211	39	22	(5)(10)(12)
Mango Technologies, Inc.	Warrant	8/15/2025	Common Stock	71,298	377	205
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	232
Pindrop Security, Inc.	Warrant	6/26/2024	Common Stock	134,542	494	225	(15)
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	999
Simon Data, Inc.	Warrant	3/22/2023	Common Stock	77,934	96	—	(12)
Sisense Ltd.	Warrant	6/8/2023	Ordinary Shares	321,956	174	4	(5)(10)
Suzy, Inc.	Warrant	8/24/2023	Common Stock	292,936	367	142	(6)(15)
Tipalti Solutions Ltd.	Warrant	3/22/2023	Ordinary Shares	509,753	360	95	(10)(16)
	Warrant	3/27/2025	Ordinary Shares	473,266	136	12	(16)
Total Tipalti Solutions Ltd.				983,019	496	107
Ushur, Inc.	Warrant	6/5/2025	Common Stock	1,603,911	265	94	(6)(15)
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	—	(15)
ZeroEyes, Inc.	Warrant	5/6/2025	Common Stock	26,422	132	26	(6)(15)
Subtotal: Application Software (0.23%)*					8,441	5,186
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Preferred Series C	75,567	36	71
Antheia, Inc.	Warrant	8/29/2025	Common Stock	2,023,810	1,601	2,885

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	$461	$55	(12)
Subtotal: Biotechnology Tools (0.14%)*					2,098	3,011
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	486,097	242	—	(12)
Tarana Wireless, Inc.	Warrant	3/20/2026	Common Stock	827,622	43	43	(6)
Subtotal: Communications & Networking (0.00%)*					285	43
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	17	1,966
Subtotal: Consumer & Business Products (0.09%)*					245	1,966
Consumer & Business Services
Altumint, Inc.	Warrant	10/31/2024	Common Stock	1,701	126	88	(15)
AppDirect, Inc.	Warrant	9/22/2025	Common Stock	104,173	254	186
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	201	(5)(10)
	Warrant	2/13/2024	Preferred Series D-4	109,257	20	48	(5)(10)
Total Carwow LTD				283,420	184	249
CollectiveHealth, Inc.	Warrant	1/26/2026	Common Stock	577,252	21	16
Finix Payments, Inc.	Warrant	12/17/2025	Preferred Series C	1,839,547	122	118	(6)
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	—
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	3	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	3
Peek Travel, Inc.	Warrant	10/28/2025	Common Stock	60,169	157	60
Plentific Ltd	Warrant	10/3/2023	Ordinary Shares	27,298	60	41	(5)(10)
Provi	Warrant	12/22/2022	Common Stock	117,042	166	—	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	—	(15)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,604,724	1,242	5,261	(12)(16)
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	57	2
	Warrant	8/23/2019	Preferred Series B	444,444	83	—
Total Skyword, Inc.				2,051,587	140	2
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	—
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	—
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	—
Total Snagajob.com, Inc.				3,611,537	860	—
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	343,497	985	1,020
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	1	(12)
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	41	(5)(10)
	Warrant	8/27/2021	Preferred Series E	1,868	26	—	(5)(10)
Total Worldremit Group Limited				79,083	155	41
Subtotal: Consumer & Business Services (0.32%)*					5,243	7,089

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Defense Technologies
Hermeus Corporation	Warrant	3/20/2026	Common Stock	55,973	$577	$580
Saronic Technologies, Inc.	Warrant	6/9/2025	Preferred Series C	109,757	726	2,177	(6)(15)
Subtotal: Defense Technologies (0.12%)*					1,303	2,757
Drug Discovery & Development
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	61,004	1,290	5,150	(4)(10)(12)
Beren Therapeutics P.B.C.	Warrant	10/8/2025	Preferred Series A+	67,923	102	135	(6)
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	72	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	1	(4)
COMPASS Pathways plc	Warrant	6/30/2023	Ordinary Shares	75,376	278	73	(4)(5)(10)
Curevo, Inc.	Warrant	6/9/2023	Common Stock	95,221	233	282	(15)
enGene, Inc.	Warrant	12/22/2023	Common Stock	72,284	218	151	(4)(5)(10)
Heron Therapeutics, Inc.	Warrant	8/9/2023	Common Stock	238,095	228	17	(4)(15)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	6	(4)(10)(15)
Madrigal Pharmaceuticals, Inc.	Warrant	5/9/2022	Common Stock	13,229	570	4,094	(4)(10)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	67	(4)(10)(12)(15)(16)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	13	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	—	(4)
SynOx Therapeutics Limited	Warrant	4/18/2024	Preferred Series B	251,195	83	97	(5)(10)
TG Therapeutics, Inc.	Warrant	12/30/2021	Common Stock	117,168	721	1,518	(4)(10)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	59
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	46,424	510	7	(4)
Subtotal: Drug Discovery & Development (0.53%)*					6,065	11,742
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	46	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,503	34	67
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	565
Subtotal: Electronics & Computer Hardware (0.03%)*					692	678
Healthcare Services, Other
Belong Health, Inc.	Warrant	11/13/2025	Common Stock	1,933,102	400	442	(6)
Curana Health Holdings, LLC	Warrant	1/4/2024	Common Units	447,410	156	532
Modern Life, Inc.	Warrant	3/30/2023	Common Stock	63,202	229	34
Octave Health Group, Inc.	Warrant	11/28/2025	Common Stock	225,310	168	174	(6)
Strive Health Holdings, LLC	Warrant	9/28/2023	Common Units	129,400	278	472	(15)
The Recovery Company, Inc. (p.k.a. Recover Together, Inc.)	Warrant	7/3/2023	Common Stock	194,830	382	22
Vida Health, Inc.	Warrant	3/28/2022	Preferred Series E	192,431	121	34
Subtotal: Healthcare Services, Other (0.08%)*					1,734	1,710

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Information Services
NetBase Quid, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	$356	$—
Subtotal: Information Services (0.00%)*					356	—
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	210
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	—
VulcanForms Inc.	Warrant	1/30/2025	Common Stock	99,923	74	636
Subtotal: Manufacturing Technology (0.04%)*					1,139	846
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	369,370	67	31
Subtotal: Media/Content/Info (0.00%)*					67	31
Medical Devices & Equipment
Cognito Therapeutics Group, Inc.	Warrant	1/23/2026	Common Stock	76,529	149	182	(6)
Orchestra BioMed Holdings, Inc.	Warrant	11/6/2024	Common Stock	167,831	216	295	(4)(6)(15)
Senseonics Holdings, Inc.	Warrant	9/8/2023	Common Stock	51,635	276	96	(4)
Sight Sciences, Inc.	Warrant	1/22/2024	Common Stock	113,247	363	110	(4)(6)(12)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	—	(4)
Subtotal: Medical Devices & Equipment (0.03%)*					1,065	683
Semiconductors
Achronix Semiconductor Corporation	Warrant	1/11/2017	Preferred Series D-2	250,000	92	58
Subtotal: Semiconductors (0.00%)*					92	58
Space Technologies
HawkEye 360, Inc.	Warrant	12/18/2025	Common Stock	40,912	227	230
Loft Orbital Solutions Inc.	Warrant	9/10/2025	Common Stock	22,688	185	218
Stoke Space Technologies, Inc.	Warrant	6/16/2025	Common Stock	99,497	990	3,664	(6)(15)
Subtotal: Space Technologies (0.18%)*					1,402	4,112
Sustainable and Renewable Technology
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	39
Electric Hydrogen Co.	Warrant	3/27/2024	Common Stock	246,618	507	164	(15)
Tidal Vision Products, Inc.	Warrant	10/10/2025	Common Stock	48,491	232	178	(6)
Subtotal: Sustainable and Renewable Technology (0.02%)*					791	381
System Software
Akeyless Security Ltd.	Warrant	8/4/2025	Ordinary Shares	87,917	68	43	(5)(10)
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	—
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	—
ControlUp Technologies Ltd.	Warrant	1/2/2026	Common Stock	62,045	33	31	(5)(10)
Coronet Cyber Security Ltd.	Warrant	9/26/2024	Ordinary Shares	39,183	254	3

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Dragos, Inc.	Warrant	6/28/2023	Common Stock	57,528	$1,575	$947
Harness, Inc.	Warrant	3/12/2024	Common Stock	193,618	534	699
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series LB-2	86,984	131	19
Morphisec Information Security 2014 Ltd.	Warrant	10/1/2024	Ordinary Shares	200,115	104	39	(5)(10)
Neo4j, Inc.	Warrant	3/31/2026	Common Stock	18,395	42	42
Scylla DB Ltd.	Warrant	7/24/2025	Ordinary Shares	159,684	52	35	(5)(10)
Semperis Technologies Inc.	Warrant	4/23/2024	Common Stock	193,264	446	356
Subtotal: System Software (0.10%)*					3,427	2,214
Total: Warrant Investments (1.91%)*					$34,445	$42,507
Total Investments in Securities (211.71%)*					$4,765,513	$4,714,760

Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			$2,906	$5,384	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			1,565	1,472	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.31%)*					4,471	6,856
System Software
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			385	371	(5)(10)
Subtotal: System Software (0.02%)*					385	371
Total: Investment Funds & Vehicles Investments (0.32%)*					$4,856	$7,227
Total Investments before Cash & Cash Equivalents (212.03%)*					$4,770,369	$4,721,987
Cash & Cash Equivalents
GS Financial Square Government Fund	Cash & Cash Equivalents		FGTXX/38141W273		$8,080	$8,080
Total: Investments in Cash & Cash Equivalents (0.36%)*					$8,080	$8,080
Total: Investments after Cash & Cash Equivalents (212.40%)*					$4,778,449	$4,730,067

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Value
Great British Pound (GBP)	6/5/2026	Goldman Sachs Bank USA	£20,814	Sold	$28,056	$522
Total Foreign Currency Forward (0.02%)*					$28,056	$522

*Value as a percent of net assets. All amounts are stated in U.S. Dollars unless otherwise noted. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(1)Prime represents 6.75% as of March 31, 2026. 1-month SOFR, 3-month SOFR and 6-month SOFR represent 3.66%, 3.68%, and 3.70%, respectively, as of March 31, 2026.
(2)Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $90.1 million, $139.7 million and $49.6 million, respectively. The tax cost of investments is $4.8 billion.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2026 (unaudited)
(dollars in thousands)
(3)Preferred and common stock, warrants, and equity interests are generally non-income producing.
(4)Except for warrants in 16 publicly traded companies and common stock in 26 publicly traded companies, all investments are restricted as of March 31, 2026 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s Valuation Committee (as defined in “Note 2 - Summary of Significant Accounting Policies - Valuation of Investments”) and approved by the board of directors (the “Board”).
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
(8)Debt is on non-accrual status as of March 31, 2026, and is therefore considered non-income producing.
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
(16)Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of March 31, 2026.
(17)Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of March 31, 2026 (Refer to “Note 11 - Commitments and Contingencies”).
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
(21)Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of common stock for Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of March 31, 2026, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $2.9 million.
(22)Denotes that a portion of this investment holds rights to royalty fee income associated with certain products of the portfolio company. The approximate cost and fair value of the royalty contract are $11.5 million and $12.0 million, respectively.
(23)Hercules Adviser LLC is owned by Hercules Capital Management LLC and presented with Hercules Partner Holdings, LLC which are both wholly owned by the Company. Please refer to “Note 1 – Description of Business” for additional disclosure.
(24)Denotes investment in a non-voting security in the form of an earnout interest. The terms of the security provide the Company with contractual rights to receive approximately 12.48% of contingent earnout payments from the portfolio company to the earnout holders. As of March 31, 2026, the approximate cost and fair value of the earnout interest is $5.2 million and $0.7 million, respectively.
(25)Denotes investment in a SAFE (Simple Agreement for Future Equity). The terms of the SAFE provide the Company with preferred stock in the event of an equity financing before the termination of the SAFE. As of March 31, 2026, the approximate cost and fair value of the SAFE is $0.1 million.
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
Defense Technologies
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

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Viridian Therapeutics, Inc.	Equity	11/6/2023	Common Stock	32,310	$400	$1,005	(4)(10)
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	52,202	2,945	209	(4)
Subtotal: Drug Discovery & Development (0.98%)*					29,128	21,774
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	348
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	624
Subtotal: Electronics & Computer Hardware (0.04%)*					2,150	972
Healthcare Services, Other
Carbon Health Technologies, Inc.	Equity	3/30/2021	Common Stock	390,809	1,910	—
Click Therapeutics, Inc.	Equity	5/20/2024	Common Stock	560,000	1,662	2,074	(15)
Curana Health Holdings, LLC	Equity	5/13/2024	Common Units	1,114,380	2,500	3,664
Main Street Rural, Inc.	Equity	10/28/2024	Preferred Series D	496	874	1,166
NH Holdings 2025 SPV, L.P.	Equity	6/21/2024	Common Units	339,806	1,848	2,439
Strive Health Holdings, LLC	Equity	6/27/2025	Common Units	82,043	599	814
WellBe Senior Medical, LLC	Equity	6/10/2024	Common Units	181,163	1,600	1,762
Subtotal: Healthcare Services, Other (0.54%)*					10,993	11,919
Information Services
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	3,200
Subtotal: Information Services (0.14%)*					3,825	3,200
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	—	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	218	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	218
Orchestra BioMed Holdings, Inc.	Equity	8/4/2025	Common Stock	363,636	1,000	1,509	(4)
Subtotal: Medical Devices & Equipment (0.08%)*					1,250	1,727
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	7
	Equity	6/26/2015	Preferred Series D-2	497,767	7	102
Total Achronix Semiconductor Corporation				775,762	167	109
Subtotal: Semiconductors (0.00%)*					167	109
Space Technologies
Stoke Space Technologies, Inc.	Equity	9/23/2025	Preferred Series D	43,867	1,406	1,256
Subtotal: Space Technologies (0.06%)*					1,406	1,256
Sustainable and Renewable Technology
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	106
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	397

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
SUNation Energy, Inc.	Equity	12/10/2020	Common Stock	3	$3,153	$—	(4)
Subtotal: Sustainable and Renewable Technology (0.02%)*					10,153	503
System Software(27)
Armis, Inc.	Equity	10/18/2024	Preferred Series D	294,213	2,000	3,860	(16)
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	330	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	919	(5)(10)
Total Contentful Global, Inc.				149,500	638	1,249
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	125
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	4,190
	Equity	8/24/2017	Preferred Series 3	93,620	300	873
Total Druva Holdings, Inc.				552,461	1,300	5,063
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	19
Subtotal: System Software (0.47%)*					8,487	10,316
Total: Equity Investments (6.27%)*					$165,928	$139,010
Warrant Investments
Application Software(27)
Annex Cloud	Warrant	6/5/2025	Common Units	50,000	$—	$—
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	448	207
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	401
Brain Corporation	Warrant	10/4/2021	Common Stock	435,396	215	81
Carbyne, Inc.	Warrant	2/24/2025	Ordinary Shares	11,408	24	460
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	811	(5)(10)
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	26	75	(5)(10)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	770,838	461	864
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	41
Distributed Creation Inc.	Warrant	4/21/2025	Common Stock	104,622	180	248
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	440
Earnix, Inc.	Warrant	6/6/2024	Common Stock	20,762	220	283
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	612,166	739	220
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	1
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	110
Funnel Holding AB (publ)	Warrant	10/24/2025	Common Stock	485,385	46	47	(5)(10)
Imagen Technologies, Inc.	Warrant	11/26/2025	Preferred Series C-3-VI	311,570	110	92	(6)
Kore.ai, Inc.	Warrant	3/31/2023	Preferred Series C	64,293	208	104
Leapwork ApS	Warrant	1/23/2023	Common Stock	93,211	39	33	(5)(10)(12)
Mango Technologies, Inc.	Warrant	8/15/2025	Common Stock	75,825	401	410
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	331
Pindrop Security, Inc.	Warrant	6/26/2024	Common Stock	134,542	494	320	(15)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	$215	$609
Simon Data, Inc.	Warrant	3/22/2023	Common Stock	77,934	96	7	(12)
Sisense Ltd.	Warrant	6/8/2023	Ordinary Shares	321,956	174	44	(5)(10)
Suzy, Inc.	Warrant	8/24/2023	Common Stock	292,936	367	182	(6)(15)
Tipalti Solutions Ltd.	Warrant	3/22/2023	Ordinary Shares	509,753	360	255	(10)(16)
	Warrant	3/27/2025	Ordinary Shares	473,266	136	83	(16)
Total Tipalti Solutions Ltd.				983,019	496	338
Ushur, Inc.	Warrant	6/5/2025	Common Stock	1,603,911	265	183	(6)(15)
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	2	(15)
ZeroEyes, Inc.	Warrant	5/6/2025	Common Stock	26,422	132	34	(6)(15)
Subtotal: Application Software (0.31%)*					8,465	6,978
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Preferred Series C	75,567	36	31
Antheia, Inc.	Warrant	8/29/2025	Common Stock	2,023,810	1,601	2,547
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	461	62	(12)
Subtotal: Biotechnology Tools (0.12%)*					2,098	2,640
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	486,097	242	—	(12)
Subtotal: Communications & Networking (0.00%)*					242	—
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	17	713
Subtotal: Consumer & Business Products (0.03%)*					245	713
Consumer & Business Services
Altumint, Inc.	Warrant	10/31/2024	Common Stock	1,701	126	155	(15)
AppDirect, Inc.	Warrant	9/22/2025	Common Stock	87,938	228	188
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	232	(5)(10)
	Warrant	2/13/2024	Preferred Series D-4	109,257	20	62	(5)(10)
Total Carwow LTD				283,420	184	294
Finix Payments, Inc.	Warrant	12/17/2025	Preferred Series C	525,583	38	38	(6)
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	—
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	11	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	7
Peek Travel, Inc.	Warrant	10/28/2025	Common Stock	60,169	157	163
Plentific Ltd	Warrant	10/3/2023	Ordinary Shares	27,298	60	24	(5)(10)
Provi	Warrant	12/22/2022	Common Stock	117,042	166	12	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	—	(15)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,604,724	1,242	5,096	(12)(16)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	$57	$2
	Warrant	8/23/2019	Preferred Series B	444,444	83	—
Total Skyword, Inc.				2,051,587	140	2
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	—
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	—
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	—
Total Snagajob.com, Inc.				3,611,537	860	—
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	343,497	985	1,214
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	4	(12)
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	55	(5)(10)
	Warrant	8/27/2021	Preferred Series E	1,868	26	—	(5)(10)
Total Worldremit Group Limited				79,083	155	55
Subtotal: Consumer & Business Services (0.33%)*					5,112	7,263
Defense Technologies
Saronic Technologies, Inc.	Warrant	6/9/2025	Preferred Series C	109,757	726	1,094	(6)(15)
Subtotal: Defense Technologies (0.05%)*					726	1,094
Drug Discovery & Development
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	61,004	1,290	5,765	(4)(10)(12)
Beren Therapeutics P.B.C.	Warrant	10/8/2025	Preferred Series A+	67,923	102	117	(6)
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	65	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	—	(4)
COMPASS Pathways plc	Warrant	6/30/2023	Ordinary Shares	75,376	278	127	(4)(5)(10)
Curevo, Inc.	Warrant	6/9/2023	Common Stock	95,221	233	272	(15)
enGene, Inc.	Warrant	12/22/2023	Common Stock	43,689	118	170	(4)(5)(10)
Heron Therapeutics, Inc.	Warrant	8/9/2023	Common Stock	238,095	228	67	(4)(15)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	16	(4)(10)(15)
Madrigal Pharmaceuticals, Inc.	Warrant	5/9/2022	Common Stock	13,229	570	4,669	(4)(10)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	180	(4)(10)(12)(15)(16)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	10	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	—	(4)
SynOx Therapeutics Limited	Warrant	4/18/2024	Preferred Series B	251,195	83	84	(5)(10)
TG Therapeutics, Inc.	Warrant	12/30/2021	Common Stock	117,168	721	1,311	(4)(10)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	61
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	46,424	510	8	(4)
Subtotal: Drug Discovery & Development (0.58%)*					5,965	12,922
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	30	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,503	34	61

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	$557	$386
Subtotal: Electronics & Computer Hardware (0.02%)*					692	477
Healthcare Services, Other
Belong Health, Inc.	Warrant	11/13/2025	Common Stock	1,933,102	400	238	(6)
Curana Health Holdings, LLC	Warrant	1/4/2024	Common Units	447,410	156	718
Modern Life, Inc.	Warrant	3/30/2023	Common Stock	63,202	229	70
Octave Health Group, Inc.	Warrant	11/28/2025	Common Stock	225,310	168	175	(6)
Recover Together, Inc.	Warrant	7/3/2023	Common Stock	194,830	382	50
Strive Health Holdings, LLC	Warrant	9/28/2023	Common Units	129,400	278	501	(15)
Vida Health, Inc.	Warrant	3/28/2022	Preferred Series E	192,431	121	48
Subtotal: Healthcare Services, Other (0.08%)*					1,734	1,800
Information Services
NetBase Quid, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	—
Signal Media Limited	Warrant	6/29/2022	Common Stock	129,638	57	—	(5)(10)
Subtotal: Information Services (0.00%)*					413	—
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	185
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	—
VulcanForms Inc.	Warrant	1/30/2025	Common Stock	83,262	37	64
Subtotal: Manufacturing Technology (0.01%)*					1,102	249
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	369,370	67	32
Subtotal: Media/Content/Info (0.00%)*					67	32
Medical Devices & Equipment
Orchestra BioMed Holdings, Inc.	Warrant	11/6/2024	Common Stock	167,831	216	299	(4)(6)(15)
Senseonics Holdings, Inc.	Warrant	9/8/2023	Common Stock	51,635	276	75	(4)
Sight Sciences, Inc.	Warrant	1/22/2024	Common Stock	113,247	363	385	(4)(6)(12)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	—	(4)
Subtotal: Medical Devices & Equipment (0.03%)*					916	759
Semiconductors
Achronix Semiconductor Corporation	Warrant	1/11/2017	Preferred Series D-2	250,000	92	49
Subtotal: Semiconductors (0.00%)*					92	49
Space Technologies
HawkEye 360, Inc.	Warrant	12/18/2025	Common Stock	40,912	263	283
Loft Orbital Solutions Inc.	Warrant	9/10/2025	Common Stock	22,688	185	184
Stoke Space Technologies, Inc.	Warrant	6/16/2025	Common Stock	99,497	990	2,301	(6)(15)
Subtotal: Space Technologies (0.12%)*					1,438	2,768
Sustainable and Renewable Technology

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	$52	$45
Electric Hydrogen Co.	Warrant	3/27/2024	Common Stock	246,618	507	100	(15)
Tidal Vision Products, Inc.	Warrant	10/10/2025	Common Stock	48,491	232	174	(6)
Subtotal: Sustainable and Renewable Technology (0.01%)*					791	319
System Software(27)
Akeyless Security Ltd.	Warrant	8/4/2025	Ordinary Shares	87,917	68	47	(5)(10)
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	1
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	—
Coronet Cyber Security Ltd.	Warrant	9/26/2024	Ordinary Shares	39,183	254	25
Dragos, Inc.	Warrant	6/28/2023	Common Stock	57,528	1,575	970
Harness, Inc.	Warrant	3/12/2024	Common Stock	193,618	534	1,446
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series LB-2	86,984	131	38
Morphisec Information Security 2014 Ltd.	Warrant	10/1/2024	Ordinary Shares	200,115	104	58	(5)(10)
Scylla DB Ltd.	Warrant	7/24/2025	Ordinary Shares	159,684	52	59	(5)(10)
Semperis Technologies Inc.	Warrant	4/23/2024	Common Stock	193,264	446	455
Subtotal: System Software (0.14%)*					3,352	3,099
Total: Warrant Investments (1.86%)*					$33,450	$41,162
Total Investments in Securities (201.24%)*					$4,463,328	$4,459,584

Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			$2,906	$5,408	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			1,349	1,291	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.30%)*					4,255	6,699
System Software(27)
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			385	364	(5)(10)
Subtotal: System Software (0.02%)*					385	364
Total: Investment Funds & Vehicles Investments (0.32%)*					$4,640	$7,063
Total Investments before Cash & Cash Equivalents (201.56%)*					$4,467,968	$4,466,647

Cash & Cash Equivalents
GS Financial Square Government Fund	Cash & Cash Equivalents		FGTXX/38141W273		$10,250	$10,250
Total: Investments in Cash & Cash Equivalents (0.46%)*					$10,250	$10,250
Total: Investments after Cash & Cash Equivalents (202.02%)*					$4,478,218	$4,476,897

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
(6)Denotes that all or a portion of the investment in this portfolio company is held by Hercules SBIC V, L.P., the Company's wholly owned small business investment company.
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
(24)Denotes investment in a non-voting security in the form of an earnout interest. The terms of the security provide the Company with contractual rights to receive approximately 12.48% of contingent earnout payments from the portfolio company to the earnout holders. As of December 31, 2025, the approximate cost and fair value of the earnout interest is $5.2 million and $3.7 million, respectively.
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
The Company formed Hercules Capital Management LLC and Hercules Adviser LLC (the “Adviser Subsidiary”) in 2020 as wholly owned Delaware limited liability company subsidiaries. The Company was granted no-action relief by the staff of the Securities and Exchange Commission (“SEC”) to allow the Adviser Subsidiary to register as a registered investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The Adviser Subsidiary provides investment advisory and related services to investment vehicles (“Adviser Funds”) owned by one or more unrelated third-party investors (“External Parties”). The Adviser Subsidiary is owned by Hercules Capital Management LLC and collectively held and presented with Hercules Partner Holdings, LLC, which separately wholly owns the general partnership interests to each of the Adviser Funds.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated interim financial statements have been prepared in accordance with U.S. GAAP for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025. The year-end Consolidated Statements of Assets and Liabilities data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The Company’s functional currency is U.S. dollars (“USD”) and these consolidated financial statements have been prepared in that currency.

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
The Company's Consolidated Financial Statements included the accounts of the securitization trust, a VIE, formed in 2022 in conjunction with the issuance of the 2031 Asset-Backed Notes (as defined in “Note 5 – Debt”). The assets of the Company's consolidated securitization VIE are restricted to be used to settle obligations of its consolidated securitization VIE, which are disclosed parenthetically on the Consolidated Statements of Assets and Liabilities. The liabilities are the only obligations of its consolidated securitization VIE, and the creditors (or beneficial interest holders) do not have recourse to the Company's general credit.

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
Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated a group of the Company’s executive officers and senior employees to serve as the Board’s “valuation designee” (such group of executive officers and senior employees are referred to herein as the “Valuation Committee”). As of March 31, 2026, approximately 97.8% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Company's Valuation Committee and approved by the Board. Fair value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Valuation Committee, as valuation designee of the Board. The Company’s investments are carried at fair value in accordance with Rule 2a-5 under the 1940 Act and ASC Topic 946. Given the Company's investment strategy, nature of investments, and types of businesses in which it invests, substantially all of the Company’s investments are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to the valuation guidelines approved by the Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market values, the fair value of the Company’s investments may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.
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
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consist solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value. As of March 31, 2026, the Company held $87 thousand (Cost basis $88 thousand) of foreign cash. As of December 31, 2025, the Company held $113 thousand (Cost basis $113 thousand) of foreign cash. Foreign cash includes the value of foreign currencies held and translated using the prevailing foreign exchange rates on the reporting date. Restricted cash includes amounts that are held as collateral securing certain of the Company’s financing transactions, including amounts held in a securitization trust by trustees related to its 2031 Asset-Backed Notes (refer to “Note 5 – Debt”).
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
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, and operating lease liability obligations in our Consolidated Statements of Assets and Liabilities. The Company recognizes a ROU asset and an operating lease liability for all leases, with the exception of short-term leases which have a term of 12 months or less. ROU assets represent the right to use an underlying asset for the lease term and operating lease liability obligations represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. The Company has lease agreements with lease and non-lease components and has separated these components when determining the ROU assets and the related lease liabilities. The Company uses the implicit rate when readily determinable. As most of the Company’s leases do not provide an implicit rate, the Company estimated its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company considers the general economic environment and its credit rating and factors in various financing and asset specific adjustments to ensure the discount rate applied is appropriate to the intended use of the underlying lease. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. See “Note 11 – Commitments and Contingencies”.
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
The Company has elected to be treated as a RIC under Subchapter M Part I of the Code. To qualify as a RIC, the Company is required to meet certain income and asset tests in addition to distributing dividends of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for distributions paid, to its stockholders. See “Item 1. Business - Certain United States Federal Income Tax Considerations” included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on February 12, 2026 for additional information.
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
Comprehensive Income
The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income for the three months ended March 31, 2026 or 2025. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.
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
Segments
The Company has determined that it has a single operating segment in accordance with Topic 280, Segment Reporting (“ASC 280”). Our Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). While the Company lends to and separately evaluates the performance of each portfolio company in which it invests across various technology-related industries including application software, drug discovery and development, other healthcare services, system software, and consumer & business services, the Company and the CODM evaluate and monitor performance of the business on an aggregated basis. Further, each investment is evaluated and managed using similar processes and shared operations support functions such as deal origination, underwriting, documentation, loan and compliance administration in addition to administrative functions of human resources, legal, finance and information technology.
The CODM uses our consolidated net investment income and net increase (decrease) in net assets resulting from operations as reported in the Consolidated Statements of Operations to assess the Company’s performance and when allocating resources. Net investment income is comprised of consolidated total investment income (“segment revenues”) and consolidated total net operating expenses (“significant segment expenses”), which are considered the key segment measures of profit or loss received by the CODM. The information and operating expense categories included in the Company’s Consolidated Statement of Operations are fully reflective of the significant expense categories and amounts that are regularly provided to the CODM.

3. Fair Value of Financial Instruments
The Company values financial instruments in accordance with ASC 820, using the techniques and approaches outlined in the Company's valuation guidelines, which are approved by the Board. During the periods ended March 31, 2026 and December 31, 2025, there were no changes to the Company’s valuation techniques or approaches as described herein.
Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2026 and December 31, 2025.

(in thousands)	Balance as of March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash and cash equivalents
Money Market Fund(1)	$8,080	$8,080	$—	$—

Other assets and liabilities
Escrow Receivables	$114	$—	$—	$114
Accounts Payable and Accrued Liabilities	(86)	—	—	(86)

Investments
Senior Secured Debt	$4,469,019	$—	$—	$4,469,019
Unsecured Debt	71,126	—	—	71,126
Preferred Stock	53,449	—	—	53,449
Common Stock(2)	78,659	19,575	—	59,084
Warrants	42,507	—	11,631	30,876
	$4,714,760	$19,575	$11,631	$4,683,554
Investment Funds & Vehicles measured at Net Asset Value(3)	7,227
Total Investments, at fair value	$4,721,987
Derivative Instruments(4)	522
Total Investments including cash and cash equivalents and derivative instruments	$4,730,589

(in thousands)	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash and cash equivalents
Money Market Fund(1)	$10,250	$10,250	$—	$—

Other assets and liabilities
Escrow Receivables	$168	$—	$—	$168
Accounts Payable and Accrued Liabilities	(87)	$—	$—	(87)

Investments
Senior Secured Debt	$4,209,798	$—	$—	$4,209,798
Unsecured Debt	69,614	—	—	69,614
Preferred Stock	52,735	—	—	52,735
Common Stock(2)	86,275	21,555	—	64,720
Warrants	41,162	—	13,101	28,061
	$4,459,584	$21,555	$13,101	$4,424,928
Investment Funds & Vehicles measured at Net Asset Value(3)	7,063
Total Investments, at fair value	$4,466,647
Derivative Instruments(4)	50
Total Investments including cash and cash equivalents and derivative instruments	$4,476,947
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

The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2026 and 2025.

(in thousands)	Balance as of January 1, 2026	Net Realized Gains (Losses)(1)	Net Change in Unrealized Appreciation (Depreciation)(2)	Purchases(5)	Capitalized PIK Interest	Sales	Repayments(6)	Gross Transfers into Level 3(3)*	Gross Transfers out of Level 3(3)*	Balance as of March 31, 2026

Investments
Senior Secured Debt	$4,209,798	$—	$(34,788)	$524,980	$11,879	$(7,500)	$(235,350)	$—	$—	$4,469,019
Unsecured Debt	69,614	—	(2,391)	3,036	867	—	—	—	—	71,126
Preferred Stock	52,735	77	(3,148)	6,056	—	(2,271)	—	—	—	53,449
Common Stock	64,720	(1,910)	(4,074)	648	—	(300)	—	—	—	59,084
Warrants	28,061	(68)	1,920	1,012	—	(49)	—	—	—	30,876
Other Assets and Liabilities
Escrow Receivables	168	(33)	—	22	—	(43)	—	—	—	114
Accounts Payable and Accrued Liabilities	(87)	—	—	1	—	—	—	—	—	(86)
Total	$4,425,009	$(1,934)	$(42,481)	$535,755	$12,746	$(10,163)	$(235,350)	$—	$—	$4,683,582

(in thousands)	Balance as of January 1, 2025	Net Realized Gains (Losses)(1)	Net Change in Unrealized Appreciation (Depreciation)(2)	Purchases(5)	Capitalized PIK Interest	Sales	Repayments(6)	Gross Transfers into Level 3(4)*	Gross Transfers out of Level 3(4)*	Balance as of March 31, 2025
Investments
Senior Secured Debt	$3,419,044	$(48)	$(25,181)	$416,157	$12,673	$—	$(148,147)	$—	$—	$3,674,498
Unsecured Debt	75,557	—	65	63	1,273	—	—	—	(12,222)	64,736
Preferred Stock	53,802	—	(3,953)	2,813	—	—	—	—	—	52,662
Common Stock	44,593	(670)	(2,014)	—	—	(331)	—	17,316	—	58,894
Warrants	21,823	(63)	(1,527)	352	—	—	—	—	—	20,585
Other Assets and Liabilities
Escrow and Other Investment Receivables	152	56	—	1,814	—	(56)	—	—	—	1,966
Accounts Payable and Accrued Liabilities	(1,012)	—	358	44	—	(362)	—	—	—	(972)
Total	$3,613,959	$(725)	$(32,252)	$421,243	$13,946	$(749)	$(148,147)	$17,316	$(12,222)	$3,872,369
* The Company recognizes transfers as of the transaction date.
(1)Included in net realized gains (losses) in the accompanying Consolidated Statements of Operations.
(2)Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)There were no transfers into or out of Level 3 during the three months ended March 31, 2026.
(4)Transfers out of Level 3 during the three months ended March 31, 2025 related to the conversion of the Company's Level 3 debt investments in the Adviser Subsidiary and Carbon Health Technologies, Inc., into common stock Level 3 investments. Transfers into Level 3 during the three months ended March 31, 2025 included the conversion of 23andMe, Inc. Level 1 common stock into Level 3 common stock due to bankruptcy and delisting.
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

(in millions)	Three Months Ended March 31,
	2026	2025
Debt investments	$(33.4)	$(23.4)
Preferred stock	(3.1)	(4.0)
Common stock	(6.0)	(2.3)
Warrant investments	1.9	(1.6)

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation guidelines, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level 3 Debt Investments	Fair Value as of March 31, 2026 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(2)
Pharmaceuticals	$721,599	Market Comparable Companies	Hypothetical Market Yield	9.40% - 17.06%	11.90%
			Premium/(Discount)	(2.00%) - 2.00%	(0.81%)

Technology	1,719,485	Market Comparable Companies	Hypothetical Market Yield	9.39% - 18.84%	12.96%
			Premium/(Discount)	(2.75%) - 6.00%	0.04%
	29,462	Convertible Note Analysis	Probability weighting of alternative outcomes	5.00% - 95.00%	90.46%
	24,889	Liquidation(3)	Probability weighting of alternative outcomes	5.00% - 95.00%	61.59%

Medical Devices	74,905	Market Comparable Companies	Hypothetical Market Yield	12.45% - 13.98%	13.42%
			Premium/(Discount)	(0.25%) - 0.50%	0.11%

Lower Middle Market	894,810	Market Comparable Companies	Hypothetical Market Yield	10.89% - 20.07%	13.91%
			Premium/(Discount)	(1.50%) - 4.50%	0.21%
Debt Investments for which Cost Approximates Fair Value
	479,165	Debt Investments originated within 6 months
	348,464	Imminent Payoffs(4)
	206,075	Debt Investments Maturing in Less than One Year
	41,291	Debt Investments in Wholly-Owned Subsidiaries
	$4,540,145	Total Level 3 Debt Investments
Escrow Receivables	114	Expected Proceeds
Accounts Payable and Accrued Liabilities	(86)	Liquidation(3)	Probability weighting of alternative outcomes	10.00% - 50.00%	44.84%
	$4,540,173	Total Level 3 Debt Investments and Other Assets (Liabilities)
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
Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries noted above as follows:
•Pharmaceuticals, above, is comprised of debt investments in the “Biotechnology Tools” and “Drug Discovery & Development” industries.
•Technology, above, is comprised of debt investments in the “Application Software”, “Communications & Networking”, “Consumer & Business Services”, “Defense Technologies”, “Electronics & Computer Hardware”, “Healthcare Services, Other”, “Information Services”, “Manufacturing Technology”, “Space Technologies”, and “System Software” industries.
•Medical Devices, above, is comprised of debt investments in the “Medical Devices & Equipment” industry.
•Lower Middle Market, above, is comprised of debt investments in the “Application Software”, “Consumer & Business Products”, “Consumer & Business Services”, “Diversified Financial Services”, “Healthcare Services, Other”, and “Sustainable and Renewable Technology” industries.
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

Investment Type - Level 3 Debt Investments	Fair Value as of December 31, 2025 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(2)
Pharmaceuticals	$777,671	Market Comparable Companies	Hypothetical Market Yield	9.01% - 15.39%	11.97%
			Premium/(Discount)	(2.50%) - 2.00%	(0.34%)

Technology	1,779,826	Market Comparable Companies	Hypothetical Market Yield	9.58% - 17.46%	12.30%
			Premium/(Discount)	(1.50%) - 4.50%	0.22%
	30,986	Convertible Note Analysis	Probability weighting of alternative outcomes	1.00% - 70.00%	51.23%
	73,268	Liquidation(3)	Probability weighting of alternative outcomes	10.00% - 90.00%	76.29%

Sustainable and Renewable Technology	30,201	Market Comparable Companies	Hypothetical Market Yield	15.89% - 16.25%	16.04%
			Premium/(Discount)	0.75% - 0.75%	0.75%

Medical Devices	74,771	Market Comparable Companies	Hypothetical Market Yield	12.18% - 14.21%	13.36%
			Premium/(Discount)	(0.25%) - 0.50%	0.11%

Lower Middle Market	814,412	Market Comparable Companies	Hypothetical Market Yield	10.30% - 18.73%	13.60%
			Premium/(Discount)	(0.50%) - 4.00%	0.60%
Debt Investments for which Cost Approximates Fair Value
	403,710	Debt Investments originated within 6 months
	7,711	Imminent Payoffs(4)
	248,601	Debt Investments Maturing in Less than One Year
	38,255	Debt Investments in Wholly-Owned Subsidiaries
	$4,279,412	Total Level 3 Debt Investments
Escrow Receivables	168	Expected Proceeds
Accounts Payable and Accrued Liabilities	(87)	Liquidation(3)	Probability weighting of alternative outcomes	10.00% - 50.00%	44.84%
	$4,279,493	Total Level 3 Debt Investments and Other Assets (Liabilities)
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

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of March 31, 2026 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(5)
Equity Investments	$46,476	Market Comparable Companies	Revenue Multiple(2)	0.1x - 9.2x	3.1x
			Tangible Book Value Multiple(2)	1.6x - 1.6x	1.6x
			Discount for Lack of Marketability(3)	14.80% - 91.85%	27.83%
	12,236	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(92.01%) - 1.35%	(22.88%)
	46,127	Discounted Cash Flow	Discount Rate(7)	11.29% - 35.31%	32.99%
	7,694	Other(6)
Warrant Investments	17,501	Market Comparable Companies	Revenue Multiple(2)	0.5x - 12.7x	3.7x
			Discount for Lack of Marketability(3)	14.80% - 35.70%	25.15%
	11,967	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(65.94%) - 102.93%	18.43%
	1,408	Other(6)
Total Level 3 Equity and Warrant Investments	$143,409
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
(5)Weighted averages are calculated based on the fair market value of each investment.
(6)The fair market value of these investments is derived based on recent private market and merger and acquisition transaction prices.
(7)The discount rate used is based on current portfolio yield adjusted for uncertainty of actual performance and timing in capital deployments.

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of December 31, 2025 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(5)
Equity Investments	$48,874	Market Comparable Companies	Revenue Multiple(2)	0.1x - 12.3x	4.5x
			Tangible Book Value Multiple(2)	1.7x - 1.7x	1.7x
			Discount for Lack of Marketability(3)	9.44% - 92.30%	26.25%
	7,702	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(89.31%) - 70.57%	(7.13%)
	51,250	Discounted Cash Flow	Discount Rate(7)	11.14% - 33.18%	30.09%
	9,629	Other(6)
Warrant Investments	19,318	Market Comparable Companies	Revenue Multiple(2)	0.3x - 13.0x	5.5x
			Discount for Lack of Marketability(3)	13.28% - 36.40%	26.90%
	8,283	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(60.90%) - 87.40%	26.66%
	460	Other(6)
Total Level 3 Equity and Warrant Investments	$145,516
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
The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Market Quotations (Level 2)*
SBA Debentures (1)	$341,301	$333,445	$—	$—	$333,445	$—
September 2026 Notes	324,548	321,090	—	321,090	—	0.988
January 2027 Notes	348,928	344,127	—	344,127	—	0.983
2028 Convertible Notes	281,076	280,152	—	280,152	—	0.974
February 2029 Notes	294,267	294,756	—	294,756	—	0.983
June 2030 Notes	343,104	344,617	—	344,617	—	0.985
2031 Asset-Backed Notes	64,466	63,325	—	63,325	—	0.982
2033 Notes (2)	39,178	39,648	—	39,648	—	0.991
MUFG Bank Facility (3)	220,000	220,000	—	—	220,000	—
SMBC Facility (3)	282,164	282,307	—	—	282,307	—
Total	$2,539,032	$2,523,467	$—	$1,687,715	$835,752
* Level 2 market quotations are the observable market quotations per dollar at par value on the last trading day of the quarter ended March 31, 2026.
(1)The fair values of the SBA debentures (as defined in "Note 5 - Debt") are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms.
(2)As of March 31, 2026, the 2033 Notes (as defined in “Note 5 - Debt”) were trading on the New York Stock Exchange (“NYSE”) at $24.78 per unit at par value. The par value at underwriting for the 2033 Notes was $25.00 per unit.
(3)The fair values of the outstanding debt under the MUFG Bank Facility and the SMBC Facility (each as defined in “Note 5 - Debt”) are equal to their outstanding principal balances as of March 31, 2026.

(in thousands)	December 31, 2025
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2) (1)	Unobservable Inputs (Level 3) (2)
SBA Debentures	$341,012	$335,905	$—	$—	$335,905
March 2026 A Notes	49,984	50,615	—	—	50,615
March 2026 B Notes	49,983	50,627	—	—	50,627
September 2026 Notes	324,302	320,186	—	—	320,186
January 2027 Notes	348,596	346,365	—	—	346,365
2028 Convertible Notes	280,412	286,870	—	286,870	—
June 2030 Notes	342,694	352,274	—	—	352,274
2031 Asset-Backed Notes	64,530	63,486	—	63,486	—
2033 Notes	39,151	40,784	—	40,784	—
MUFG Bank Facility (3)	168,000	168,000	—	—	168,000
SMBC Facility (3)	277,780	277,934	—	—	277,934
Total	$2,286,444	$2,293,046	$—	$391,140	$1,901,906
(1)The Company estimated the fair value of its debt instruments classified within Level 2 using observable market quotations on the last trading day of the quarter ended December 31, 2025. Based on such market quotations, the 2031 Asset-Backed Notes were quoted for 0.982 and the

2028 Convertible Notes were quoted for 0.998 per dollar at par value. As of December 31, 2025, the 2033 Notes were trading on the NYSE at $25.49 per unit at par value. The par value at underwriting for the 2033 Notes was $25.00 per unit.
(2)As of December 31, 2025, the fair values of the SBA debentures, March 2026 A Notes, March 2026 B Notes, September 2026 Notes, January 2027 Notes, and June 2030 Notes (each as defined in “Note 5 - Debt”) are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms.
(3)The fair values of the outstanding debt under the MUFG Bank Facility and the SMBC Facility are equal to their outstanding principal balances as of December 31, 2025.

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
The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three months ended March 31, 2026 and 2025.

(in thousands)			Three Months Ended March 31, 2026
Portfolio Company(1)	Type	Fair Value as of March 31, 2026	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$158	$—	$—	$(60)	$—
Gibraltar Acquisition LLC(2)	Control	62,167	1,128	35	213	—
Hercules Adviser LLC(3)	Control	44,137	2,101	—	(2,137)	—
Tectura Corporation	Control	9,786	170	—	445	—
Total Control Investments		$116,248	$3,399	$35	$(1,539)	$—

(in thousands)			Three Months Ended March 31, 2025
Portfolio Company(1)	Type	Fair Value as of March 31, 2025	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$47	$—	$—	$(22)	$—
Gibraltar Acquisition LLC(2)	Control	58,900	1,567	39	(941)	—
Hercules Adviser LLC(3)	Control	45,017	1,900	—	2,827	—
Tectura Corporation	Control	11,770	170	—	113	—
Total Control Investments		$115,734	$3,637	$39	$1,977	$—
(1)In accordance with Rules 3-09, 4-08(g), and Rule 10-01(b)(1) of Regulation S-X, (“Rule 3-09”, “Rule 4-08(g)”, and “Rule 10-01(b)(1)”, respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of March 31, 2026 and March 31, 2025, there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.
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

Portfolio Composition
The following table shows the fair value of the Company’s portfolio of investments by asset class as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026		December 31, 2025
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$4,469,019	94.6%	$4,209,798	94.2%
Unsecured Debt	71,126	1.5%	69,614	1.6%
Preferred Stock	53,449	1.1%	52,735	1.2%
Common Stock	78,659	1.7%	86,275	1.9%
Warrants	42,507	0.9%	41,162	0.9%
Investment Funds & Vehicles	7,227	0.2%	7,063	0.2%
Total	$4,721,987	100.0%	$4,466,647	100.0%
A summary of the Company’s investment portfolio, at value, by geographic location as of March 31, 2026 and December 31, 2025 is shown as follows:

(in thousands)	March 31, 2026		December 31, 2025
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$4,249,172	90.0%	$4,035,927	90.4%
United Kingdom	152,389	3.2%	118,031	2.7%
Netherlands	115,004	2.4%	117,344	2.6%
Israel	66,148	1.4%	67,280	1.5%
Germany	49,417	1.1%	50,386	1.1%
Switzerland	47,763	1.0%	35,504	0.8%
Canada	18,432	0.4%	16,841	0.4%
Sweden	18,395	0.4%	18,244	0.4%
Ireland	4,770	0.1%	4,729	0.1%
Singapore	—	0.0%	1,827	0.0%
Other(1)	497	0.0%	534	0.0%
Total	$4,721,987	100.0%	$4,466,647	100.0%
(1)Effective March 31, 2026, the Company’s investment portfolio based in Denmark has been consolidated with “Other”. Prior year amounts have been reclassified to conform to the current presentation.

The following table shows the fair value of the Company’s portfolio by industry sector as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026		December 31, 2025
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Application Software	$1,113,788	23.6%	$1,087,954	24.3%
Drug Discovery & Development	1,089,920	23.1%	1,039,712	23.3%
Healthcare Services, Other	890,720	18.9%	838,508	18.8%
System Software	507,172	10.7%	472,144	10.6%
Consumer & Business Services	474,202	10.0%	449,631	10.1%
Defense Technologies	157,631	3.3%	140,458	3.1%
Diversified Financial Services	106,304	2.3%	105,896	2.4%
Medical Devices & Equipment	81,619	1.7%	77,257	1.7%
Electronics & Computer Hardware	66,735	1.4%	66,992	1.5%
Space Technologies	53,167	1.1%	47,816	1.1%
Consumer & Business Products	42,187	0.9%	8,810	0.2%
Sustainable and Renewable Technology	35,804	0.8%	35,759	0.8%
Communications & Networking	32,063	0.7%	26,263	0.6%
Information Services	25,634	0.6%	25,889	0.6%
Biotechnology Tools	24,060	0.5%	23,164	0.5%
Manufacturing Technology	20,753	0.4%	20,190	0.4%
Semiconductors	187	0.0%	158	0.0%
Media/Content/Info	31	0.0%	32	0.0%
Drug Delivery	10	0.0%	14	0.0%
Total	$4,721,987	100.0%	$4,466,647	100.0%
No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of March 31, 2026 or December 31, 2025.
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
As of March 31, 2026 and December 31, 2025, the Company’s ten largest portfolio companies represented approximately 26.2% and 28.6%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of March 31, 2026 and December 31, 2025, the Company had seven portfolio companies each, respectively, that represented 5% or more of the Company’s net assets. As of March 31, 2026, the Company had two equity investments which represented approximately 49.2% of the total fair value of the Company's equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. As of December 31, 2025, the Company had two equity investments which represented approximately 48.4% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments.
Investment Collateral
In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. The Company's investments were collateralized as follows as of March 31, 2026 and December 31, 2025:

	Percentage of debt investments (at fair value), as of
	March 31, 2026	December 31, 2025
Senior Secured First Lien
All assets including intellectual property	72.6%	72.8%
All assets with negative pledge on intellectual property	9.1%	9.5%
“Last-out” with security interest in all of the assets	6.9%	7.0%
Total senior secured first lien position	88.6%	89.3%
Second lien	9.8%	9.1%
Unsecured	1.6%	1.6%
Total debt investments at fair value	100.0%	100.0%
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The following is a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of March 31, 2026 and December 31, 2025:

(in thousands)		Fair Value
Derivative Instrument	Statement Location	March 31, 2026	December 31, 2025
Foreign currency forward contract	Other assets	$522	$50
	Total	$522	$50
Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the three months ended March 31, 2026 and 2025 are in the following locations in the Consolidated Statements of Operations:

(in thousands)		Three Months Ended March 31,
Derivative Instrument	Statement Location	2026	2025
Foreign currency forward contract	Net change in unrealized appreciation (depreciation) - Non-control / Non-affiliate investments	$472	$(840)
	Total	$472	$(840)
Investment Income
The Company’s investment portfolio generates interest, fee, and dividend income. The composition of the Company’s interest income and fee income is as follows:

(in thousands)	Three Months Ended March 31,
	2026	2025
Contractual interest income	$104,082	$87,817
Exit fee interest income	14,698	10,228
PIK interest income	12,914	13,473
Dividend income	2,100	2,400
Other investment income(1)	2,609	1,654
Total interest and dividend income	$136,403	$115,572

Recurring fee income	$2,912	$2,680
Fee income - expired commitments	563	317
Accelerated fee income - early repayments	1,658	942
Total fee income	$5,133	$3,939
(1)Other investment income includes OID interest income and interest recorded on other assets.

As of March 31, 2026 and December 31, 2025, unamortized capitalized fee income was recorded as follows:

(in millions)	March 31, 2026	December 31, 2025
Offset against debt investment cost	$43.6	$42.5
Deferred obligation contingent on funding or other milestone	11.5	9.8
Total Unamortized Fee Income	$55.1	$52.3
As of March 31, 2026 and December 31, 2025, loan exit fees receivable were recorded as follows:

(in millions)	March 31, 2026	December 31, 2025
Included within debt investment cost	$49.5	$48.6
Deferred receivable related to expired commitments	5.9	4.5
Total Exit Fees Receivable	$55.4	$53.1
5. Debt
As of March 31, 2026 and December 31, 2025, the Company had the following available and outstanding debt:

(in thousands)	March 31, 2026			December 31, 2025
	Total Available	Principal Outstanding	Carrying Value(1)	Total Available	Principal Outstanding	Carrying Value(1)
SBA Debentures(2)(4)	$350,000	$350,000	$341,301	$350,000	$350,000	$341,012
March 2026 A Notes	—	—	—	50,000	50,000	49,984
March 2026 B Notes	—	—	—	50,000	50,000	49,983
September 2026 Notes	325,000	325,000	324,548	325,000	325,000	324,302
January 2027 Notes	350,000	350,000	348,928	350,000	350,000	348,596
2028 Convertible Notes	287,500	287,500	281,076	287,500	287,500	280,412
February 2029 Notes	300,000	300,000	294,267	—	—	—
June 2030 Notes	350,000	350,000	343,104	350,000	350,000	342,694
2031 Asset-Backed Notes	64,512	64,512	64,466	64,636	64,636	64,530
2033 Notes	40,000	40,000	39,178	40,000	40,000	39,151
MUFG Bank Facility(2)	440,000	220,000	220,000	440,000	168,000	168,000
SMBC Facility(2)(3)(5)	475,000	282,307	282,164	475,000	277,934	277,780
Total	$2,982,012	$2,569,319	$2,539,032	$2,782,136	$2,313,070	$2,286,444
(1)Except for the SMBC Facility and MUFG Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the debt as of the balance sheet date.
(2)Availability subject to the Company meeting the borrowing base and/or capital commitment requirements.
(3)“Total Available” includes $175.0 million of available commitment through the letter of credit facility as of March 31, 2026 and December 31, 2025.
(4)As of March 31, 2026 and December 31, 2025, the total available debt under the SBA Debentures was $350.0 million, of which $175.0 million was available to HC IV and $175.0 million was available to SBIC V. HC IV and SBIC V have each issued the entire $175.0 million in SBIC Debentures.
(5)In November 2024, the Company amended its SMBC Facility and converted a portion of the existing revolver facility into a term loan facility in connection therewith. As of March 31, 2026, the term loan portion of the SMBC Facility for total available, outstanding principal, and carrying value was $25.0 million, $25.0 million, and $24.9 million respectively. As of December 31, 2025, the term loan portion of the SMBC Facility for total available, outstanding principal, and carrying value was $25.0 million, $25.0 million, and $24.8 million, respectively.

Debt issuance costs, net of accumulated amortization, were as follows as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
SBA Debentures	$8,699	$8,988
March 2026 A Notes	—	16
March 2026 B Notes	—	17
September 2026 Notes	452	698
January 2027 Notes	1,072	1,404
2028 Convertible Notes	6,424	7,088
February 2029 Notes	5,733	—
June 2030 Notes	6,896	7,306
2031 Asset-Backed Notes	46	106
2033 Notes	822	849
MUFG Bank Facility(1)	3,278	3,537
SMBC Facility(1)(2)	2,010	2,214
Total	$35,432	$32,223
(1)The MUFG Bank Facility and SMBC Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.
(2)As part of the November 2024 amendment of the SMBC Facility, the existing revolver facility was split into a revolver facility and a term loan facility. As of March 31, 2026, the debt issuance costs, net of accumulated amortization of the revolver facility is $1.9 million and the term loan is $0.1 million. As of December 31, 2025, the debt issuance costs, net of accumulated amortization of the revolver facility is $2.0 million and the term loan is $0.2 million.
For the three months ended March 31, 2026, the components of interest expense, related fees, losses on debt extinguishment and cash paid for interest expense for debt were as follows:

(in thousands)	Three Months Ended March 31, 2026
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$3,253	$289	$—	$3,542	$6,343
March 2026 A Notes	393	16	—	409	1,125
March 2026 B Notes	398	17	—	415	1,138
September 2026 Notes	2,175	203	—	2,378	4,266
January 2027 Notes	3,079	207	—	3,286	5,906
2028 Convertible Notes	3,725	354	—	4,079	6,828
February 2029 Notes	2,284	174	—	2,458	—
June 2030 Notes	5,441	219	—	5,660	—
2031 Asset-Backed Notes(2)	818	42	—	860	799
2033 Notes	625	27	—	652	625
MUFG Bank Facility	2,663	259	455	3,377	2,316
SMBC Facility	3,292	203	212	3,707	3,050
Total	$28,146	$2,010	$667	$30,823	$32,396
(1)Interest expense includes amortization of OID for the three months ended March 31, 2026, of $42 thousand, $126 thousand, $311 thousand, $99 thousand, $191 thousand, and $19 thousand related to the September 2026 Notes, January 2027 Notes, 2028 Convertible Notes, February 2029 Notes, June 2030 Notes, and 2031 Asset-Backed Notes, respectively.
(2)During the three months ended March 31, 2026, we did not have any loss on debt extinguishment for 2031 Asset-Backed Notes.

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
(1)Interest expense includes amortization of OID for the three months ended March 31, 2025 of $42 thousand, $126 thousand, $68 thousand, and $38 thousand related to the September 2026 Notes, January 2027 Notes, 2028 Convertible Notes, and 2031 Asset-Backed Notes, respectively.
(2)During the three months ended March 31, 2025, the Company has recognized $15 thousand of loss on debt extinguishment for 2031 Asset-Backed Notes.
The overall weighted average interest cost, cost of debt and debt outstanding for the Company for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Weighted average interest cost	4.5%	4.3%
Weighted average cost of debt(1)	5.1%	4.9%
Weighted average debt outstanding	$2,420,380	$1,815,224
(1)Cost of debt includes interest and fees.

As of March 31, 2026 and December 31, 2025, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company's debt.

SBA Debentures
The Company held the following SBA debentures outstanding principal balances as of March 31, 2026 and December 31, 2025:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	March 31, 2026	December 31, 2025
March 26, 2021	September 1, 2031	1.58%	$37,500	$37,500
June 25, 2021	September 1, 2031	1.58%	16,200	16,200
July 28, 2021	September 1, 2031	1.58%	5,400	5,400
August 20, 2021	September 1, 2031	1.58%	5,400	5,400
October 21, 2021	March 1, 2032	3.21%	14,000	14,000
November 1, 2021	March 1, 2032	3.21%	21,000	21,000
November 15, 2021	March 1, 2032	3.21%	5,200	5,200
November 30, 2021	March 1, 2032	3.21%	20,800	20,800
December 20, 2021	March 1, 2032	3.21%	10,000	10,000
December 23, 2021	March 1, 2032	3.21%	10,000	10,000
December 28, 2021	March 1, 2032	3.21%	5,000	5,000
January 14, 2022	March 1, 2032	3.21%	4,500	4,500
January 21, 2022	March 1, 2032	3.21%	20,000	20,000
November 8, 2024	March 1, 2035	5.09%	30,000	30,000
December 6, 2024	March 1, 2035	5.09%	33,600	33,600
December 12, 2024	March 1, 2035	5.09%	8,400	8,400
December 20, 2024	March 1, 2035	5.09%	32,000	32,000
February 5, 2025	March 1, 2035	5.09%	6,000	6,000
March 28, 2025	September 1, 2035	4.66%	10,000	10,000
April 25, 2025	September 1, 2035	4.66%	15,000	15,000
May 9, 2025	September 1, 2035	4.66%	5,000	5,000
June 5, 2025	September 1, 2035	4.66%	17,000	17,000
June 12, 2025	September 1, 2035	4.66%	3,000	3,000
June 25, 2025	September 1, 2035	4.66%	15,000	15,000
Total SBA Debentures			$350,000	$350,000
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
HC IV and SBIC V each received their licenses to operate as an SBIC on October 27, 2020 and July 9, 2024, respectively, and each license has a 10 year term. Each license provides the Company access to up to $175.0 million of capital through the SBA debenture program, subject to maintaining certain capital commitments. HC IV and SBIC V have each issued the entire $175.0 million in SBIC guaranteed debentures. SBA debentures bear fixed interest based on the treasury rate plus a spread applicable for the period the debentures are drawn. HC IV’s investment period concluded on October 27, 2025 and therefore, it will no longer make any future commitments to new portfolio companies. HC IV will only satisfy contractually agreed upon follow-on fundings to existing portfolio companies and may seek to pay-off a portion or all of the outstanding debentures early depending on the available liquidity in HC IV.

The Company's SBICs were in compliance with all SBIC terms, including those pertaining to the SBA debentures as of March 31, 2026 and December 31, 2025. The following table summarizes information related to our SBICs as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
Description	HC IV	SBIC V	HC IV	SBIC V
Number of investments held	39	31	39	28
Fair value of investments (in millions)	$386.7	$281.8	$404.8	$277.6
Percentage of fair value of investments based on the Company's total investment portfolio	8.2%	6.0%	9.1%	6.2%
Tangible assets (in millions)	$396.2	$285.2	$421.2	$283.1
Percentage of tangible assets based on the Company's total assets	8.2%	5.9%	9.2%	6.2%
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
March 2026 A Notes
On November 4, 2020, the Company issued $50.0 million in aggregate principal amount of 4.500% interest-bearing unsecured notes due March 4, 2026 (the “March 2026 A Notes”), unless repurchased in accordance with their terms, to qualified institutional investors in a private placement notes offering. Interest on the March 2026 A Notes was due semiannually. The March 2026 A Notes were the general unsecured obligations of the Company that ranked pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. On March 4, 2026, the Company fully repaid the aggregate outstanding $50.0 million principal and $1.1 million of accrued interest pursuant to the terms of the March 2026 A Notes.
March 2026 B Notes
On March 4, 2021, the Company issued $50.0 million in aggregate principal amount of 4.550% interest-bearing unsecured notes due March 4, 2026 (the “March 2026 B Notes”), unless repurchased in accordance with their terms, to qualified institutional investors in a private placement pursuant note offering. Interest on the March 2026 B Notes was due semiannually. The March 2026 B Notes were the general unsecured obligations of the Company that ranked pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. On March 4, 2026, the Company fully repaid the aggregate outstanding $50.0 million principal and $1.1 million of accrued interest pursuant to the terms of the March 2026 B Notes.

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
Prior to the close of business on the business day immediately preceding March 1, 2028, holders may convert their 2028 Convertible Notes only under certain circumstances set forth in the 2028 Convertible Notes Indenture, dated March 10, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee. On or after March 1, 2028 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2028 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock, subject to an irrevocable settlement method election that may be made by the Company. The conversion rate is initially 46.5631 shares of common stock per $1,000 principal amount of 2028 Convertible Notes (equivalent to an initial conversion price of $21.48 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2028 Convertible Notes in connection with such a corporate event in certain circumstances. As of March 31, 2026, the conversion rate was 46.5631 shares of common stock per $1,000 principal amount of 2028 Convertible Notes or conversion price of $21.48 per share of common stock.
February 2029 Notes
On February 10, 2026, the Company issued $300.0 million in aggregate principal amount of 5.350% interest-bearing unsecured notes due February 10, 2029 (the “February 2029 Notes”), unless repurchased in accordance with the terms of the Tenth Supplemental Indenture, dated February 10, 2026 (the “Tenth Supplemental Indenture”). Interest on the February 2029 Notes is payable semianually in arrears on February 10 and August 10 of each year, commencing August 10, 2026. The February 2029 Notes are general unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company may redeem some or all of the February 2029 Notes at any time, or from time to time, at the redemption price set forth under the terms of the Tenth Supplemental Indenture.
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
Under the terms of the 2031 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2031 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2031 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of March 31, 2026 and December 31, 2025, there was approximately $2.6 million and $2.5 million, respectively, of funds segregated as restricted cash related to the 2031 Asset-Backed Notes. The reinvestment period for 2031 Asset-Backed Notes ended on July 20, 2024, and as a result all principal payments received from portfolio companies are no longer eligible for reinvestment and are utilized to pay down the outstanding principal amount. During the three months ended March 31, 2026, the Company repaid $0.1 million of principal and did not recognize any accelerated debt issuance costs associated with extinguishment of the debt. During the three months ended March 31, 2025 and the year ended December 31, 2025, the Company repaid $2.6 million and $54.8 million of principal, respectively, and accelerated recognition of $15 thousand and $0.2 million, respectively, of debt issuance costs associated with extinguishment of the debt. During the three months ended March 31, 2026 and 2025, this accelerated recognition, if any, is disclosed as “Loss on extinguishment of debt” in the Consolidated Statements of Operations.
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
Credit Facilities
As of March 31, 2026 and December 31, 2025, the Company has two available credit facilities, the MUFG Bank Facility and the SMBC Facility (together, the “Credit Facilities”). For the three months ended March 31, 2026 and the year ended December 31, 2025, the weighted average interest rate was 5.70% and 6.14%, respectively, and the average debt outstanding under the Credit Facilities was $417.8 million and $328.3 million, respectively.
MUFG Bank Facility
On June 10, 2025, the Company entered into a fourth amended credit facility agreement (the “Fourth Amendment”), which amends the agreement initially dated as of February 20, 2020. The Company, through a special purpose wholly owned subsidiary, Hercules Funding IV LLC (“Hercules Funding IV”), as borrower, entered into the credit facility (the “MUFG Bank Facility”) with MUFG Bank Ltd. as the arranger and administrative agent, and the lenders party to the MUFG Bank Facility from time to time.
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
SMBC Facility
On November 26, 2024, the Company entered into a fifth amendment (the “Fifth Amendment”) to its revolving credit agreement, which amends the revolving credit agreement, dated as of November 9, 2021, with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”), as administrative agent, and the lenders and issuing banks to the SMBC Facility. As of March 31, 2026, the SMBC Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies of up to $300.0 million, from which the Company may access subject to certain conditions. The SMBC Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $500.0 million, funded by existing or additional lenders and with the agreement of SMBC Bank and subject to other customary conditions. Availability under the revolving SMBC Facility will terminate on November 24, 2028, and the outstanding loans under the SMBC Facility will mature on November 26, 2029. Borrowings under the SMBC Facility are subject to compliance with a borrowing base and an aggregate portfolio balance. The Company’s obligations under the SMBC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and the subsidiary guarantors thereunder.
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

Taxable income and taxable net realized gains (losses) for the three months ended March 31, 2026 and 2025 appears as follows:

(in millions, except per share data)	Three Months Ended March 31,
	2026	2025
Taxable income	$85.1	$73.2
Taxable income per share	$0.47	$0.43
Taxable net realized gains (losses)	$(1.9)	$3.5
Taxable net realized gains (losses) per share	$(0.01)	$0.02
Weighted average shares outstanding	182.8	171.5
The aggregate gross unrealized appreciation (depreciation) of the Company’s investment over cost for U.S. federal income tax purposes appears as follows:

(in millions)	March 31, 2026	December 31, 2025
Aggregate gross unrealized appreciation	$90.1	$107.0
Aggregate gross unrealized depreciation	139.7	109.4
Net unrealized appreciation (depreciation) over cost for U.S. federal income tax purposes	(49.6)	(2.4)
Aggregate cost of securities for U.S. federal income tax purposes (in billions)	4.8	4.5
For the three months ended March 31, 2026, the Company paid approximately $5.5 million of income tax, including excise tax, and had $1.6 million of accrued, but unpaid tax expense as of March 31, 2026. For the three months ended March 31, 2025, the Company paid approximately $6.0 million of income tax, including excise tax, and had $1.5 million of accrued, but unpaid tax expense as of March 31, 2025.
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
7. Stockholders’ Equity and Distributions
The Company has issued and outstanding 187,174 thousand and 182,695 thousand shares of common stock as of March 31, 2026 and December 31, 2025, respectively. The Company currently sells shares through its equity distribution agreements (the “2024 Equity Distribution Agreements”) with Citizens JMP Securities LLC and Jefferies LLC (the “Sales Agents”) entered into on December 12, 2024. The 2024 Equity Distribution Agreements provide that the Company may offer and sell up to 30.0 million shares of its common stock from time to time through the Sales Agents. Sales of the Company's common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

The Company issued and sold the following shares of common stock during the three months ended March 31, 2026 and 2025:

(in millions, except per share data)
Three Months Ended March 31,	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Price/Share
2026	3.5	$52.9	$0.9	$52.0	$14.70
2025	2.0	$40.1	$0.7	$39.4	$19.71
The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of March 31, 2026, approximately 15.3 million shares remain available for issuance and sale under the 2024 Equity Distribution Agreements.
The Company currently pays quarterly distributions to its stockholders. The following table summarizes the Company’s distributions declared during the three months ended March 31, 2026 and year ended December 31, 2025:

(in thousands, except per share data)
Distribution Type	Declared Date	Record Date	Payment Date	Per Share Amount	Total Amount
Base	February 6, 2025	February 26, 2025	March 5, 2025	$0.40	$69,263
Supplemental	February 6, 2025	February 26, 2025	March 5, 2025	0.07	12,121
Base	April 23, 2025	May 13, 2025	May 20, 2025	0.40	70,709
Supplemental	April 23, 2025	May 13, 2025	May 20, 2025	0.07	12,374
Base	July 24, 2025	August 12, 2025	August 19, 2025	0.40	72,671
Supplemental	July 24, 2025	August 12, 2025	August 19, 2025	0.07	12,717
Base	October 23, 2025	November 12, 2025	November 19, 2025	0.40	72,688
Supplemental	October 23, 2025	November 12, 2025	November 19, 2025	0.07	12,720
Total distributions declared during the year ended December 31, 2025				$1.88	$335,263
Base	February 4, 2026	February 25, 2026	March 4, 2026	$0.40	$73,815
Supplemental	February 4, 2026	February 25, 2026	March 4, 2026	0.07	12,918
Total distributions declared during the three months ended March 31, 2026				$0.47	$86,733
During the three months ended March 31, 2026, for income tax purposes, the distributions paid of $0.47 per share were from ordinary spillover earnings from 2025. As of March 31, 2026, the Company estimates that it has generated undistributed taxable earnings “spillover” of $0.80 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements.
The Company has a distribution reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend record date. During the three months ended March 31, 2026 and 2025, the Company issued 153,423 and 121,743 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan.
8. Equity Incentive Plans
The Company grants equity-based awards to employees and non-employee directors for the purpose of attracting and retaining the services of its executive officers, key employees, and members of the Board. The Company’s equity-based awards are granted under the 2018 Equity Incentive Plan (the “2018 Plan”) for employees and 2018 Non-Employee Director Plan (the “Director Plan”) for non-employee directors. The 2018 Plan and the Director Plan were approved by stockholders on June 28, 2018 and unless earlier terminated by the Board, terminate on May 12, 2028. Subject to certain adjustments and permitted reversions of shares, the maximum aggregate number of shares that may be authorized for issuance under awards granted under the 2018 Plan and Director Plan is 9,261,229 shares and 300,000 shares, respectively. In connection with the issuance of shares under the 2018 Plan and Director Plan, the Company has registered, in aggregate, 18.7 million and 300,000 shares of common stock, respectively. For additional information regarding the 2018 Plan and Director Plan, please refer to the Company’s definitive proxy statement filed with the SEC on April 23, 2026.
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

All of the Company’s equity-based awards require future service, and are expensed over the relevant service period. The Company does not estimate forfeitures, and reverses all unvested costs associated with equity-awards in the period they are forfeited. For the three months ended March 31, 2026 and 2025, the Company recognized $4.1 million and $3.6 million of stock-based compensation expense in the Consolidated Statements of Operations, respectively. As of March 31, 2026 and March 31, 2025, approximately $34.5 million and $30.1 million of total unrecognized compensation costs are expected to be recognized over the next 2.7 and 2.7 years, respectively.
Service Vesting Awards
The Company grants equity-based awards which have service conditions, which generally begin to vest one-third after one year after the date of grant and ratably over the succeeding two years in accordance with the individual award terms. Certain awards have service conditions of longer duration and may begin to vest up to seven years after the date of grant. These equity-based awards which vest upon achievement of service conditions are collectively referred to as the “Service Vesting Awards”. The grant date fair value of Service Vesting Awards granted during the three months ended March 31, 2026 and 2025, were approximately $18.1 million, and $15.6 million, respectively.
The Company has granted restricted stock equity awards in the form of restricted stock awards and restricted stock units. The Company determines the grant date fair values of restricted stock equity awards using the grant date stock close price. The activities for the Company's unvested restricted stock equity awards for each of the three months ended March 31, 2026 and 2025, are summarized below:

	Three Months Ended March 31,
	2026		2025
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested Shares Beginning of Period	2,180,593	$13.35	2,060,432	$12.24
Granted	991,156	$18.23	780,295	$19.96
Vested	(396,326)	$18.33	(389,553)	$16.63
Forfeited	(24,459)	$18.75	(35,458)	$12.96
Unvested Shares End of Period	2,750,964	$14.34	2,415,716	$14.02
In addition to the restricted stock equity-based awards, the Company has also issued stock options to certain employees. The fair value of options granted during the three months ended March 31, 2026 and 2025, was approximately $9 thousand and $29 thousand, respectively. During the three months ended March 31, 2026 and 2025, approximately $31 thousand, and $36 thousand of share-based cost due to stock option grants was expensed, respectively.

9. Earnings Per Share
Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

(in thousands, except per share data)	Three Months Ended March 31,
	2026	2025
Numerator
Net increase (decrease) in net assets resulting from operations	$42,502	$50,337
Less: Total distributions declared	(86,733)	(81,384)
Total Earnings (loss), net of total distributions	(44,231)	(31,047)

Earnings (loss), net of distributions attributable to common shares	(44,230)	(31,048)
Add: Distributions declared attributable to common shares	85,885	80,616
Numerator for basic change in net assets per common share	41,655	49,568
Add: Income impact of assumed conversion of 2028 Convertible Notes	4,079	904
Numerator for diluted change in net assets per common share	$45,734	$50,472

Denominator
Basic weighted average common shares outstanding	182,760	171,494
Incremental shares from assumed conversion of 2028 Convertible Notes	13,387	3,272
Common shares issuable	674	617
Weighted average common shares outstanding assuming dilution	196,821	175,383

Change in net assets per common share:
Basic	$0.23	$0.29
Diluted	$0.23	$0.29
In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.
The issuance of the 2028 Convertible Notes is considered part of the if-converted method for calculation of diluted earnings per share. In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended March 31, 2026, there was no anti-dilution when applying the if-converted method for the 2028 Convertible Notes.
The calculation of change in net assets resulting from operations per common share assuming dilution, excludes all anti-dilutive shares. For the three months ended March 31, 2026 and 2025, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

	Three Months Ended March 31,
Anti-dilutive Securities	2026	2025
Unvested common stock options	326	1,974
Unvested restricted stock awards	125,767	23
As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 300.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

10. Financial Highlights
Following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025:

(in thousands, except per share data and ratios)	Three Months Ended March 31,
	2026	2025
Per share data: (1)
Net asset value at beginning of period	$12.13	$11.66
Net investment income	0.48	0.45
Net realized gain (loss)	—	(0.01)
Net unrealized appreciation (depreciation)	(0.25)	(0.15)
Total from investment operations	0.23	0.29
Net increase (decrease) in net assets from capital share transactions(1)	(0.02)	0.04
Distributions of net investment income(6)	(0.47)	(0.47)
Distributions of capital gains (6)	—	—
Stock-based compensation expense included in net investment income and other movements(2)	0.03	0.03
Net asset value at end of period	$11.90	$11.55

Ratios and supplemental data:
Per share market value at end of period	$14.77	$19.21
Total return(3)	(19.06%)	(2.03%)
Shares outstanding at end of period	187,174	173,285
Weighted average number of common shares outstanding	182,760	171,494
Net assets at end of period	$2,226,995	$2,000,630
Ratio of total expense to average net assets(4)	9.60%	8.33%
Ratio of net investment income before investment gains and losses to average net assets(4)	15.84%	15.35%
Portfolio turnover rate(5)	4.89%	3.40%
Weighted average debt outstanding	$2,420,380	$1,815,224
Weighted average debt per common share	$13.24	$10.58
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
(3)The total return for the three months ended March 31, 2026 and 2025 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.
(4)The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)The portfolio turnover rate for the three months ended March 31, 2026 and 2025 equals to the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
(6)Includes distributions on unvested restricted stock awards.
11. Commitments and Contingencies
The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. As of March 31, 2026, a portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones, taking into consideration relevant funding provisions such as any notice provisions in the credit agreements with the portfolio company.
As of March 31, 2026 and December 31, 2025, the Company had approximately $397.4 million and $385.6 million, respectively, of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The amounts disclosed exclude unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) related to the portion of portfolio company investments assigned to or directly committed by the Adviser Funds as described in “Note -12 Related Party Transactions”. The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations embedded in the borrowing agreements.
As of March 31, 2026 and December 31, 2025, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	March 31, 2026	December 31, 2025
Debt Investments:
ChenMed, LLC	$25,000	$25,000
Intercom, Inc.	22,500	—
Saronic Technologies, Inc.	21,250	21,250
Earnix, Inc.	16,250	26,250
ControlUp, Inc.	15,000	—
Maze Therapeutics, Inc.	14,000	—
Ennoble Care LLC	13,500	—
GoEuro Travel GmbH	13,496	18,750
Disc Medicine, Inc.	12,500	22,500
Viridian Therapeutics, Inc.	12,250	12,250
Expel, Inc.	12,000	—
Mango Technologies, Inc.	11,750	16,750
Belong Health, Inc.	11,250	—
Alector, Inc.	10,500	10,500
CollectiveHealth, Inc.	10,125	—
CoreView USA, Inc.	10,000	10,000
DroneDeploy, Inc.	10,000	10,000
Scylla DB Ltd.	10,000	—
iSpot.tv, Inc.	9,750	5,980
Beren Therapeutics P.B.C.	8,625	—
ZeroEyes, Inc.	8,000	8,000
Pindrop Security, Inc.	7,750	7,750
Senseonics Holdings, Inc.	7,750	—
Imagen Technologies, Inc.	7,500	7,500
Nerdy Inc.	7,000	7,000
Peek Travel, Inc.	6,750	9,750
Loft Orbital Solutions Inc.	6,600	6,600
Marathon Health, LLC	6,000	9,620
Tipalti Solutions Ltd.	6,000	—
PayIt, LLC	5,698	4,800
Distributed Creation Inc.	5,000	5,000
DNSFilter, Inc.	5,000	5,000
Smartsheet Inc.	4,840	4,840
Hermeus Corporation	3,580	—
Akeyless Security Ltd.	3,500	2,000
Canary Technologies	3,375	—
Loftware, Inc.	2,846	2,846
Funnel Holding AB (publ)	2,625	2,625
Zappi, Inc.	2,571	2,571
Tidal Vision Products, Inc.	2,500	2,500
Proven Optics, LLC	2,250	2,250

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	March 31, 2026	December 31, 2025
Debt Investments:
New Relic, Inc.	$2,176	$2,176
Streamline Healthcare Solutions	2,100	2,100
Sumo Logic, Inc.	2,000	2,000
Saama Technologies, LLC	1,938	1,938
Babel Street	1,747	3,275
DocPlanner	1,499	9,538
Andesa Services, Inc.	1,222	—
LogicSource	1,209	1,209
Zimperium, Inc.	1,088	1,087
Alchemer LLC	890	890
Dispatch Technologies, Inc.	500	625
LinenMaster, LLC	338	338
ShadowDragon, LLC	333	333
TaxCalc	311	311
Omeda Holdings, LLC	61	160
Arcus Biosciences, Inc.	—	18,750
Curana Health Holdings, LLC	—	17,500
Harness, Inc.	—	14,438
Weee! Inc.	—	12,500
Finix Payments, Inc.	—	8,750
Elation Health, Inc.	—	7,500
Octave Health Group, Inc.	—	2,500
Carbyne, Inc.	—	2,334
Behavox Limited	—	2,100

Total Unfunded Debt Commitments:	394,293	382,234

Investment Funds & Vehicles:(2)
Forbion Growth Opportunities Fund I C.V.	1,740	1,771
Forbion Growth Opportunities Fund II C.V.	1,413	1,618
Total Unfunded Commitments in Investment Funds & Vehicles:	3,153	3,389

Total Unfunded Commitments	$397,446	$385,623
(1)For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. These amounts also exclude $160.6 million and $96.2 million of unfunded commitments as of March 31, 2026 and December 31, 2025, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds as described in “Note 12 - Related Party Transactions”.
(2)For investment funds and vehicles, the amount represents uncalled capital commitments in private equity funds.

The following table provides additional information on the Company’s unencumbered unfunded commitments regarding milestones, expirations and type:

(in thousands) Unfunded Commitments
	March 31, 2026	December 31, 2025
Expiring during:
2026	$234,980	$281,807
2027	97,901	41,112
2028	4,236	4,361
2029	17,588	16,588
2030	33,526	33,526
2031	6,062	4,840
Total Unfunded Debt Commitments	394,293	382,234

Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	1,740	1,771
2032	1,413	1,618
Total Unfunded Commitments in Investment Funds & Vehicles	3,153	3,389
Total Unfunded Commitments	$397,446	$385,623
The following tables provide the Company’s contractual obligations as of March 31, 2026 and December 31, 2025:

As of March 31, 2026:	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt(2)(3)	$2,569,319	$675,000	$587,500	$852,307	$454,512
Lease and License Obligations(4)	20,291	3,387	6,281	5,495	5,128
Total	$2,589,610	$678,387	$593,781	$857,802	$459,640

As of December 31, 2025:	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt(3)(5)	$2,313,070	$425,000	$637,500	$795,934	$454,636
Lease and License Obligations(4)	20,892	3,339	6,228	5,586	5,739
Total	$2,333,962	$428,339	$643,728	$801,520	$460,375
(1)Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in investment funds.
(2)Includes $350.0 million in principal outstanding under the SBA Debentures, $325.0 million of the September 2026 Notes, $350.0 million of the January 2027 Notes, $287.5 million of the 2028 Convertible Notes, $300.0 million of the February 2029 Notes, $350.0 million of the June 2030 Notes, $64.5 million of the 2031 Asset-Backed Notes and $40.0 million of the 2033 Notes as of March 31, 2026. There was also $282.3 million outstanding under the SMBC Facility and $220.0 million outstanding under the MUFG Bank Facility as of March 31, 2026.
(3)Amounts represent future principal repayments and not the carrying value of each liability. See “Note 5 – Debt”.
(4)Leases and license obligations includes contractual amounts related to short-term leases.
(5)Includes $350.0 million in principal outstanding under the SBA Debentures, $50.0 million of the March 2026 A Notes, $50.0 million of the March 2026 B Notes, $325.0 million of the September 2026 Notes, $350.0 million of the January 2027 Notes, $287.5 million of the 2028 Convertible Notes, $350.0 million of the June 2030 Notes, $64.6 million of the 2031 Asset-Backed Notes and $40.0 million of the 2033 Notes as of December 31, 2025. There was also $277.9 million outstanding under the SMBC Facility and $168.0 million outstanding under the MUFG Bank Facility as of December 31, 2025.
Certain premises are leased or licensed under agreements which expire at various dates through July 2034. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset. During the three months ended March 31, 2026 and 2025, total rent expense, including short-term leases, amounted to approximately $0.8 million and $0.8 million in each period, respectively.

The following tables set forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases for the three months ended March 31, 2026 and 2025:

(in thousands)	Three Months Ended March 31,
	2026	2025
Total operating lease cost	$774	$774
Cash paid for amounts included in the measurement of lease liabilities	$608	$595

	As of
	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	6.69	6.94
Weighted-average discount rate	6.91%	6.91%
The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of March 31, 2026:

(in thousands)	As of March 31, 2026
2026	$2,571
2027	3,452
2028	2,766
2029	2,823
Thereafter	8,501
Total lease payments	20,113
Less: imputed interest & other items	(4,911)
Total operating lease liability	$15,202
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
12. Related Party Transactions
As disclosed in “Note 1 - Description of Business”, the Adviser Subsidiary is the Company's wholly owned registered investment adviser business, comprised of the collectively held and presented entities Hercules Adviser LLC, Hercules Capital Management, LLC, and Hercules Partner Holdings, LLC entities. The Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value. The Adviser Subsidiary has entered into investment management agreements with its privately offered Adviser Funds, and it receives management fees based on the assets under management of the Adviser Funds. In addition, the general partner interests (the “GP Interests”) held by Hercules Partner Holdings, LLC may receive incentive fees based on the performance of the Adviser Funds. Both the Adviser Subsidiary and Hercules Partner Holdings, LLC are owned by Hercules Capital Management LLC. The following table summarized the total income from the Adviser Subsidiary for the three months ended March 31, 2026 and 2025:

(in millions)	Three Months Ended March 31,
	2026	2025
Interest and Dividend Income	$2.1	$1.9
Refer to “Note 4 – Investments” for additional information related to income, gains and losses recognized related to the Company’s investment.
The Company has a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, through which the Adviser Subsidiary has access to the Company's human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology). Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the three months ended March 31, 2026 and 2025, are net of expenses allocated to the Adviser Subsidiary of $4.6 million and $3.3 million, respectively. As of March 31, 2026 and December 31, 2025, there was approximately $0.9 million and $1.7 million receivable, respectively, from the Adviser Subsidiary.

In addition, the Company may from time-to-time make investments alongside the Adviser Funds or assign a portion of investments to the Adviser Funds in accordance with the Company’s allocation policy. The assigned investment activities for the three months ended March 31, 2026 and 2025, are summarized below:

(in millions)	Three Months Ended March 31,
	2026	2025
Investment commitments assigned to or directly committed by the Adviser Funds	$444.3	$235.8
Investment commitments sold to Adviser Funds	44.2	—
Investment fundings assigned to, directly originated or funded by the Adviser Funds	179.6	124.1
Amounts received by the Company from the Adviser Funds relating to assigned investments	2.5	—
13. Subsequent Events
Dividend Distribution Declaration
On April 29, 2026, the Board declared a cash distribution of $0.40 per share to be paid on May 21, 2026 to stockholders of record as of May 14, 2026. In addition to the cash distribution, and as part of the supplemental cash distribution of $0.28 per share to be paid in four quarterly distributions of $0.07 per share, the Board declared a supplemental cash distribution of $0.07 per share to be paid on May 21, 2026 to stockholders of record as of May 14, 2026. Including the $0.07 per share supplemental cash distributions paid to stockholders of record as of February 25, 2026, the Board has declared a total of $0.14 per share of the $0.28 per share of supplemental cash distribution declared on February 4, 2026.

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
Since inception through March 31, 2026, we have originated more than $27.0 billion in commitments in over 700 companies. We, through the Adviser Subsidiary, may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we, through the Adviser Subsidiary may earn management or other fees for our services. As of March 31, 2026, we, including through our Adviser Subsidiary, actively manage approximately $6.1 billion of assets.
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
We have elected to be treated for tax purposes as a RIC under the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other requirements, we must maintain certain income, asset, and distribution requirements. As a RIC, we generally will not be subject to U.S. federal income tax on the income that we distribute (or are deemed to distribute) to our stockholders provided that we maintain our RIC status for a given year. See “Certain United States Federal Income Tax Considerations” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026 for additional information.
Portfolio and Investment Activity
The total fair value of our investment portfolio as of March 31, 2026 and December 31, 2025 was as follows:

(in millions)	Fair Value
	March 31, 2026	December 31, 2025
Debt	$4,540.1	$4,279.4
Equity	132.1	139.0
Warrants	42.5	41.1
Investment Funds & Vehicles	7.3	7.1
Total Investment Portfolio	$4,722.0	$4,466.6
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

Our portfolio activity for the three months ended March 31, 2026 and 2025 was comprised of the following:

(in millions)	March 31, 2026	March 31, 2025
Investment Commitments(1)
Investment Commitments Originated by Hercules Capital and the Adviser Funds	$1,812.2	$1,019.4
Less: Commitments assigned to or directly committed by the Adviser Funds (2)	(444.3)	(235.8)
Net Total Investment Commitments	$1,367.9	$783.6

Gross Debt Commitments Originated by Hercules Capital and the Adviser Funds
New portfolio company	$1,062.2	$775.2
Existing portfolio company	742.5	236.9
Sub-total	1,804.7	1,012.1
Less: Debt commitments assigned to or directly committed by the Adviser Funds	(443.1)	(233.6)
Net Total Debt Commitments	$1,361.6	$778.5

Investment Fundings (3)
Gross Debt Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$238.8	$337.0
Existing portfolio company	459.9	194.8
Sub-total	698.7	531.8
Less: Debt fundings assigned to or directly funded by the Adviser Funds	(178.4)	(121.9)
Net Total Debt Fundings	$520.3	$409.9
Equity Investments and Investment Funds and Vehicles Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$0.4	$—
Existing portfolio company	7.3	7.3
Sub-total	$7.7	$7.3
Less: Equity fundings assigned to or directly funded by the Adviser Funds	(1.2)	(2.2)
Net Total Equity and Investment Funds and Vehicle Fundings	$6.5	$5.1

Total Unfunded Contractual Commitments (4)	$397.4	$455.7

Non-Binding Term Sheets
New portfolio company	$90.0	$428.3
Existing portfolio company	28.8	78.5
Total	$118.8	$506.8
(1)Includes restructured loans and renewals in addition to new commitments.
(2)Excludes $44.2 million investment commitments sold to Adviser funds during the three months ended March 31, 2026.
(3)Funded amounts include borrowings on revolving facilities.
(4)Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $160.6 million and $136.0 million of unfunded commitments as of March 31, 2026 and March 31, 2025, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds.
We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the three months ended March 31, 2026, we received approximately $227.5 million in aggregate principal repayments. Approximately $1.7 million of the aggregate principal repayments related to scheduled principal payments and approximately $225.8 million were early principal repayments related to 12 portfolio companies. Additionally, during the three months ended March 31, 2026, we received $7.5 million from the partial sale of one debt investment to external parties.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for the three months ended March 31, 2026 and 2025 was as follows:

(in millions)	March 31, 2026	March 31, 2025
Beginning Portfolio	$4,466.6	$3,660.0
New fundings and restructures	706.4	539.1
Fundings assigned to or directly funded by the Adviser Funds	(179.6)	(124.1)
Equity and warrants not related to current period fundings	0.2	—
Principal repayments received on investments	(1.7)	(12.7)
Early payoffs	(225.8)	(131.8)
Proceeds from the sale of debt investments	(7.5)	—
Proceeds from sale of equity and warrant investments	(2.9)	(0.3)
Paid-in-kind interest	12.8	13.9
Accretion of loan discounts	14.0	10.5
Net acceleration of loan discounts and loan fees due to early payoffs or restructures	(7.8)	(3.6)
New loan fees	(4.9)	(3.9)
Gain (loss) on investments due to sales or write offs	(0.6)	(0.9)
Net change in unrealized appreciation (depreciation)	(47.2)	(21.7)
Ending Portfolio	$4,722.0	$3,924.5
Additionally, we may hold investments in debt, warrant, or equity positions of portfolio companies that have filed a registration statement with the SEC in contemplation of a potential initial public offering. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.
The following table presents certain additional selected information regarding our debt investment portfolio as of March 31, 2026, December 31, 2025, and March 31, 2025. This includes information on benchmark index rate floors which we have in place on all of our floating rate debt investments.

	March 31, 2026	December 31, 2025	March 31, 2025
Number of portfolio companies with debt outstanding	139	127	119
Percentage of debt bearing a floating rate	98.0%	97.9%	98.0%
Percentage of debt bearing a fixed rate	2.0%	2.1%	2.0%
Weighted average core yield on debt investments(1)(3)	12.2%	12.5%	12.6%
Weighted average effective yield on debt investments(2)(3)	12.8%	12.9%	13.0%
Prime rate at the end of the period	6.75%	6.75%	7.50%
Percentage of Prime rate linked debt investments	84.6%	84.0%	79.0%
Weighted average floor rate bearing a Prime rate	7.1%	7.2%	7.1%
Percentage of SOFR and SONIA rate linked debt investments	13.4%	13.9%	19.0%
Weighted average floor rate bearing a SOFR or SONIA rate	1.0%	1.0%	1.0%
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
(3)The core and effective yields represent the weighted average yields for the three-month periods ended March 31, 2026, December 31, 2025 and March 31, 2025. Please refer to the “Portfolio Yield” section below for further discussion of these measures.
Macroeconomic Market Developments
The capital markets are subject to fluctuations caused by various external factors such as changes in the inflationary environment, interest rate movements, concerns over slowing economic growth and possible global recession, changes to U.S. tariff and import/export regulations, uncertainty and disruption caused by geopolitical tensions, government shutdowns, and rapid advances in technology, including artificial intelligence, among other factors. These macroeconomic developments are outside our control and could require us to adjust our plan of operations, and impact our financial position, results of operations or cash flows in the future. We monitor macroeconomic market developments and their related impact to our business, including impacts to our portfolio companies, employees, due diligence and underwriting processes, and the broader financial markets.

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more resilient to U.S. and global economic cycles. This includes being partially insulated from declining interest rates as all of our floating rate debt investments, which represent 98.0% and 97.9% of our debt portfolio as of March 31, 2026 and December 31, 2025, respectively, are subject to interest rate floors. While our portfolio is not immune to the impact of macroeconomic events, we believe we and our portfolio are well positioned to manage the current environment. Given the unpredictability and fluidity of the macroeconomic market, neither our management nor our Board is able to predict the full impact of the macroeconomic events on our business, future results of operations, financial position, or cash flows. For additional information, see “Part I - Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026.
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
As of March 31, 2026, our debt investments generally have a term of between two and five years and typically bear interest at a rate ranging from approximately 7% to approximately 14%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.
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
Loan origination and commitment fees are generally received in full at the inception of a loan, are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. As of March 31, 2026 and December 31, 2025, unamortized capitalized fee income was recorded as follows:

(in millions)	March 31, 2026	December 31, 2025
Offset against debt investment cost	$43.6	$42.5
Deferred obligation contingent on funding or other milestone	11.5	9.8
Total Unamortized Fee Income	$55.1	$52.3
Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of March 31, 2026 and December 31, 2025, loan exit fees receivable were recorded as follows:

(in millions)	March 31, 2026	December 31, 2025
Included within debt investment cost	$49.5	$48.6
Deferred receivable related to expired commitments	5.9	4.5
Total Exit Fees Receivable	$55.4	$53.1
Additionally, we have debt investments in our portfolio that earn PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our status as a RIC, the non-cash PIK income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. During the three months ended March 31, 2026 and 2025, we recorded approximately $12.9 million and $13.5 million of PIK income, respectively.
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

	Three Months Ended March 31,
	2026	2025
Total Yield	12.4%	12.6%
Effective Yield(1)	12.8%	13.0%
Core Yield (Non-GAAP)(1)	12.2%	12.6%
(1)Yield calculated using “Total investment income” excluding bank interest, dividend income, and investment income from other assets for the three months ended March 31, 2026 and 2025.
We believe that these measures are useful for our stockholders as it provides further insight into the yield of our portfolio to allow a more meaningful comparison with our competitors. The reconciliation to calculate “Core investment income” from GAAP basis “Total investment income” are as follows:

(in thousands)	Three Months Ended March 31,
	2026	2025
GAAP Basis: Total investment income	$141,536	$119,511
Less: fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events except income from expired commitments	(6,592)	(4,009)
Non-GAAP Basis: Core investment income	$134,944	$115,502
Less: bank interest income, dividend income, and other investment income from other assets	(2,939)	(2,945)
Core investment income from debt portfolio	$132,005	$112,557
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
Another financial measure that we monitor is the total return for our investors, which was approximately (19.1)% and (2.0%) during the three months ended March 31, 2026 and 2025, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that may be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition
Our portfolio companies are primarily privately held companies which are active in sectors characterized by high margins, high growth rates, consolidation, and product and market extension opportunities and, to a lesser extent, public companies active in those sectors.
The following table presents the fair value of our portfolio by industry sector as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Application Software	$1,113,788	23.6%	$1,087,954	24.3%
Drug Discovery & Development	1,089,920	23.1%	1,039,712	23.3%
Healthcare Services, Other	890,720	18.9%	838,508	18.8%
System Software	507,172	10.7%	472,144	10.6%
Consumer & Business Services	474,202	10.0%	449,631	10.1%
All other industries(1)	646,185	13.7%	578,698	12.9%
Total	$4,721,987	100.0%	$4,466,647	100.0%
(1)See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of March 31, 2026, the fair value as a percentage of total portfolio does not exceed 5.0% for any individual industry sector other than “Application Software", “Drug Discovery & Development”, “Healthcare Services, Other”, “System Software”, and “Consumer & Business Services”.
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
As of March 31, 2026 and December 31, 2025, our ten largest portfolio companies represented approximately 26.2% and 28.6%, respectively, of the total fair value of our investments in portfolio companies. As of March 31, 2026 and December 31, 2025, we had seven investments, respectively, that represented 5% or more of our net assets. As of March 31, 2026 and December 31, 2025, we had two equity investments, respectively, that represented 5% or more of the total fair value of our equity investments. These equity investments represented approximately 49.2% and 48.4% of the total fair value of our equity investments as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, approximately 98.0% and 97.9%, respectively, of the debt investment portfolio was priced at floating interest rates with a floor. Our interest rates use Prime, SOFR, or SONIA as benchmark index rates. Changes in these benchmark index rates may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.
Our investments in Structured Debt generally have detachable equity enhancement features in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of March 31, 2026, we held warrants in 113 portfolio companies, with a fair value of approximately $42.5 million. The fair value of our warrant portfolio increased by approximately $1.4 million, as compared to a fair value of $41.1 million as of December 31, 2025, primarily driven by new warrants received in connection with debt originations.
Our existing warrant holdings would require us to invest approximately $65.7 million to exercise such warrants as of March 31, 2026. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.00x to 42.71x based on the historical rate of return on our investments. We may also experience losses from our warrant portfolio in the event that warrants are terminated or expire unexercised.

Portfolio Grading
We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of March 31, 2026 and December 31, 2025, respectively:

(in thousands)	March 31, 2026			December 31, 2025
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	20	$944,499	20.8%	16	$681,631	15.9%
2	76	2,256,528	49.7%	69	2,168,985	50.7%
3	40	1,299,975	28.6%	39	1,355,528	31.7%
4	2	35,450	0.8%	3	73,268	1.7%
5	1	3,693	0.1%	—	—	0.0%
Total	139	$4,540,145	100.0%	127	$4,279,412	100.0%
As of March 31, 2026 and December 31, 2025, our debt investments had a weighted average investment grading of 2.11 and 2.20 on a cost basis, respectively. Changes in a portfolio company's investment grading may be a result of changes in portfolio company's performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or is underperforming relative to its respective business plan. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company's investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event.
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
Performing and Non-accrual Investments
The following table shows the amortized cost of our performing and non-accrual investments as of March 31, 2026 and December 31, 2025:

(in millions)	March 31, 2026		December 31, 2025
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	$4,759.7	99.8%	$4,457.1	99.8%
Non-accrual	10.7	0.2%	10.7	0.2%
Total Investments	$4,770.4	100.0%	$4,467.8	100.0%
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

Results of Operations
Our condensed consolidated operating results for the three months ended March 31, 2026 and 2025, were as follows:

(in thousands, except per share data)	Three Months Ended March 31,
	2026	2025
Total investment income	$141,536	$119,511
Total expenses	53,426	42,053
Net investment income	88,110	77,458
Net realized gain (loss):	(603)	(1,556)
Net change in unrealized appreciation (depreciation):	(45,005)	(25,565)
Net increase (decrease) in net assets resulting from operations	$42,502	$50,337

Net investment income before gains and losses per common share:
Basic	$0.48	$0.45

Change in net assets resulting from operations per common share:
Basic	$0.23	$0.29
Diluted	$0.23	$0.29
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
Investment Income
Total investment income for the three months ended March 31, 2026 was approximately $141.5 million as compared to approximately $119.5 million for the three months ended March 31, 2025. Investment income is primarily composed of interest income earned on our debt investments, fee income from commitments, facilities, and other loan related fees and dividend income.
Interest and Dividend Income
The following table summarizes the components of interest and dividend income for the three months ended March 31, 2026 and 2025:

(in thousands)	Three Months Ended March 31,
	2026	2025
Contractual interest income	$104,082	$87,817
Exit fee interest income	14,698	10,228
PIK interest income	12,914	13,473
Dividend income	2,100	2,400
Other investment income(1)	2,609	1,654
Total interest and dividend income	$136,403	$115,572
(1)Other investment income includes OID interest income and interest recorded on other assets.
Interest and dividend income for the three months ended March 31, 2026 totaled approximately $136.4 million as compared to approximately $115.6 million for the three months ended March 31, 2025. The increase in interest income for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily attributable to an increase in the weighted average principal outstanding, partially offset by lower core yield.

Interest income is comprised of recurring interest income from the contractual servicing of loans and non-recurring interest income that is related to the acceleration of income due to early loan repayments and other one-time events during the period.
The following table summarizes recurring and non-recurring interest income and dividend income for the three months ended March 31, 2026 and 2025:

(in thousands)	Three Months Ended March 31,
	2026	2025
Recurring interest income	$129,368	$110,105
Non-recurring interest income	4,935	3,067
Dividend income	2,100	2,400
Total interest and dividend income	$136,403	$115,572
A portion of interest income is earned in the form of PIK interest. The following table shows the PIK-related activity for the three months ended March 31, 2026 and 2025, at cost:

(in thousands)	Three Months Ended March 31,
	2026	2025
Beginning PIK interest receivable balance	$109,135	$67,656
PIK interest income during the period	12,914	13,473
PIK capitalized as principal or converted to equity or other assets	(387)	(1,407)
Payments received from PIK loans	(15,334)	(991)
Ending PIK interest receivable balance	$106,328	$78,731
The decrease in PIK interest income during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was due to a decrease in the weighted average principal outstanding for debt investments which earn PIK interest. Payments on PIK loans are normally received only in the event of payoffs. The PIK receivable for March 31, 2026 and March 31, 2025 was approximately 2% and 2% of total debt investments, respectively.
Fee Income
Fee income is comprised of recurring fee income from commitment, facility, and loan related fees, fee income due to expired commitments, and acceleration of fee income due to early loan repayments during the period. The following table summarizes the components of fee income for the three months ended March 31, 2026 and 2025:

(in thousands)	Three Months Ended March 31,
	2026	2025
Recurring fee income	$2,912	$2,680
Fee income - expired commitments	563	317
Accelerated fee income - early repayments	1,658	942
Total fee income	$5,133	$3,939
The fee income for the three months ended March 31, 2026 totaled approximately $5.1 million as compared to approximately $3.9 million for the three months ended March 31, 2025. The increase in fee income for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily attributable to higher prepayment penalty from early repayments, higher fees recognized on expired commitments and higher recurring fee income resulting from an increase in the weighted average principal outstanding.
Operating Expenses
Our operating expenses are comprised of interest and fees on our debt borrowings, general and administrative expenses, taxes, and employee compensation and benefits. During the three months ended March 31, 2026 and 2025, our net operating expenses totaled approximately $53.4 million and $42.1 million, respectively.
Interest and Fees on our Debt
Interest and fees on our debt totaled approximately $30.8 million and $22.1 million for the three months ended March 31, 2026 and 2025, respectively. Interest and fee expense during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, increased due to higher weighted average debt outstanding.
Our weighted average cost of debt was approximately 5.1% and 4.9% for the three months ended March 31, 2026 and 2025, respectively. The weighted average cost of debt includes interest and fees on our debt, but excludes the impact of fee accelerations due to the extinguishment of debt, as applicable.

General and Administrative Expenses and Tax Expenses
General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments, and various other expenses. Our general and administrative expenses were unchanged at $4.8 million for the three months ended March 31, 2026 and 2025. Tax expenses were $1.0 million and $0.9 million during the three months ended March 31, 2026 and 2025, respectively. Our tax expenses primarily relate to excise tax accruals.
Employee Compensation
Employee compensation and benefits totaled approximately $17.3 million and $13.9 million for the three months ended March 31, 2026 and 2025. The movement between the three months ended March 31, 2026 and 2025 was primarily due to fluctuations in variable compensation.
Employee stock-based compensation totaled approximately $4.1 million and $3.6 million, for the three months ended March 31, 2026 and 2025, respectively. The increase between the three months ended March 31, 2026 and 2025 was primarily attributable to higher overall grant size associated with Service Vesting Awards.
Expenses allocated to the Adviser Subsidiary
The Sharing Agreement provides the Adviser Subsidiary access to our human capital resources, including deal professionals, finance, and administrative functions, as well as other resources including infrastructure assets such as office space and technology. Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the three months ended March 31, 2026 and 2025, are net of expenses allocated to the Adviser Subsidiary of $4.6 million and $3.3 million, respectively. The increase in expenses allocated to the Adviser Subsidiary for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due to an increase in time spent on the Adviser Funds and an increase in investments allocated to the Adviser Funds. As of March 31, 2026 and December 31, 2025, there was approximately $0.9 million and $1.7 million due from the Adviser Subsidiary, respectively.
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
A summary of net realized gains and losses for the three months ended March 31, 2026 and 2025 is as follows:

(in thousands)	Three Months Ended March 31,
	2026	2025
Realized gains	$1,623	$57
Realized losses	(2,253)	(934)
Realized foreign exchange gains (losses)	27	(664)
Realized loss on debt extinguishment	—	(15)
Net realized gains (losses)	$(603)	$(1,556)
During the three months ended March 31, 2026, we recognized a net realized loss of $0.6 million. The net realized gains (losses) were generated from gross realized gains of $1.6 million, primarily attributable to contingent consideration received in the form of earnout equity shares of Planet Labs PBC. Our gains were offset by gross realized losses of $2.2 million, primarily from the write-off of our equity investments in Carbon Health Technologies, Inc and Dynavax Technologies.
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

The net change in unrealized appreciation and depreciation of our investments is derived from the changes in fair value of each investment determined in good faith by our Valuation Committee (as defined in “Note 2 - Summary of Significant Accounting Policies - Valuation of Investments”) and approved by the Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Gross unrealized appreciation on portfolio investments	$19,211	$30,237
Gross unrealized depreciation on portfolio investments	(62,207)	(55,842)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	(1,793)	(1,213)
Net change in unrealized appreciation (depreciation) on portfolio investments	(44,789)	(26,818)
Other net changes in unrealized appreciation (depreciation)(1)	(216)	1,253
Total net change in unrealized appreciation (depreciation) on investments	$(45,005)	$(25,565)
(1)Includes the net change in unrealized appreciation (depreciation) related to foreign exchange movements, derivative instruments and other assets and liabilities.

During the three months ended March 31, 2026 and 2025, we recorded approximately $45.0 million and $25.6 million of net unrealized depreciation, respectively, on our investments. The increase in unrealized depreciation during the three months ended March 31, 2026 was primarily related to the depreciation on our debt investments due to widening of spreads, depreciation of our private equity holdings due to compression of market multiples, depreciation of public equity and warrant holdings and reversal of previously recorded net unrealized appreciation of our debt investments as realization events occurred.
The following table summarizes the key drivers of change in net unrealized appreciation (depreciation) of investments for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026
(in thousands)	Debt	Equity, Warrants and Investment Funds(1)	Total
Investment valuation appreciation (depreciation)	$(31,052)	$(11,944)	$(42,996)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	(3,966)	2,173	(1,793)
Other net changes in unrealized appreciation (depreciation)(1)	(2,161)	1,945	(216)
Net change in unrealized appreciation (depreciation)	$(37,179)	$(7,826)	$(45,005)

	For the Three Months Ended March 31, 2025
(in thousands)	Debt	Equity, Warrants and Investment Funds(1)	Total
Investment valuation appreciation (depreciation)	$(28,263)	$2,658	$(25,605)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	(1,729)	516	(1,213)
Other net changes in unrealized appreciation (depreciation)(1)	4,876	(3,623)	1,253
Net change in unrealized appreciation (depreciation)	$(25,116)	$(449)	$(25,565)
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

(in thousands)	As of
Assets Under Management *	March 31, 2026	December 31, 2025	Growth %
by the Company	$4,766,913	$4,526,101	5.3%
by the Adviser Funds	1,330,547	1,214,631	9.5%
Total	$6,097,460	$5,740,732	6.2%
*     Assets under management includes investments, at fair value, cash and cash equivalents and restricted cash.
The Adviser Subsidiary’s contribution to our net investment income is primarily derived from expenses allocated to the Adviser Subsidiary, dividend income declared by the Adviser Subsidiary, and interest income earned on loans to the Adviser Subsidiary. A summary of the Adviser Subsidiary’s contribution to our net investment income for the three months ended March 31, 2026 and 2025 is as follows:

(in millions)	Three Months Ended March 31,
	2026	2025
Expenses allocated	$4.6	$3.3
Interest and Dividend income	2.1	1.9
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
During the three months ended March 31, 2026, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt borrowings on our Credit Facilities and February 2029 Notes, and (iv) equity offerings.
During the three months ended March 31, 2026, our operating activities used $230.6 million of cash and cash equivalents, compared to $222.2 million used during the three months ended March 31, 2025. The $8.4 million increase in cash used in operating activities was primarily due to a $111.8 million increase in net purchases of investments, which was partially offset by an increase of $90.5 million in principal, fee repayments, and proceeds from the sale of debt investments.
During the three months ended March 31, 2026, our investing activities used approximately $19 thousand of cash, compared to $8 thousand used during the three months ended March 31, 2025. The $11 thousand increase in cash used in investing activities was due to an increase in purchases of capital equipment.
During the three months ended March 31, 2026, our financing activities provided $216.1 million of cash, compared to $160.1 million provided during the three months ended March 31, 2025. The $56.0 million increase in cash flows from financing activities was primarily due to a $48.8 million increase in net borrowing activity and a $12.6 million increase in equity issued. During the three months ended March 31, 2026, we issued $300.0 million in aggregate principal amount of

February 2029 Notes. Additionally, during the three months ended March 31, 2026, we fully repaid the aggregate outstanding $50.0 million each in principal of the March 2026 A Notes and March 2026 B Notes, respectively. During the three months ended March 31, 2026, our ATM program provided (net of offering costs) approximately $52.0 million, compared to $39.4 million net proceeds received during the three months ended March 31, 2025. During the three months ended March 31, 2026, we distributed dividends of $84.4 million compared to $78.9 million during the three months ended March 31, 2025.
As of March 31, 2026, our net assets totaled $2.2 billion, with a NAV per share of $11.90. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.
Available liquidity and capital resources as of March 31, 2026
As of March 31, 2026, we had $454.5 million in available liquidity, including $42.4 million in cash and cash equivalents and available borrowing capacity of approximately $17.1 million (net of $0.5 million of outstanding letter of credits) under the SMBC Facility, $175.0 million under our SMBC letter of credit facility, and $220.0 million under the MUFG Bank Facility, subject to certain conditions. Additional liquidity is available through accordion provisions within the terms of our Credit Facilities, through which the available borrowing capacity can be increased by an aggregate $360.0 million, subject to certain conditions. Further, the SMBC letter of credit facility may also be increased by an additional $225.0 million (up to $400.0 million), subject to certain conditions. Total amounts outstanding as of March 31, 2026, were $502.3 million outstanding under our Credit Facilities, which are floating interest rate obligations, and the remaining $2,067.0 million of term debt outstanding, which are all fixed interest rate debt obligations.
Not considered above, as of March 31, 2026, we held $2.6 million of cash classified as restricted cash. Our restricted cash relates to amounts that are held as collateral securing certain of our financing transactions, including collections of interest and principal payments on assets that are securitized related to the 2031 Asset-Backed Notes. Based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations. Refer to “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional discussion of our debt obligations.
The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of March 31, 2026, our asset coverage ratio under our regulatory requirements as a BDC was 199.6% excluding our SBA debentures. We received an exemptive order from the SEC that allows us to exclude all SBA leverage as senior securities from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures as senior securities was 186.3% as of March 31, 2026.
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
Equity Offerings
We may from time-to-time issue and sell shares of our common stock through public or ATM offerings. We currently sell shares through the 2024 Equity Distribution Agreements with Citizens JMP Securities LLC and Jefferies LLC, as Sales Agents, entered into on December 12, 2024. The 2024 Equity Distribution Agreements provide that we may offer and sell up to 30.0 million shares of our common stock from time to time through the Sales Agents. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We generally use net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of March 31, 2026, approximately 15.3 million shares remain available for issuance and sale under the 2024 Equity Distribution Agreements.
During the three months ended March 31, 2026, we issued and sold 3.5 million shares of our common stock receiving total accumulated net proceeds of $52.0 million. This represents an increase from the approximately $39.4 million of accumulated net proceeds received from the issuance and sale of 2.0 million shares during the three months ended March 31, 2025.
Stock Repurchase
We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. We had no common stock repurchases during the three months ended March 31, 2026 and 2025.
Commitments and Obligations
Our significant cash requirements generally relate to our debt obligations. As of March 31, 2026, we had $2,569.3 million of debt outstanding, $675.0 million due within the next year, $587.5 million due within 1 to 3 years, and $1,306.8 million due beyond 3 years.
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
As of March 31, 2026, we had approximately $397.4 million of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones, as well as uncalled capital commitments to make investments in private equity funds. In order to draw a portion of the our available unfunded commitments, a portfolio company must submit to us a formal funding request that complies with the applicable advance notice and other operational requirements. The available unfunded commitments excludes unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) $160.6 million of unfunded commitments which represent the portion of portfolio company commitments assigned to or directly committed by the Adviser Funds.
Additionally, we had approximately $118.8 million of non-binding term sheets outstanding to three new companies and three existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.
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

(in thousands)	Change in unrealized appreciation (depreciation)
Basis Point Change
(100)	$69,541
(50)	$34,872
50	$(34,332)
100	$(68,078)
For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to “Note 3 – Fair Value of Financial Instruments” included in the notes to our consolidated financial statements appearing elsewhere in this report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including Prime, SOFR, and SONIA rates, to the extent our debt investments include variable interest rates. As of March 31, 2026, approximately 98.0% of the loans in our portfolio had floating rates with a floor, indexed to Prime, SOFR, or SONIA. The majority of our loans are linked to the Prime rate and comprise 84.6% of the loan portfolio as of March 31, 2026. Our debt borrowings under the Credit Facilities bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt:

(in thousands)	Interest Income	Interest Expense	Net Income	EPS
Basis Point Change
(200)	$(19,600)	$(8,355)	$(11,245)	$(0.06)
(100)	$(11,446)	$(4,178)	$(7,268)	$(0.04)
(75)	$(9,393)	$(3,133)	$(6,260)	$(0.03)
(50)	$(6,637)	$(2,089)	$(4,548)	$(0.02)
(25)	$(3,831)	$(1,044)	$(2,787)	$(0.02)
25	$5,015	$1,044	$3,971	$0.02
50	$11,452	$2,089	$9,363	$0.05
75	$17,931	$3,133	$14,798	$0.08
From time-to-time, we may hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2026, we have an outstanding foreign currency forward contract to limit our foreign currency exposure with respect to the British Pound. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this report.
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
ITEM 1A.    RISK FACTORS
In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026.
Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.
Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected, and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies as of March 31, 2026 that represent greater than 5% of our net assets:

(in thousands)	March 31, 2026
	Fair Value	Percentage of Net Assets
Marathon Health, LLC	$187,062	8.4%
Armis, Inc.	160,940	7.2%
Phathom Pharmaceuticals, Inc.	134,188	6.0%
ChenMed, LLC	128,186	5.8%
Shield AI, Inc.	118,412	5.3%
Tipalti Solutions Ltd.	113,611	5.1%
SeatGeek, Inc.	112,279	5.0%
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Dividend Reinvestment Plan
During the three months ended March 31, 2026, we issued 153,423 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $2.3 million.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the first quarter ended March 31, 2026, no directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS

Exhibit Number	Description
3(a)	Articles of Amendment and Restatement.(1)
3(b)	Articles of Amendment, dated March 6, 2007.(2)
3(c)	Articles of Amendment, dated April 5, 2011.(3)
3(d)	Articles of Amendment, dated April 3, 2015.(4)
3(e)	Articles of Amendment, dated February 23, 2016.(9)
3(f)	Articles of Amendment, dated October 28, 2024.(6)
3(g)	Amended and Restated Bylaws of Hercules Capital, Inc.(5)
4(a)	Tenth Supplemental Indenture, dated as of February 10, 2026, between the Registrant and U.S. Bank Trust Company, National Association.(10)
4(b)	Form of 5.350% Note due 2029 (included as part of Exhibit 4(a)).
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL
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
(10)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 10, 2026.

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
For the Three Months Ended March 31, 2026 (unaudited)

(in thousands)
Portfolio Company	Investment(1)	Amount of Interest, Dividends, and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2025	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of March 31, 2026
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Units	$—	$—	$218	$—	$—	$(60)	$158
	Common Units	—	—	—	—	—	—	—
Gibraltar Acquisition LLC(5)	Unsecured Debt	1,163	—	38,255	36	—	—	38,291
	Member Units	—	—	23,963	—	(300)	213	23,876
Hercules Adviser LLC(6)	Unsecured Debt	2,101	—	—	3,000	—	—	3,000
	Member Units	—	—	43,274	—	—	(2,137)	41,137
Total Majority Owned Control Investments		$3,264	$—	$105,710	$3,036	$(300)	$(1,984)	$106,462
Other Control Investments
Tectura Corporation(7)	Senior Debt	$170	$—	$8,091	$—	$—	$(8)	$8,083
	Preferred Stock	—	—	1,250	—	—	453	1,703
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$170	$—	$9,341	$—	$—	$445	$9,786
Total Control Investments		$3,434	$—	$115,051	$3,036	$(300)	$(1,539)	$116,248
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
For the Three Months Ended March 31, 2025 (unaudited)

(in thousands)
Portfolio Company	Investment(1)	Amount of Interest, Dividends and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2024	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of March 31, 2025
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Units	$—	$—	$69	$—	$—	$(22)	$47
	Common Units	—	—	—	—	—	—	—
Gibraltar Acquisition LLC(5)	Unsecured Debt	1,606	—	36,212	578	—	—	36,790
	Member Units	—	—	23,051	—	—	(941)	22,110
Hercules Adviser LLC(6)	Unsecured Debt	1,900	—	12,000	—	(12,000)	—	—
	Member Units	—	—	30,190	12,000	—	2,827	45,017
Total Majority Owned Control Investments		$3,506	$—	$101,522	$12,578	$(12,000)	$1,864	$103,964
Other Control Investments
Tectura Corporation(7)	Senior Debt	$170	$—	$8,027	$—	$—	$5	$8,032
	Preferred Stock	—	—	3,623	—	—	113	3,736
	Common Stock	—	—	7	—	—	(5)	2
Total Other Control Investments		$170	$—	$11,657	$—	$—	$113	$11,770
Total Control Investments		$3,676	$—	$113,179	$12,578	$(12,000)	$1,977	$115,734
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
As of March 31, 2026 (unaudited)

(in thousands)
Portfolio Company	Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value(2)
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A-2			5,000,000	$250	$158
	Medical Devices & Equipment	Common Units			180,000	—	—
Total Coronado Aesthetics, LLC						$250	$158
Gibraltar Acquisition LLC(3)	Diversified Financial Services	Unsecured Debt	July 2029	FIXED 11.50%	$28,805	28,439	28,439
	Diversified Financial Services	Unsecured Debt	July 2029	FIXED 11.95%	$10,000	9,852	9,852
	Diversified Financial Services	Member Units			1	32,156	23,876
Total Gibraltar Acquisition LLC						$70,447	$62,167
Hercules Adviser LLC(4)	Diversified Financial Services	Unsecured Debt	March 2027	FIXED 6.75%	$3,000	3,000	3,000
	Diversified Financial Services	Member Units			1	12,035	41,137
Total Hercules Adviser LLC						$15,035	$44,137
Total Majority Owned Control Investments (4.78%)*						$85,732	$106,462
Other Control Investments
Tectura Corporation	Consumer & Business Services	Senior Secured Debt	January 2027	FIXED 8.25%	$8,250	$8,250	$8,083
	Consumer & Business Services	Common Stock			414,994,863	900	—
	Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Consumer & Business Services	Preferred Series C Equity			3,235,298	13,263	1,703
Total Tectura Corporation						$22,413	$9,786
Total Other Control Investments (0.44%)*						$22,413	$9,786
Total Control Investments (5.22%)*						$108,145	$116,248
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
As of and for the year ended December 31, 2025

(in thousands)
Portfolio Company	Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value(2)
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A-2			5,000,000	$250	$218
	Medical Devices & Equipment	Common Units			180,000	—	—
Total Coronado Aesthetics, LLC						$250	$218
Gibraltar Acquisition LLC(3)	Diversified Financial Services	Unsecured Debt	July 2029	FIXED 3.45%, PIK Interest 8.05%	$28,805	28,412	28,412
	Diversified Financial Services	Unsecured Debt	July 2029	FIXED 11.95%	$10,000	9,843	9,843
	Diversified Financial Services	Member Units			1	32,456	23,963
Total Gibraltar Acquisition LLC						$70,711	$62,218
Hercules Adviser LLC(4)	Diversified Financial Services	Member Units			1	12,035	43,274
Total Hercules Adviser LLC						$12,035	$43,274
Total Majority Owned Control Investments (4.77%)*						$82,996	$105,710
Other Control Investments
Tectura Corporation	Consumer & Business Services	Senior Secured Debt	January 2027	FIXED 8.25%	$8,250	$8,250	$8,091
	Consumer & Business Services	Common Stock			414,994,863	900	—
	Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Consumer & Business Services	Preferred Series C Equity			3,235,298	13,263	1,250
Total Tectura Corporation						$22,413	$9,341
Total Other Control Investments (0.42%)*						$22,413	$9,341
Total Control Investments (5.19%)*						$105,409	$115,051
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

HERCULES CAPITAL, INC. (Registrant)

Dated: May 5, 2026	/S/ SCOTT BLUESTEIN
Scott Bluestein
President, Chief Executive Officer, and Chief Investment Officer

Dated: May 5, 2026	/S/ SETH H. MEYER
Seth H. Meyer
Chief Financial Officer, and Chief Accounting Officer