Form 10-Q
period 2026-06-30
Hercules Capital, Inc.
filed 2026-07-30
CIK 1280784

s

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On July 23, 2026, there were 187,164,000 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc., its wholly owned subsidiaries, and its affiliated securitization trust unless the context otherwise requires.
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)	June 30, 2026 (unaudited)	December 31, 2025
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $4,490,389 and $4,362,559, respectively)	$4,463,337	$4,351,596
Control investments (cost of $112,877 and $105,409, respectively)	120,533	115,051
Total investments, at fair value (cost of $4,603,266 and $4,467,968, respectively; fair value amounts related to a VIE $139,921 and $158,980, respectively)	4,583,870	4,466,647
Cash and cash equivalents (1)	48,176	56,987
Restricted cash (amounts related to a VIE $2,250 and $2,467, respectively)	2,250	2,467
Interest receivable	36,601	37,261
Right of use asset	13,837	14,842
Other assets	3,345	5,822
Total assets	$4,688,079	$4,584,026

Liabilities
Debt (net of unamortized debt issuance costs of $27,760 and $26,626, respectively; amounts related to a VIE $50,794 and $64,530, respectively)	$2,335,223	$2,286,444
Accounts payable and accrued liabilities	63,668	65,262
Operating lease liability	14,858	16,267
Total liabilities	$2,413,749	$2,367,973

Net assets consist of:
Common stock, par value	$187	$183
Capital in excess of par value	2,174,992	2,114,719
Total distributable earnings	99,151	101,151
Total net assets	$2,274,330	$2,216,053
Total liabilities and net assets	$4,688,079	$4,584,026

Shares of common stock outstanding ($0.001 par value and 300,000 authorized)	187,218	182,695
Net asset value per share	$12.15	$12.13
(1)The former foreign cash category has been consolidated into “Cash and cash equivalents”. Prior year amounts have been reclassified to conform to the current presentation.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Interest and dividend income:
Excluding payment-in-kind (PIK) interest income
Non-control/Non-affiliate investments	$122,236	$113,120	$242,326	$212,116
Control investments	3,464	2,816	6,863	5,919
Total interest and dividend income, excluding PIK interest income	125,700	115,936	249,189	218,035
PIK interest income
Non-control/Non-affiliate investments	12,342	13,083	25,256	26,022
Control investments	—	552	—	1,086
Total PIK interest income	12,342	13,635	25,256	27,108
Total interest and dividend income	138,042	129,571	274,445	245,143
Fee income:
Non-control/Non-affiliate investments	11,041	7,847	16,139	11,747
Control investments	31	41	66	80
Total fee income	11,072	7,888	16,205	11,827
Total investment income	149,114	137,459	290,650	256,970
Operating expenses:
Interest	28,130	22,930	56,276	42,628
Loan fees	3,006	2,747	5,683	5,145
General and administrative	4,871	5,103	9,673	9,915
Tax expenses	2,790	1,068	3,780	1,980
Employee compensation:
Compensation and benefits	18,366	16,664	35,657	30,578
Stock-based compensation	3,937	3,662	8,086	7,264
Total employee compensation	22,303	20,326	43,743	37,842
Total gross operating expenses	61,100	52,174	119,155	97,510
Expenses allocated to the Adviser Subsidiary	(4,901)	(3,449)	(9,530)	(6,732)
Total net operating expenses	56,199	48,725	109,625	90,778
Net investment income	92,915	88,734	181,025	166,192
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss):
Non-control/Non-affiliate investments	7,702	(57,616)	7,099	(59,157)
Loss on extinguishment of debt	(2)	(21)	(2)	(36)
Total net realized gain (loss)	7,700	(57,637)	7,097	(59,193)
Net change in unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	30,013	48,626	(13,453)	21,084
Control investments	(447)	(836)	(1,986)	1,141
Total net change in unrealized appreciation (depreciation)	29,566	47,790	(15,439)	22,225
Total net realized gain (loss) and net change in unrealized appreciation (depreciation)	37,266	(9,847)	(8,342)	(36,968)
Net increase (decrease) in net assets resulting from operations	$130,181	$78,887	$172,683	$129,224

Net investment income before gains and losses per common share:
Basic	$0.50	$0.50	$0.97	$0.95
Change in net assets resulting from operations per common share:
Basic	$0.70	$0.44	$0.93	$0.74
Diluted	$0.67	$0.43	$0.90	$0.73
Weighted average shares outstanding:
Basic	185,517	176,809	184,146	173,231
Diluted	199,577	190,777	198,206	182,159
Distributions paid per common share:
Basic	$0.47	$0.47	$0.94	$0.94

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

(in thousands)	Common Stock		Capital in excess of par value	Distributable Earnings (loss)	Net Assets
For the Three Months Ended June 30, 2026	Shares	Par Value
Balance as of March 31, 2026	187,174	$187	$2,169,888	$56,920	$2,226,995
Net increase (decrease) in net assets resulting from operations	—	—	—	130,181	130,181
Public offering, net of offering expenses	—	—	(14)	—	(14)
Issuance of common stock under equity-based award plans	41	—	18	—	18
Shares retired on vesting of equity-based awards	(125)	—	(837)	—	(837)
Distributions reinvested in common stock	128	—	1,984	—	1,984
Distributions	—	—	—	(87,950)	(87,950)
Stock-based compensation(1)	—	—	3,953	—	3,953
Balance as of June 30, 2026	187,218	$187	$2,174,992	$99,151	$2,274,330

For the Six Months Ended June 30, 2026
Balance as of December 31, 2025	182,695	$183	$2,114,719	$101,151	$2,216,053
Net increase (decrease) in net assets resulting from operations	—	—	—	172,683	172,683
Public offering, net of offering expenses	3,541	3	52,019	—	52,022
Issuance of common stock under equity-based award plans	1,033	1	24	—	25
Shares retired on vesting of equity-based awards	(332)	—	(4,210)	—	(4,210)
Distributions reinvested in common stock	281	—	4,302	—	4,302
Distributions	—	—	—	(174,683)	(174,683)
Stock-based compensation(1)	—	—	8,138	—	8,138
Balance as of June 30, 2026	187,218	$187	$2,174,992	$99,151	$2,274,330
(1)Stock-based compensation includes $15 thousand and $49 thousand of restricted stock and option expense related to director compensation for the three and six months ended June 30, 2026, respectively.

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

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)	For the Six Months Ended June 30,
	2026	2025
Cash flows provided by (used in) operating activities:
Net increase in net assets resulting from operations	$172,683	$129,224
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments(1)	(988,392)	(972,421)
Fundings assigned to Adviser Funds(1)	2,500	—
Principal and fee repayments received	843,277	414,436
Proceeds from the sale of debt investments	24,086	47,500
Proceeds from the sale of equity and warrant investments	15,011	929
Net change in unrealized (appreciation) depreciation	15,439	(22,225)
Net realized (gain) loss	(7,099)	59,157
Payments of derivative instruments	25	(1,551)
Accretion of paid-in-kind interest	(25,256)	(27,108)
Accretion of loan discounts	(4,337)	(3,643)
Accretion of loan discounts on convertible notes	621	379
Loss on extinguishment of debt	2	36
Accretion of loan exit fees	(20,192)	(15,281)
Change in loan income, net of collections	25,913	15,874
Unearned fees related to unfunded commitments	(164)	(583)
Amortization of debt fees and issuance costs	5,176	3,954
Depreciation and amortization	169	170
Stock-based compensation and amortization of restricted stock grants(2)	8,138	7,335
Change in operating assets and liabilities:
Interest receivable	663	(2,951)
Other assets	1,857	4,540
Accrued liabilities	(2,833)	(4,791)
Net cash provided by (used in) operating activities	67,287	(367,020)
Cash flows provided by (used in) investing activities:
Purchases of capital equipment	(19)	(27)
Net cash provided by (used in) investing activities	(19)	(27)
Cash flows provided by (used in) financing activities:
Issuance of common stock	52,893	190,913
Offering expenses	(871)	(2,062)
Retirement of employee shares, net	(4,185)	(4,495)
Distributions paid	(170,381)	(159,421)
Issuance of debt	1,078,816	1,501,362
Repayment of debt	(1,028,746)	(1,207,890)
Debt issuance costs	(3,822)	(11,040)
Fees paid for credit facilities	—	(3,445)
Net cash provided by (used in) financing activities	(76,296)	303,922
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,028)	(63,125)
Cash, cash equivalents and restricted cash at beginning of period	59,454	116,421
Cash, cash equivalents and restricted cash at end of period	$50,426	$53,296

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$50,068	$37,008
Income tax, including excise tax, paid	$5,693	$6,289
Distributions reinvested	$4,302	$5,046
(1)Excluded from the amounts presented are certain investment funding allocations of $365.5 million and $275.8 million, which were directly funded by the Adviser Funds (as defined in “Note 1 – Description of Business”) during the six months ended June 30, 2026 and 2025, respectively. Refer to “Note 12 – Related Party Transaction” for additional information.
(2)Stock-based compensation includes $49 thousand and $71 thousand of restricted stock and option expense related to director compensation for the six months ended June 30, 2026 and 2025, respectively.
The following table presents a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

(in thousands)	As of June 30,
	2026	2025
Cash and cash equivalents (1)	$48,176	$52,246
Restricted cash	2,250	1,050
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$50,426	$53,296
(1)The former foreign cash category has been consolidated into “Cash and cash equivalents”. Prior year amounts have been reclassified to conform to the current presentation.
See “Note 2 – Summary of Significant Accounting Policies” for a description of cash and cash equivalents and restricted cash.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Debt Investments
Application Software
Alchemer LLC	Senior Secured	May 2028	1-month SOFR + 8.14%, Floor rate 9.14%	$20,054	$19,856	$19,655	(13)(17)(18)
AlphaSense, Inc.	Senior Secured	June 2029	3-month SOFR + 6.25%, Floor rate 8.25%	$20,000	19,868	20,148	(11)
Annex Cloud	Senior Secured	June 2028	PIK Interest 3-month SOFR + 9.99%, Floor rate 10.99%	$5,642	5,642	—	(8)(13)(18)
	Senior Secured	December 2025	PIK Interest 3-month SOFR + 9.99%, Floor rate 10.99%	$3,325	3,325	3,325	(8)(18)(26)
	Senior Secured	June 2028	PIK Interest 3-month SOFR + 5.73%, Floor rate 6.73%	$1,716	1,717	—	(8)(18)
Total Annex Cloud				$10,683	10,684	3,325
Babel Street	Senior Secured	December 2027	3-month SOFR + 8.01%, Floor rate 9.01%	$64,845	64,150	63,322	(15)(17)(18)
Brain Corporation	Senior Secured	September 2028	Prime + 1.35%, Floor rate 9.85%, PIK Interest 2.50%, 3.95% Exit Fee	$33,247	33,472	33,459	(13)(14)
Ceros, Inc.	Senior Secured	June 2027	3-month SOFR + 8.99%, Floor rate 9.89%	$22,656	22,579	22,256	(18)
Chainalysis, Inc.	Senior Secured	June 2029	Prime + 2.95%, Floor rate 10.45%	$38,379	37,976	38,715
Dashlane, Inc.	Senior Secured	December 2027	Prime + 3.05%, Floor rate 11.55%, PIK Interest 1.10%, 4.95% Exit Fee	$44,992	46,238	46,309	(11)(13)(19)
DevRev, Inc.	Senior Secured	July 2029	Prime + 3.95%, Floor rate 10.70%, Cap rate 14.70%, 4.25% Exit Fee	$18,750	18,539	18,539
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 7.86%, Floor rate 8.61%	$8,210	8,116	8,210	(18)
Distributed Creation Inc.	Senior Secured	April 2029	Prime + 3.00%, Floor rate 10.25%, 4.50% Exit Fee	$40,000	39,790	39,344	(11)
DocPlanner	Senior Secured	January 2030	Prime + 2.75%, Floor rate 9.75%, 4.25% Exit Fee	€68,200	70,218	77,927	(5)(10)
Earnix, Inc.	Senior Secured	June 2029	Prime - 1.15%, Floor rate 5.35%, PIK Interest 4.45%	$20,505	20,275	20,539	(11)(14)(17)
Elation Health, Inc.	Senior Secured	April 2029	Prime + 1.75%, Floor rate 9.25%, PIK Interest 1.30%, 3.95% Exit Fee	$21,186	20,906	20,897	(11)(14)(19)
Funnel Holding AB (publ)	Senior Secured	October 2029	Prime + 0.60%, Floor rate 7.10%, Cap rate 8.60%, PIK Interest 3.00%, 2.25% Exit Fee	$21,340	21,135	21,010	(5)(10)(14)(17)(19)
Imagen Technologies, Inc.	Senior Secured	November 2028	Prime + 1.55%, Floor rate 9.05%, PIK Interest 1.00%, 3.95% Exit Fee	$7,539	7,476	7,474	(6)(14)
Intercom, Inc.	Senior Secured	February 2031	Prime + 2.00%, Floor rate 8.50%, Cap rate 9.25%, PIK Interest 1.00%, 3.95% Exit Fee	$22,554	22,378	23,785	(14)(17)
iSpot.tv, Inc.	Senior Secured	January 2029	Prime + 2.25%, Floor rate 9.00%, PIK Interest 1.00%, 5.70% Exit Fee	$3,299	3,326	3,271	(14)(17)
	Senior Secured	January 2029	Prime + 1.40%, Floor rate 8.15%, PIK Interest 0.75%, 4.50% Exit Fee	$39,288	39,370	39,048	(12)(14)(17)
Total iSpot.tv, Inc.				$42,587	42,696	42,319
Khoros, LLC	Senior Secured	May 2030	FIXED 10.00%	$11,704	11,704	11,316
LinenMaster, LLC	Senior Secured	August 2029	1-month SOFR + 8.28%, Floor rate 9.28%	$11,500	11,215	11,087	(17)(18)
Loftware, Inc.	Senior Secured	March 2028	3-month SOFR + 7.75%, Floor rate 8.75%	$29,511	29,180	29,511	(17)(18)
Mango Technologies, Inc.	Senior Secured	August 2030	Prime + 2.25%, Floor rate 8.25%, 2.00% Exit Fee	$45,250	44,678	44,490	(17)
Marigold Group, Inc.	Senior Secured	April 2028	3-month SOFR + 9.50%, Floor rate 10.50%	$45,739	45,248	44,139	(13)(14)(19)
micro1 Inc.	Senior Secured	June 2029	Prime + 3.50%, Floor rate 10.25%, 4.00% Exit Fee	$10,875	10,606	10,606	(6)(17)(19)
Microblink LLC	Senior Secured	August 2027	3-month SOFR + 7.84%, Floor rate 8.84%	$5,000	4,910	4,910	(18)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$6,985	6,920	6,954	(11)(17)(18)
Pindrop Security, Inc.	Senior Secured	June 2029	Prime + 3.50%, Floor rate 10.00%, 2.00% Exit Fee	$31,000	30,865	31,675	(15)(17)
Proven Optics, LLC	Senior Secured	December 2030	3-month SOFR + 7.30%, Floor rate 8.30%	$15,000	14,748	14,690	(17)(18)
Remodel Health Holdco, LLC	Senior Secured	December 2028	Prime + 2.35%, Floor rate 10.35%, 6.50% Exit Fee	$25,000	25,345	25,488	(6)(15)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Reveleer	Senior Secured	February 2027	Prime + 0.65%, Floor rate 9.15%, PIK Interest 2.00%, 5.05% Exit Fee	$50,561	$52,309	$52,309	(6)(14)(15)
Simon Data, Inc.	Senior Secured	March 2027	Prime + 1.00%, Floor rate 8.75%, PIK Interest 1.95%, 3.59% Exit Fee	$5,033	5,272	2,194	(8)(12)(14)
Sisense Ltd.	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.50%, PIK Interest 1.95%, 5.95% Exit Fee	$27,734	28,980	27,969	(5)(10)(14)
Smartsheet Inc.	Senior Secured	January 2031	3-month SOFR + 5.25%, Floor rate 6.00%	$46,785	46,022	46,752	(17)
Snappt, Inc.	Senior Secured	April 2029	Prime + 2.35%, Floor rate 8.85%, PIK Interest 1.00%, 4.25% Exit Fee	$21,993	22,028	21,489	(6)(14)(15)
Streamline Healthcare Solutions	Senior Secured	June 2030	3-month SOFR + 7.30%, Floor rate 8.30%	$22,260	21,715	21,730	(6)(11)(13)(15)(17) (18)
Suzy, Inc.	Senior Secured	August 2027	Prime + 1.75%, Floor rate 10.00%, PIK Interest 1.95%, 3.45% Exit Fee	$22,745	23,007	17,037	(6)(14)(15)
Tipalti Solutions Ltd.	Senior Secured	April 2029	Prime + 0.45%, Floor rate 6.45%, PIK Interest 2.30%	$73,335	73,032	71,487	(14)(16)(17)
	Senior Secured	April 2029	Prime + 0.45%, Floor rate 6.45%, PIK Interest 2.30%, 3.75% Exit Fee	$43,171	43,403	43,257	(14)(16)(17)
Total Tipalti Solutions Ltd.				$116,506	116,435	114,744
Ushur, Inc.	Senior Secured	June 2028	Prime + 2.20%, Floor rate 9.20%, 5.95% Exit Fee	$14,150	14,093	13,770	(6)(15)
Zappi, Inc.	Senior Secured	December 2027	3-month SOFR + 8.03%, Floor rate 9.03%	$12,558	12,448	12,406	(5)(10)(13)(17)(18)
ZeroEyes, Inc.	Senior Secured	May 2030	Prime + 2.00%, Floor rate 9.50%, PIK Interest 2.00%, 1.50% Exit Fee	$21,081	20,795	20,539	(6)(14)(15)
Subtotal: Application Software (48.94%)*					1,124,875	1,113,038
Biotechnology Tools
Antheia, Inc.	Senior Secured	August 2029	Prime + 2.85%, Floor rate 10.35%, 5.55% Exit Fee	$21,250	20,099	19,873	(11)
Subtotal: Biotechnology Tools (0.87%)*					20,099	19,873
Communications & Networking
Aryaka Networks, Inc.	Senior Secured	December 2028	Prime + 1.80%, Floor rate 9.30%, PIK Interest 1.25%, 5.68% Exit Fee	$28,451	28,987	23,785	(12)(14)(19)
Tarana Wireless, Inc.	Senior Secured	March 2030	Prime + 4.00%, Floor rate 10.75%, 3.95% Exit Fee	$11,000	10,854	10,855	(6)(19)
Subtotal: Communications & Networking (1.52%)*					39,841	34,640
Consumer & Business Products
Tonal Systems, Inc.	Senior Secured	March 2029	Prime + 4.25%, Floor rate 11.00%, 4.25% Exit Fee	$20,000	19,838	19,838	(19)
Weee! Inc.	Senior Secured	April 2028	Prime + 2.25%, Floor rate 9.75%, 2.50% Exit Fee	$20,000	19,925	20,031	(11)(17)
Subtotal: Consumer & Business Products (1.75%)*					39,763	39,869
Consumer & Business Services
Andesa Services, Inc.	Senior Secured	March 2031	1-month SOFR + 7.80%, Floor rate 8.80%	$11,000	10,766	10,766	(17)(18)
AppDirect, Inc.	Senior Secured	September 2029	Prime + 2.05%, Floor rate 8.55%, PIK Interest 1.00%, 4.70% Exit Fee	$65,857	65,472	64,384	(14)
Carwow LTD	Senior Secured	December 2027	Prime + 4.70%, Floor rate 11.45%, PIK Interest 1.45%, 4.95% Exit Fee	£20,814	28,920	27,916	(5)(10)(14)
CollectiveHealth, Inc.	Senior Secured	February 2030	Prime + 3.50%, Floor rate 10.25%, 3.95% Exit Fee	$10,125	10,040	9,828	(17)
Finix Payments, Inc.	Senior Secured	December 2029	Prime + 2.50%, Floor rate 9.25%, 4.25% Exit Fee	$24,500	24,212	24,188	(6)(17)
GoEuro Travel GmbH	Senior Secured	November 2029	Prime + 3.45%, Floor rate 10.45%, 4.50% Exit Fee	$58,036	58,196	57,996	(5)(10)
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 12.00%	$30,671	30,671	29,747	(9)(14)
Jobandtalent USA, Inc.	Senior Secured	October 2028	1-month SOFR + 3.50%, Floor rate 4.50%, PIK Interest 3.25%, 10.47% Exit Fee	$14,534	15,265	12,250	(5)(10)(14)
	Senior Secured	October 2028	1-month SOFR + 1.00%, Floor rate 1.00%, PIK Interest 9.00%	$1,070	1,070	1,070	(5)(10)(14)
Total Jobandtalent USA, Inc.				$15,604	16,335	13,320
Nerdy Inc.	Senior Secured	November 2029	Prime + 3.50%, Floor rate 10.75%, 7.50% Exit Fee	$14,000	14,004	14,009	(17)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Peek Travel, Inc.	Senior Secured	October 2028	Prime + 1.75%, Floor rate 9.25%, PIK Interest 1.00%, 4.95% Exit Fee	$19,983	$19,878	$19,544	(14)(17)
Perk International Holdings Ltd	Senior Secured	May 2031	3-month SOFR + 7.00%, Floor rate 9.50%	$15,938	15,629	15,629	(5)(10)
Plentific Ltd	Senior Secured	October 2026	Prime + 2.55%, Floor rate 11.05%, 2.95% Exit Fee	$3,035	3,111	3,163	(5)(10)(13)
Provi	Senior Secured	December 2027	Prime + 4.40%, Floor rate 10.65%, 3.00% Exit Fee	$14,160	14,217	14,135	(15)
Riviera Partners LLC	Senior Secured	March 2028	3-month SOFR + 8.28%, Floor rate 9.28%	$35,942	35,722	35,461	(18)
RVShare, LLC	Senior Secured	December 2026	3-month SOFR + 9.50%, Floor rate 10.50%	$25,809	25,778	25,778	(13)(14)(15)
Skyword, Inc.	Senior Secured	November 2027	Prime + 2.75%, Floor rate 9.25%, PIK Interest 1.75%, 5.50% Exit Fee	$6,764	7,053	6,861	(13)(14)
Tectura Corporation	Senior Secured	January 2027	FIXED 8.25%	$8,250	8,250	8,250	(7)
Subtotal: Consumer & Business Services (16.75%)*					388,254	380,975
Defense Technologies
Hermeus Corporation	Senior Secured	March 2030	Prime + 2.75%, Floor rate 10.00%, PIK Interest 1.00%, 4.50% Exit Fee	$14,345	13,884	13,884	(14)
Saronic Technologies, Inc.	Senior Secured	June 2030	Prime + 2.50%, Floor rate 9.00%, 2.00% Exit Fee	$74,414	73,296	76,603	(6)(15)(17)
Shield AI, Inc.	Senior Secured	February 2029	Prime + 0.85%, Floor rate 6.85%, Cap rate 9.60%, PIK Interest 2.50%, 2.50% Exit Fee	$148,179	148,169	150,226	(12)(14)(16)
Subtotal: Defense Technologies (10.58%)*					235,349	240,713
Diversified Financial Services
Gibraltar Acquisition LLC	Unsecured	July 2029	FIXED 11.50%	$28,805	28,462	28,462	(7)(14)(20)
	Unsecured	July 2029	FIXED 11.95%	$10,000	9,861	9,861	(7)(20)
Total Gibraltar Acquisition LLC				$38,805	38,323	38,323
Hercules Adviser LLC	Unsecured	March 2027	FIXED 6.75%	$8,000	8,000	8,000	(7)(23)
Subtotal: Diversified Financial Services (2.04%)*					46,323	46,323
Drug Discovery & Development
4D Molecular Therapeutics, Inc.	Senior Secured	June 2031	Prime + 2.00%, Floor rate 8.75%, Cap rate 9.50%, 6.50% Exit Fee	$15,200	15,047	15,047	(6)(10)(17)
Alector, Inc.	Senior Secured	December 2028	Prime + 1.05%, Floor rate 8.05%, 4.75% Exit Fee	$7,000	7,106	7,277	(6)(10)(15)
Altimmune, Inc.	Senior Secured	June 2029	Prime + 2.45%, Floor rate 9.70%, 6.25% Exit Fee	$17,500	17,609	17,625	(6)(10)(15)
Arcus Biosciences, Inc.	Senior Secured	September 2030	Prime - 0.05%, Floor rate 8.45%, PIK Interest 2.20%, 9.00% Exit Fee	$76,550	77,596	81,145	(6)(10)(11)(14)(15)
Beren Therapeutics P.B.C.	Senior Secured	October 2029	Prime + 2.45%, Floor rate 9.95%, 5.25% Exit Fee	$17,250	16,976	16,802	(6)(11)
Braeburn, Inc.	Senior Secured	October 2028	Prime + 3.00%, Floor rate 10.50%, PIK Interest 0.25%, 5.45% Exit Fee	$53,701	54,891	56,241	(14)
COMPASS Pathways plc	Senior Secured	January 2031	Prime + 2.75%, Floor rate 9.75%, 7.75% Exit Fee	$42,500	42,592	43,369	(5)(10)(11)
Disc Medicine, Inc.	Senior Secured	December 2029	Prime + 1.75%, Floor rate 8.25%, 6.75% Exit Fee	$35,000	35,224	36,465	(6)(10)(15)(17)
Dyne Therapeutics, Inc.	Senior Secured	July 2030	Prime + 2.45%, Floor rate 9.95%, 5.50% Exit Fee	$142,000	141,577	143,787	(6)(10)(12)(15)(16)
enGene Therapeutics Inc. (p.k.a. enGene, Inc.)	Senior Secured	January 2030	Prime + 2.25%, Floor rate 9.25%, Cap rate 10.25%, 5.95% Exit Fee	$17,500	17,919	17,949	(5)(10)
Heron Therapeutics, Inc.	Senior Secured	September 2030	Prime + 1.95%, Floor rate 9.45%, PIK Interest 1.00%, 6.50% Exit Fee	$80,775	80,754	78,512	(14)(15)
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 6.05% Exit Fee	$5,500	5,745	5,838	(10)(15)
Lexicon Pharmaceuticals, Inc.	Senior Secured	May 2030	Prime + 3.10%, Floor rate 9.85%, 6.25% Exit Fee	$39,875	39,146	39,146	(6)(10)
Maze Therapeutics, Inc.	Senior Secured	February 2031	Prime + 0.95%, Floor rate 7.95%, 6.45% Exit Fee	$28,000	27,857	28,273	(6)(10)(11)(17)
MoonLake Immunotherapeutics	Senior Secured	April 2030	Prime + 1.45%, Floor rate 8.45%, 6.95% Exit Fee	$46,000	46,215	46,872	(5)(10)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
NorthSea Therapeutics	Convertible Debt	June 2027	FIXED 6.00%	$473	$473	$473	(5)(9)(10)
Phathom Pharmaceuticals, Inc.	Senior Secured	February 2029	Prime + 3.10%, Floor rate 9.85%, 2.00% Exit Fee	$132,994	132,172	133,232	(6)(10)(12)(16)(22)
Replimune Group, Inc.	Senior Secured	October 2027	Prime + 1.75%, Floor rate 8.50%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$57,250	58,450	58,327	(10)(12)(13)(14)
Savara, Inc.	Senior Secured	April 2030	Prime + 1.45%, Floor rate 7.45%, 6.95% Exit Fee	$21,450	21,728	21,910	(6)(10)(15)
SynOx Therapeutics Limited	Senior Secured	May 2028	Prime + 1.40%, Floor rate 9.90%, 7.25% Exit Fee	$10,500	10,548	10,608	(5)(10)(11)
Tenpoint Therapeutics Limited	Senior Secured	October 2029	Prime + 2.90%, Floor rate 10.40%, 6.65% Exit Fee	$18,750	18,723	18,277	(5)(10)(11)
uniQure B.V.	Senior Secured	October 2030	Prime + 2.45%, Floor rate 9.45%, 5.50% Exit Fee	$27,500	27,618	28,486	(5)(10)(11)
X4 Pharmaceuticals, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 10.15%, 3.72% Exit Fee	$75,000	76,973	77,171	(11)(12)(13)
Subtotal: Drug Discovery & Development (43.21%)*					972,939	982,832
Electronics & Computer Hardware
Locus Robotics Corp.	Senior Secured	December 2028	Prime + 3.00%, Floor rate 9.50%, 4.00% Exit Fee	$65,000	65,518	64,766	(6)(11)(12)(15)
Subtotal: Electronics & Computer Hardware (2.85%)*					65,518	64,766
Healthcare Services, Other
Belong Health, Inc.	Senior Secured	November 2029	Prime + 2.25%, Floor rate 9.75%, 5.45% Exit Fee	$11,250	11,046	10,871	(6)(17)
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	1-month SOFR + 5.11%, Floor rate 6.00%, PIK Interest 4.45%	$77,263	77,132	76,333	(11)(12)(13)(14)
ChenMed, LLC	Senior Secured	May 2030	Prime + 2.45%, Floor rate 9.45%, 3.75% Exit Fee	$130,000	128,727	128,588	(16)(17)
Connections Health Holdings, LLC	Senior Secured	May 2030	Prime + 1.20%, Floor rate 7.95%, PIK Interest 1.00%, 6.95% Exit Fee	$8,501	8,325	8,325	(6)(14)(17)
Consensus Intermediate Holdco, LLC	Senior Secured	June 2030	Prime + 3.20%, Floor rate 9.95%, 3.95% Exit Fee	$15,000	14,832	14,832	(6)
Curana Health Holdings, LLC	Senior Secured	October 2029	Prime + 1.45%, Floor rate 9.20%, 7.45% Exit Fee	$60,750	61,562	61,807	(13)(19)
Ennoble Care LLC	Senior Secured	February 2030	Prime + 2.60%, Floor rate 10.35%, 7.95% Exit Fee	$45,000	44,863	45,097	(6)(15)
Equality Health, LLC	Senior Secured	February 2028	Prime + 5.85%, Floor rate 9.50%, PIK Interest 1.95%	$72,655	72,263	71,505	(11)(12)(14)
Main Street Rural, Inc.	Senior Secured	July 2027	Prime + 1.95%, Floor rate 9.95%, 6.85% Exit Fee	$73,500	76,099	76,373	(13)(15)
Marathon Health, LLC	Senior Secured	February 2029	Prime + 0.25%, Floor rate 8.25%, PIK Interest 2.25%, 3.00% Exit Fee	$184,924	185,759	184,780	(14)(16)(17)
Modern Life, Inc.	Senior Secured	February 2029	Prime + 2.75%, Floor rate 10.25%, 5.00% Exit Fee	$19,032	19,234	19,054	(13)
NeueHealth, Inc.	Senior Secured	June 2028	Prime + 3.65%, Floor rate 12.15%, 2.50% Exit Fee	$55,288	53,936	53,607	(12)(14)
Octave Health Group, Inc.	Senior Secured	October 2029	Prime + 2.70%, Floor rate 9.95%, 5.35% Exit Fee	$12,500	12,302	12,171	(6)
Strive Health Holdings, LLC	Senior Secured	August 2029	Prime + 1.05%, Floor rate 9.55%, 5.95% Exit Fee	$36,000	36,118	36,418	(12)(15)
The Good Health Group, LLC	Senior Secured	June 2030	Prime + 3.45%, Floor rate 10.20%, 5.95% Exit Fee	$19,125	18,913	18,913
Tungsten Health Holdings, LLC	Senior Secured	December 2029	Prime + 1.00%, Floor rate 8.50%, Cap rate 9.00%, PIK Interest 1.25%, 8.35% Exit Fee	$10,179	10,180	10,171	(14)
WellBe Senior Medical, LLC	Senior Secured	May 2029	Prime + 0.75%, Floor rate 7.75%, PIK Interest 2.65%, 6.75% Exit Fee	$33,495	33,922	33,578	(14)(15)
Subtotal: Healthcare Services, Other (37.92%)*					865,213	862,423
Information Services
Saama Technologies, LLC	Senior Secured	July 2027	Prime + 0.70%, Floor rate 8.95%, PIK Interest 2.00%, 3.45% Exit Fee	$24,285	24,615	24,791	(12)(14)
Subtotal: Information Services (1.09%)*					24,615	24,791
Manufacturing Technology
VulcanForms Inc.	Senior Secured	January 2028	Prime + 4.25%, Floor rate 11.25%, 4.25% Exit Fee	$20,000	20,222	20,113	(11)(19)
Subtotal: Manufacturing Technology (0.88%)*					20,222	20,113

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Medical Devices & Equipment
Cognito Therapeutics Group, Inc.	Senior Secured	January 2030	Prime + 2.70%, Floor rate 9.95%, 5.75% Exit Fee	$4,500	$4,360	$4,360	(6)
Orchestra BioMed Holdings, Inc.	Senior Secured	November 2028	Prime + 2.00%, Floor rate 9.50%, 6.35% Exit Fee	$15,000	15,196	15,304	(6)(15)
Senseonics Holdings, Inc.	Senior Secured	August 2029	Prime + 2.40%, Floor rate 9.90%, 13.40% Exit Fee	$30,625	31,939	32,218	(11)
	Senior Secured	August 2029	Prime + 2.40%, Floor rate 9.90%, 6.45% Exit Fee	$15,500	15,289	15,383	(10)
Total Senseonics Holdings, Inc.				$46,125	47,228	47,601
Sight Sciences, Inc.	Senior Secured	July 2028	Prime + 2.35%, Floor rate 10.35%, 5.95% Exit Fee	$28,000	28,684	28,732	(6)(12)
Subtotal: Medical Devices & Equipment (4.22%)*					95,468	95,997
Space Technologies
LeoLabs, Inc.	Senior Secured	April 2030	Prime + 2.90%, Floor rate 9.65%, PIK Interest 0.95%, 3.50% Exit Fee	$6,609	6,526	6,526	(14)(17)
Loft Orbital Solutions Inc.	Senior Secured	December 2029	Prime + 1.75%, Floor rate 8.75%, PIK Interest 1.00%, 3.45% Exit Fee	$8,864	8,679	8,695	(14)(17)(19)
Stoke Space Technologies, Inc.	Senior Secured	May 2029	Prime + 1.00%, Floor rate 7.50%, PIK Interest 2.00%, 5.25% Exit Fee	$28,573	28,140	28,202	(6)(14)(15)
Subtotal: Space Technologies (1.91%)*					43,345	43,423
Sustainable and Renewable Technology
Electric Hydrogen Co.	Senior Secured	May 2028	Prime + 2.25%, Floor rate 10.75%, PIK Interest 1.25%, 5.75% Exit Fee	$12,850	12,950	12,791	(14)(15)(19)
	Senior Secured	May 2028	Prime + 2.25%, Floor rate 10.75%, PIK Interest 1.25%, 7.45% Exit Fee	$17,720	17,956	17,735	(14)(15)(19)
Total Electric Hydrogen Co.				$30,570	30,906	30,526
Renew Home, LLC	Senior Secured	March 2030	Prime + 3.00%, Floor rate 9.25%, 5.00% Exit Fee	$5,000	4,995	4,995	(17)(19)
Tidal Vision Products, Inc.	Senior Secured	October 2028	Prime + 2.45%, Floor rate 9.70%, 3.45% Exit Fee	$5,000	4,803	4,803	(6)(17)
Subtotal: Sustainable and Renewable Technology (1.77%)*					40,704	40,324
System Software
Akeyless Security Ltd.	Senior Secured	August 2028	Prime + 4.00%, Floor rate 11.00%, 2.95% Exit Fee	$13,400	13,266	13,203	(5)(10)
ControlUp, Inc.	Senior Secured	January 2031	Prime + 0.25%, Floor rate 6.75%, PIK Interest 2.00%, 3.00% Exit Fee	$10,084	10,001	10,001	(14)(17)
CoreView USA, Inc.	Senior Secured	January 2029	Prime + 2.75%, Floor rate 9.25%, 4.95% Exit Fee	$25,000	25,216	25,243	(6)(17)
Coronet Cyber Security Ltd.	Senior Secured	October 2028	Prime - 2.95%, Floor rate 3.55%, PIK Interest 5.85%	$7,427	7,351	7,077	(14)
DNSFilter, Inc.	Senior Secured	October 2028	Prime + 2.15%, Floor rate 8.65%, PIK Interest 0.75%, 4.95% Exit Fee	$5,028	5,031	5,013	(14)(19)
Expel, Inc.	Senior Secured	April 2029	Prime + 3.90%, Floor rate 10.65%, 2.00% Exit Fee	$12,000	11,901	11,718	(17)
Harness, Inc.	Senior Secured	March 2029	Prime - 2.25%, Floor rate 5.25%, Cap rate 6.50%, PIK Interest 6.25%, 1.00% Exit Fee	$59,760	59,360	60,308	(14)(19)
LogRhythm, Inc.	Senior Secured	July 2029	1-month SOFR + 7.50%, Floor rate 8.50%	$25,209	24,704	22,741	(14)
Morphisec Information Security 2014 Ltd.	Senior Secured	October 2027	Prime + 3.45%, Floor rate 11.70%, 5.95% Exit Fee	$11,435	11,758	11,607	(5)(10)
Neo4j, Inc.	Senior Secured	April 2030	Prime + 2.60%, Floor rate 9.10%, 3.50% Exit Fee	$10,000	9,878	9,878	(17)
New Relic, Inc.	Senior Secured	November 2030	3-month SOFR + 6.75%, Floor rate 7.75%	$21,890	21,499	21,343	(17)
PayIt, LLC	Senior Secured	December 2028	Prime + 1.45%, Floor rate 7.95%, PIK Interest 1.50%, 5.00% Exit Fee	$26,467	26,588	26,252	(6)(14)(15)(17)(19)
	Senior Secured	December 2028	Prime + 3.00%, Floor rate 10.25%, PIK Interest 1.50%, 5.00% Exit Fee	$2,802	2,776	2,788	(14)(15)(17)(19)
Total PayIt, LLC				$29,269	29,364	29,040
Scylla DB Ltd.	Senior Secured	July 2029	Prime + 3.00%, Floor rate 10.50%, 0.75% Exit Fee	$15,000	14,836	14,553	(5)(10)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Semperis Technologies Inc.	Senior Secured	April 2029	Prime - 1.75%, Floor rate 6.75%, PIK Interest 3.25%	$23,900	$23,727	$23,700	(11)(14)(19)
	Senior Secured	April 2029	Prime - 0.50%, Floor rate 8.00%, PIK Interest 3.85%	$34,478	34,067	34,042	(14)(19)
	Senior Secured	April 2029	Prime + 2.50%, Floor rate 9.00%, PIK Interest 1.50%	$24,807	24,557	24,572	(14)(19)
Total Semperis Technologies Inc.				$83,185	82,351	82,314
Sumo Logic, Inc.	Senior Secured	May 2030	3-month SOFR + 6.50%, Floor rate 7.50%	$23,543	23,171	22,663	(14)(17)
Zimperium, Inc.	Senior Secured	May 2027	3-month SOFR + 8.10%, Floor rate 9.10%	$17,734	17,647	17,647	(17)(18)
	Senior Secured	May 2027	3-month SOFR + 5.39%, Floor rate 6.39%	$1,789	1,775	1,775	(17)(18)
Total Zimperium, Inc.				$19,523	19,422	19,422
Subtotal: System Software (16.10%)*					369,109	366,124
Total: Debt Investments (192.42%)*					$4,391,637	$4,376,224

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Equity Investments
Application Software
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	$2,985	$2,985	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	—
DNAnexus, Inc.	Equity	3/21/2014	Preferred Series C	51,948	97	12
Hypercore Inc.	Equity	1/22/2026	Preferred Series A-II	231,938	400	400
Khoros, LLC	Equity	5/23/2025	Earnout Interest	N/A	5,242	611	(24)
Leapwork ApS	Equity	8/25/2023	Preferred Series B2	183,073	250	70	(5)(10)
micro1 Inc.	Equity	6/26/2026	SAFE	N/A	1,813	1,813	(25)
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	2,314	(4)
Verana Health, Inc.	Equity	7/8/2021	Common Stock	23,814	2,000	—
Subtotal: Application Software (0.36%)*					17,692	8,205
Biotechnology Tools
Alamar Biosciences, Inc.	Equity	2/21/2024	Common Stock	208,344	1,500	5,644	(4)
Subtotal: Biotechnology Tools (0.25%)*					1,500	5,644
Consumer & Business Products
Fabletics, Inc.	Equity	4/30/2010	Common Stock	42,989	128	35
	Equity	7/16/2013	Preferred Series B	130,191	1,101	255
Total Fabletics, Inc.				173,180	1,229	290
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	12,260	433	15	(4)
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	172,328	13	190
Subtotal: Consumer & Business Products (0.02%)*					1,675	495
Consumer & Business Services
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	216,073	1,151	948	(5)(10)
Jobandtalent USA, Inc.	Equity	2/11/2025	Preferred Series F	47,754	563	—	(5)(10)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	$5,263	$1,472	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	92	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	346
	Equity	10/25/2016	Preferred Series A-1	108,710	632	131
Total OfferUp, Inc.				394,790	2,295	477
Oportun	Equity	6/28/2013	Common Stock	48,365	577	276	(4)
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	39	—
Rhino Labs, Inc.	Equity	1/24/2022	Common Stock	7,063	1,000	—
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	—	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	—	(7)
	Equity	12/29/2023	Preferred Series C	3,235,298	13,263	782	(7)
Total Tectura Corporation				419,230,161	14,163	782
Worldremit Group Limited	Equity	6/24/2024	Preferred Series X	9,737	922	394	(5)(10)
Subtotal: Consumer & Business Services (0.20%)*					26,973	4,441
Defense Technologies
Saronic Technologies, Inc.	Equity	3/27/2026	Preferred Series D	154,854	4,250	5,078
Shield AI, Inc.	Equity	2/7/2025	Preferred Series F1	28,900	2,250	3,681	(16)
Subtotal: Defense Technologies (0.39%)*					6,500	8,759
Diversified Financial Services
Gibraltar Acquisition LLC	Equity	3/1/2018	Member Units	1	31,856	24,421	(7)(20)
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	12,035	40,535	(7)(23)
Subtotal: Diversified Financial Services (2.86%)*					43,891	64,956
Drug Delivery
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	680	1,500	2	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	—
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	2	(4)
Talphera, Inc.	Equity	12/10/2018	Common Stock	8,836	1,329	9	(4)
Subtotal: Drug Delivery (0.00%)*					3,638	13
Drug Discovery & Development
Arcus Biosciences, Inc.	Equity	2/19/2025	Common Stock	204,545	2,250	6,306	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	42	1,000	1	(4)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	416	(4)(5)(10)
Daré Bioscience, Inc.	Equity	1/8/2015	Common Stock	1,129	1,000	2	(4)
Dyne Therapeutics, Inc.	Equity	7/2/2025	Common Stock	169,697	1,400	3,769	(4)(10)(16)
Heron Therapeutics, Inc.	Equity	7/25/2023	Common Stock	364,963	500	156	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	239	(15)
Kura Oncology, Inc.	Equity	6/16/2023	Common Stock	47,826	550	525	(4)(10)
Maze Therapeutics, Inc.	Equity	4/23/2026	Common Stock	87,500	2,056	2,611	(4)(10)
MoonLake Immunotherapeutics	Equity	11/6/2025	Common Stock	95,500	1,002	1,859	(4)(5)(10)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	$2,000	$623	(5)(10)
Phathom Pharmaceuticals, Inc.	Equity	6/9/2023	Common Stock	147,233	1,730	1,597	(4)(10)(16)
Rafael Holdings, Inc.	Equity	4/6/2021	Common Stock	48	42	—	(4)(10)
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	1,500	3	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	68	(4)
uniQure B.V.	Equity	1/31/2019	Common Stock	34,208	1,107	1,576	(4)(5)(10)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	1,660
	Equity	10/31/2022	Preferred Series C	170,102	1,000	899
Total Valo Health, LLC				680,410	4,000	2,559
Verge Analytics, Inc.	Equity	9/6/2023	Preferred Series C	208,588	1,500	1,268
	Equity	7/2/2025	SAFE	N/A	103	103	(25)
Total Verge Analytics, Inc.				208,588	1,603	1,371
Viridian Therapeutics, Inc.	Equity	11/6/2023	Common Stock	32,310	400	594	(4)(10)
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	52,202	2,945	244	(4)
Subtotal: Drug Discovery & Development (1.08%)*					31,409	24,519
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	379
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	784
Subtotal: Electronics & Computer Hardware (0.05%)*					2,150	1,163
Healthcare Services, Other
Click Therapeutics, Inc.	Equity	5/20/2024	Common Stock	560,000	1,662	2,178	(15)
Curana Health Holdings, LLC	Equity	5/13/2024	Class B Voting Common Units	1,114,380	2,500	3,732
	Equity	3/26/2026	Class C Non Voting Common Units	59,697	197	261
Total Curana Health Holdings, LLC				1,174,077	2,697	3,993
Main Street Rural, Inc.	Equity	10/28/2024	Preferred Series D	496	874	1,578
NH Holdings 2025 SPV, L.P.	Equity	6/21/2024	Common Units	401,681	2,234	2,245
Strive Health Holdings, LLC	Equity	6/27/2025	Common Units	82,043	599	988
WellBe Senior Medical, LLC	Equity	6/10/2024	Common Units	181,163	1,600	3,316
Subtotal: Healthcare Services, Other (0.63%)*					9,666	14,298
Information Services
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	2,630
Subtotal: Information Services (0.12%)*					3,825	2,630
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	—	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	222	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	222
Orchestra BioMed Holdings, Inc.	Equity	8/4/2025	Common Stock	363,636	1,000	1,569	(4)
Subtotal: Medical Devices & Equipment (0.08%)*					1,250	1,791

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	$160	$17
	Equity	6/26/2015	Preferred Series D-2	497,767	7	122
Total Achronix Semiconductor Corporation				775,762	167	139
Subtotal: Semiconductors (0.01%)*					167	139
Space Technologies
Planet Labs PBC	Equity	1/13/2026	Common Stock	60,496	1,527	2,004	(4)(10)
Stoke Space Technologies, Inc.	Equity	9/23/2025	Preferred Series D	43,867	1,406	2,350
	Equity	2/6/2026	Preferred Series D-2	28,168	1,407	1,666
Total Stoke Space Technologies, Inc.				72,035	2,813	4,016
Subtotal: Space Technologies (0.26%)*					4,340	6,020
Sustainable and Renewable Technology
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	91
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	405
SUNation Energy, Inc.	Equity	12/10/2020	Common Stock	3	3,153	—	(4)
Subtotal: Sustainable and Renewable Technology (0.02%)*					10,153	496
System Software
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	488	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	1,291	(5)(10)
Total Contentful Global, Inc.				149,500	638	1,779
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	165
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	3,128
	Equity	8/24/2017	Preferred Series 3	93,620	300	661
Total Druva Holdings, Inc.				552,461	1,300	3,789
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	—
Subtotal: System Software (0.25%)*					6,487	5,733
Total: Equity Investments (6.56%)*					$171,316	$149,302
Warrant Investments
Application Software
Annex Cloud	Warrant	6/5/2025	Common Units	50,000	$—	$—
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	448	97
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	286
Brain Corporation	Warrant	10/4/2021	Common Stock	435,396	215	67
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	494	(5)(10)
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	26	32	(5)(10)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	770,838	461	932

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	$545	$21
DevRev, Inc.	Warrant	6/8/2026	Preferred Series A	157,413	26	24
Distributed Creation Inc.	Warrant	4/21/2025	Common Stock	104,622	180	280
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	210
Earnix, Inc.	Warrant	6/6/2024	Common Stock	20,762	220	267
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	612,166	739	131
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	—
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	113
Funnel Holding AB (publ)	Warrant	10/24/2025	Common Stock	554,725	51	44	(5)(10)
Imagen Technologies, Inc.	Warrant	11/26/2025	Preferred Series C-3-VI	311,570	110	225	(6)
Kore.ai, Inc.	Warrant	3/31/2023	Preferred Series C	64,293	208	35
Leapwork ApS	Warrant	1/23/2023	Common Stock	93,211	39	11	(5)(10)
Mango Technologies, Inc.	Warrant	8/15/2025	Common Stock	71,298	377	188
micro1 Inc.	Warrant	5/20/2026	Common Stock	18,650	165	147	(6)
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	303
Pindrop Security, Inc.	Warrant	6/26/2024	Common Stock	134,542	494	431	(15)
Simon Data, Inc.	Warrant	3/22/2023	Common Stock	77,934	96	—	(12)
Sisense Ltd.	Warrant	6/8/2023	Ordinary Shares	321,956	174	4	(5)(10)
Suzy, Inc.	Warrant	8/24/2023	Common Stock	292,936	367	—	(6)(15)
Tipalti Solutions Ltd.	Warrant	3/22/2023	Ordinary Shares	509,753	360	193	(10)(16)
	Warrant	3/27/2025	Ordinary Shares	473,266	136	38	(16)
Total Tipalti Solutions Ltd.				983,019	496	231
Ushur, Inc.	Warrant	6/5/2025	Common Stock	1,603,911	265	56	(6)(15)
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	—	(15)
ZeroEyes, Inc.	Warrant	5/6/2025	Common Stock	33,750	140	38	(6)(15)
Subtotal: Application Software (0.21%)*					8,406	4,667
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Common Stock	31,251	36	474	(4)
Antheia, Inc.	Warrant	8/29/2025	Common Stock	2,023,810	1,601	3,791
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	461	227
Subtotal: Biotechnology Tools (0.20%)*					2,098	4,492
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	486,097	242	—	(12)
Tarana Wireless, Inc.	Warrant	3/20/2026	Common Stock	827,622	43	37	(6)
Subtotal: Communications & Networking (0.00%)*					285	37
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	17	1,967
Subtotal: Consumer & Business Products (0.09%)*					245	1,967

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Consumer & Business Services
Altumint, Inc.	Warrant	10/31/2024	Common Stock	1,701	$126	$53	(15)
AppDirect, Inc.	Warrant	9/22/2025	Common Stock	104,173	254	79
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	136	(5)(10)
	Warrant	2/13/2024	Preferred Series D-4	109,257	20	27	(5)(10)
Total Carwow LTD				283,420	184	163
CollectiveHealth, Inc.	Warrant	1/26/2026	Common Stock	577,252	21	13
Finix Payments, Inc.	Warrant	12/17/2025	Preferred Series C	1,839,547	122	136	(6)
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	3
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	3	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	3
Peek Travel, Inc.	Warrant	10/28/2025	Common Stock	60,169	157	74
Perk Group Inc.	Warrant	5/13/2026	Common Stock	17,372	207	188
Plentific Ltd	Warrant	10/3/2023	Ordinary Shares	27,298	60	41	(5)(10)
Provi	Warrant	12/22/2022	Common Stock	117,042	166	—	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	—	(15)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,604,724	1,242	6,487	(12)
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	57	4
	Warrant	8/23/2019	Preferred Series B	444,444	83	—
Total Skyword, Inc.				2,051,587	140	4
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	—
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	—
Total Snagajob.com, Inc.				1,811,537	78	—
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	343,497	985	827
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	2
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	6	(5)(10)
	Warrant	8/27/2021	Preferred Series E	1,868	26	—	(5)(10)
Total Worldremit Group Limited				79,083	155	6
Subtotal: Consumer & Business Services (0.36%)*					4,668	8,082
Defense Technologies
Hermeus Corporation	Warrant	3/20/2026	Common Stock	55,973	577	692
Saronic Technologies, Inc.	Warrant	6/9/2025	Preferred Series C	109,757	726	2,201	(6)(15)
	Warrant	6/15/2026	Preferred Series D	70,546	1,283	1,239	(15)
Total Saronic Technologies, Inc.				180,303	2,009	3,440
Subtotal: Defense Technologies (0.18%)*					2,586	4,132
Drug Discovery & Development
Axsome Therapeutics, Inc.	Warrant	1/9/2023	Common Stock	20,608	410	2,673	(4)(10)
Beren Therapeutics P.B.C.	Warrant	10/8/2025	Preferred Series A+	135,847	246	383	(6)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Cellarity, LLC (p.k.a. Cellarity, Inc.)	Warrant	12/8/2021	Preferred Series B Units	100,000	$287	$83	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	1	(4)
COMPASS Pathways plc	Warrant	6/30/2023	Ordinary Shares	75,376	278	429	(4)(5)(10)
Curevo, Inc.	Warrant	6/9/2023	Common Stock	95,221	233	697	(15)
enGene Therapeutics Inc. (p.k.a. enGene, Inc.)	Warrant	12/22/2023	Common Stock	72,284	218	29	(4)(5)(10)
Heron Therapeutics, Inc.	Warrant	8/9/2023	Common Stock	238,095	228	4	(4)(15)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	19	(4)(10)(15)
Lexicon Pharmaceuticals, Inc.	Warrant	5/4/2026	Common Stock	501,571	447	725	(4)(6)(10)
Madrigal Pharmaceuticals, Inc.	Warrant	5/9/2022	Common Stock	13,229	570	4,222	(4)(10)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	63	(4)(10)(15)(16)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	16	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	13,253	296	—	(4)
SynOx Therapeutics Limited	Warrant	4/18/2024	Preferred Series B	558,230	199	156	(5)(10)
TG Therapeutics, Inc.	Warrant	12/30/2021	Common Stock	117,168	721	3,396	(4)(10)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	84
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	46,424	510	8	(4)
Subtotal: Drug Discovery & Development (0.57%)*					5,892	12,988
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	101	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,503	34	81
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	655
Subtotal: Electronics & Computer Hardware (0.04%)*					692	837
Healthcare Services, Other
Belong Health, Inc.	Warrant	11/13/2025	Common Stock	1,933,102	400	387	(6)
Connections Health Holdings, LLC	Warrant	5/27/2026	Class B Preferred Units	68,029	94	99	(6)
Curana Health Holdings, LLC	Warrant	1/4/2024	Common Units	447,410	156	790
Modern Life, Inc.	Warrant	3/30/2023	Common Stock	63,202	229	90
Octave Health Group, Inc.	Warrant	11/28/2025	Common Stock	225,310	168	263	(6)
Strive Health Holdings, LLC	Warrant	9/28/2023	Common Units	129,400	278	809	(15)
The Recovery Company, Inc. (p.k.a. Recover Together, Inc.)	Warrant	7/3/2023	Common Stock	194,830	382	80
Vida Health, Inc.	Warrant	3/28/2022	Preferred Series E	192,431	121	77
Subtotal: Healthcare Services, Other (0.11%)*					1,828	2,595
Information Services
NetBase Quid, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	—
Subtotal: Information Services (0.00%)*					356	—

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	$537	$247
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	—
VulcanForms Inc.	Warrant	1/30/2025	Common Stock	99,923	74	506
Subtotal: Manufacturing Technology (0.03%)*					1,139	753
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	369,370	67	50
Subtotal: Media/Content/Info (0.00%)*					67	50
Medical Devices & Equipment
Cognito Therapeutics Group, Inc.	Warrant	1/23/2026	Common Stock	76,529	149	210	(6)
Orchestra BioMed Holdings, Inc.	Warrant	11/6/2024	Common Stock	167,831	216	281	(4)(6)(15)
Senseonics Holdings, Inc.	Warrant	9/8/2023	Common Stock	51,635	276	65	(4)
	Warrant	5/6/2026	Common Stock	61,793	110	122	(4)(10)
Total Senseonics Holdings, Inc.				113,428	386	187
Sight Sciences, Inc.	Warrant	1/22/2024	Common Stock	113,247	363	200	(4)(6)(12)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	—	(4)
Subtotal: Medical Devices & Equipment (0.04%)*					1,175	878
Semiconductors
Achronix Semiconductor Corporation	Warrant	1/11/2017	Preferred Series D-2	250,000	92	59
Subtotal: Semiconductors (0.00%)*					92	59
Space Technologies
HawkEye 360, Inc.	Warrant	12/18/2025	Common Stock	40,912	227	365	(4)
LeoLabs, Inc.	Warrant	4/8/2026	Common Stock	106,289	118	150
Loft Orbital Solutions Inc.	Warrant	9/10/2025	Common Stock	22,688	185	240
Stoke Space Technologies, Inc.	Warrant	6/16/2025	Common Stock	99,497	990	4,370	(6)(15)
Subtotal: Space Technologies (0.23%)*					1,520	5,125
Sustainable and Renewable Technology
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	20
Electric Hydrogen Co.	Warrant	3/27/2024	Common Stock	246,618	507	219	(15)
Tidal Vision Products, Inc.	Warrant	10/10/2025	Common Stock	48,491	232	195	(6)
Subtotal: Sustainable and Renewable Technology (0.02%)*					791	434
System Software
Akeyless Security Ltd.	Warrant	8/4/2025	Ordinary Shares	117,809	94	105	(5)(10)
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	—
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	—
ControlUp Technologies Ltd.	Warrant	1/2/2026	Common Stock	62,045	33	32	(5)(10)
Coronet Cyber Security Ltd.	Warrant	9/26/2024	Ordinary Shares	39,183	254	1

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Dragos, Inc.	Warrant	6/28/2023	Common Stock	57,528	$1,575	$2,749
Harness, Inc.	Warrant	3/12/2024	Common Stock	193,618	534	527
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series LB-2	86,984	131	—
Morphisec Information Security 2014 Ltd.	Warrant	10/1/2024	Ordinary Shares	200,115	104	63	(5)(10)
Neo4j, Inc.	Warrant	3/31/2026	Common Stock	18,395	42	62
Scylla DB Ltd.	Warrant	7/24/2025	Ordinary Shares	159,684	52	33	(5)(10)
Semperis Technologies Inc.	Warrant	4/23/2024	Common Stock	193,264	446	627
Subtotal: System Software (0.18%)*					3,453	4,199
Total: Warrant Investments (2.26%)*					$35,293	$51,295
Total Investments in Securities (201.24%)*					$4,598,246	$4,576,821

Investment Funds & Vehicles Investments
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			$3,070	$5,168	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			1,565	1,510	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.29%)*					4,635	6,678
System Software
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			385	371	(5)(10)
Subtotal: System Software (0.02%)*					385	371
Total: Investment Funds & Vehicles Investments (0.31%)*					$5,020	$7,049
Total Investments before Cash & Cash Equivalents (201.55%)*					$4,603,266	$4,583,870
Cash & Cash Equivalents
GS Financial Square Government Fund	Cash & Cash Equivalents		FGTXX/38141W273		$22,300	$22,300
Total: Investments in Cash & Cash Equivalents (0.98%)*					$22,300	$22,300
Total: Investments after Cash & Cash Equivalents (202.53%)*					$4,625,566	$4,606,170

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Value
Great British Pound (GBP)	12/7/2026	Goldman Sachs Bank USA	£20,968	Sold	$28,157	$354
Total Foreign Currency Forward (0.02%)*					$28,157	$354

*Value as a percent of net assets. All amounts are stated in U.S. Dollars unless otherwise noted. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(1)Prime represents 6.75% as of June 30, 2026. 1-month SOFR, 3-month SOFR and 6-month SOFR represent 3.65%, 3.73%, and 3.85%, respectively, as of June 30, 2026.
(2)Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $114.8 million, $135.2 million and $20.4 million, respectively. The tax cost of investments is $4.6 billion.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2026 (unaudited)
(dollars in thousands)
(3)Preferred and common stock, warrants, and equity interests are generally non-income producing.
(4)Except for warrants in 19 publicly traded companies and common stock in 28 publicly traded companies, all investments are restricted as of June 30, 2026 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s Valuation Committee (as defined in “Note 2 - Summary of Significant Accounting Policies - Valuation of Investments”) and approved by the board of directors (the “Board”).
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
(8)Debt is on non-accrual status as of June 30, 2026, and is therefore considered non-income producing.
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
(14)Denotes that all or a portion of the debt investment principal includes accumulated PIK interest and is net of repayments, including in certain cases where PIK is no longer a component of the interest rate as of June 30, 2026.
(15)Denotes that all or a portion of the investment in this portfolio company is held by Hercules Capital IV, L.P., the Company’s wholly owned small business investment company.
(16)Denotes that the fair value of the Company’s total investments in this portfolio company represent greater than 5% of the Company’s total net assets as of June 30, 2026.
(17)Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of June 30, 2026 (Refer to “Note 11 - Commitments and Contingencies”).
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
(21)Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of common stock for Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of June 30, 2026, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $3.0 million.
(22)Denotes that a portion of this investment holds rights to royalty fee income associated with certain products of the portfolio company. The approximate cost and fair value of the royalty contract are $11.4 million and $12.4 million, respectively.
(23)Hercules Adviser LLC is owned by Hercules Capital Management LLC and presented with Hercules Partner Holdings, LLC which are both wholly owned by the Company. Please refer to “Note 1 – Description of Business” for additional disclosure.
(24)Denotes investment in a non-voting security in the form of an earnout interest. The terms of the security provide the Company with contractual rights to receive approximately 12.48% of contingent earnout payments from the portfolio company to the earnout holders. As of June 30, 2026, the approximate cost and fair value of the earnout interest is $5.2 million and $0.6 million, respectively.
(25)Denotes investment in a SAFE (Simple Agreement for Future Equity). The terms of the SAFE provide the Company with preferred stock in the event of an equity financing before the termination of the SAFE. As of June 30, 2026, the aggregate cost and fair value of the SAFE investments is $1.9 million.
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
Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated a group of the Company’s executive officers and senior employees to serve as the Board’s “valuation designee” (such group of executive officers and senior employees are referred to herein as the “Valuation Committee”). As of June 30, 2026, approximately 97.8% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Company's Valuation Committee and approved by the Board. Fair value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Valuation Committee, as valuation designee of the Board. The Company’s investments are carried at fair value in accordance with Rule 2a-5 under the 1940 Act and ASC Topic 946. Given the Company's investment strategy, nature of investments, and types of businesses in which it invests, substantially all of the Company’s investments are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to the valuation guidelines approved by the Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market values, the fair value of the Company’s investments may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.
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
Investments purchased within the preceding two calendar quarters before the valuation date and debt investments with remaining maturities within 12 months or less may each be valued at cost with interest accrued or discount accreted/premium amortized to the date of maturity, unless such valuation, in the judgment of the Valuation Committee, does not represent fair value.
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
The Company records unrealized depreciation on investments when it believes, under the in-exchange premise, that the value of an investment is less than its amortized cost, including where it believes collection of a debt investment is doubtful. Conversely, where appropriate, the Company records unrealized appreciation when it believes, under the in-exchange premise, that the value of an investment is greater than its amortized cost, including where the underlying portfolio company has appreciated in value.
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
Equity Securities and Warrants
In accordance with ASC topic 820 and the 1940 Act, securities that are traded in the over-the-counter markets or on a stock exchange will be valued at the prevailing bid price at period end. The Company has a limited amount of equity securities in public companies.
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
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consist solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value. As of June 30, 2026, the Company held $86 thousand (Cost basis $88 thousand) of foreign cash. As of December 31, 2025, the Company held $113 thousand (Cost basis $113 thousand) of foreign cash. Foreign cash includes the value of foreign currencies held and translated using the prevailing foreign exchange rates on the reporting date. Restricted cash includes amounts that are held as collateral securing certain of the Company’s financing transactions, including amounts held in a securitization trust by trustees related to its 2031 Asset-Backed Notes (refer to “Note 5 – Debt”).
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
Debt & Debt Issuance Costs
The debt of the Company is carried at amortized cost, which is comprised of the principal amount borrowed, net of any unamortized discount and debt issuance costs. Debt issuance costs consist of fees and other direct incremental costs incurred by the Company in obtaining debt financing, and together with any discounts, are accreted to interest expense and loan fees, respectively, using the straight-line method, which closely approximates the effective yield method, over the remaining life of the underlying debt obligations (see “Note 5 – Debt”). In accordance with ASC Subtopic 835-30, Interest – Imputation of Interest, debt issuance costs are presented as a reduction to the associated liability balance on the Consolidated Statements of Assets and Liabilities, except for debt issuance costs associated with line-of-credit arrangements, which are included within Other Assets as permitted under GAAP.

Accrued but unpaid interest is included within Accounts payable and accrued liabilities on the Consolidated Statements of Assets and Liabilities. In the event that the debt is extinguished, either partially or in full, before maturity, the Company recognizes the gain or loss in the Consolidated Statements of Operations within net realized gains (losses) as a “Loss on extinguishment of debt.”
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
Comprehensive Income
The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income for the three and six months ended June 30, 2026 or 2025. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.
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

3. Fair Value of Financial Instruments
The Company values financial instruments in accordance with ASC 820, using the techniques and approaches outlined in the Company's valuation guidelines, which are approved by the Board. During the periods ended June 30, 2026 and December 31, 2025, there were no changes to the Company’s valuation techniques or approaches as described herein.
Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2026 and December 31, 2025.

(in thousands)	Balance as of June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash and cash equivalents
Money Market Fund(1)	$22,300	$22,300	$—	$—

Other assets and liabilities
Escrow Receivables	$182	$—	$—	$182
Accounts Payable and Accrued Liabilities	(93)	—	—	(93)

Investments
Senior Secured Debt	$4,299,681	$—	$—	$4,299,681
Unsecured Debt	76,543	—	—	76,543
Preferred Stock	55,378	—	—	55,378
Common Stock(2)	93,924	33,126	—	60,798
Warrants	51,295	—	13,177	38,118
	$4,576,821	$33,126	$13,177	$4,530,518
Investment Funds & Vehicles measured at Net Asset Value(3)	7,049
Total Investments, at fair value	$4,583,870
Derivative Instruments(4)	354
Total Investments including cash and cash equivalents and derivative instruments	$4,606,524

(in thousands)	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash and cash equivalents
Money Market Fund(1)	$10,250	$10,250	$—	$—

Other assets and liabilities
Escrow Receivables	$168	$—	$—	$168
Accounts Payable and Accrued Liabilities	(87)	$—	$—	(87)

Investments
Senior Secured Debt	$4,209,798	$—	$—	$4,209,798
Unsecured Debt	69,614	—	—	69,614
Preferred Stock	52,735	—	—	52,735
Common Stock(2)	86,275	21,555	—	64,720
Warrants	41,162	—	13,101	28,061
	$4,459,584	$21,555	$13,101	$4,424,928
Investment Funds & Vehicles measured at Net Asset Value(3)	7,063
Total Investments, at fair value	$4,466,647
Derivative Instruments(4)	50
Total Investments including cash and cash equivalents and derivative instruments	$4,476,947
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

The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended June 30, 2026 and 2025.

(in thousands)	Balance as of January 1, 2026	Net Realized Gains (Losses)(1)	Net Change in Unrealized Appreciation (Depreciation)(2)	Purchases(5)	Capitalized PIK Interest	Sales	Repayments(6)	Gross Transfers into Level 3(3)*	Gross Transfers out of Level 3(3)*	Balance as of June 30, 2026

Investments
Senior Secured Debt	$4,209,798	$257	$(27,866)	$981,383	$23,671	$(24,086)	$(863,476)	$—	$—	$4,299,681
Unsecured Debt	69,614	—	(3,009)	8,168	1,770	—	—	—	—	76,543
Preferred Stock	52,735	1,600	300	7,868	—	(5,794)	—	—	(1,331)	55,378
Common Stock	64,720	(2,217)	(1,826)	721	—	(600)	—	—	—	60,798
Warrants	28,061	457	8,291	3,204	—	(1,594)	—	—	(301)	38,118
Other Assets and Liabilities
Escrow Receivables	168	(33)	(22)	112	—	(43)	—	—	—	182
Accounts Payable and Accrued Liabilities	(87)	—	—	2	—	(8)	—	—	—	(93)
Total	$4,425,009	$64	$(24,132)	$1,001,458	$25,441	$(32,125)	$(863,476)	$—	$(1,632)	$4,530,607

(in thousands)	Balance as of January 1, 2025	Net Realized Gains (Losses)(1)	Net Change in Unrealized Appreciation (Depreciation)(2)	Purchases(5)	Capitalized PIK Interest	Sales	Repayments(6)	Gross Transfers into Level 3(4)*	Gross Transfers out of Level 3(4)*	Balance as of June 30, 2025
Investments
Senior Secured Debt	$3,419,044	$(54,380)	$21,867	$974,777	$24,884	$(47,500)	$(421,285)	$—	$(5,242)	$3,912,165
Unsecured Debt	75,557	—	480	109	2,606	—	—	—	(12,222)	66,530
Preferred Stock	53,802	—	(1,973)	2,820	—	—	—	—	—	54,649
Common Stock	44,593	(645)	2,812	908	—	(956)	—	22,558	(5,094)	64,176
Warrants	21,823	(374)	552	2,485	—	(7)	—	—	—	24,479
Other Assets and Liabilities
Escrow and Other Investment Receivables	152	56	—	1,814	—	(1,811)	—	—	—	211
Accounts Payable and Accrued Liabilities	(1,012)	—	751	1,564	—	(1,652)	—	—	—	(349)
Total	$3,613,959	$(55,343)	$24,489	$984,477	$27,490	$(51,926)	$(421,285)	$22,558	$(22,558)	$4,121,861
* The Company recognizes transfers as of the transaction date.
(1)Included in net realized gains (losses) in the accompanying Consolidated Statements of Operations.
(2)Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)Transfers out of Level 3 during the six months ended June 30, 2026 related to the initial public offerings of Alamar Biosciences, Inc. and HawkEye 360, Inc.
(4)During the three months ended March 31, 2025, 23andMe, Inc. Level 1 common stock was converted into Level 3 common stock due to bankruptcy and delisting. Subsequently, during the three months ended June 30, 2025, 23andMe, Inc. was treated as Level 1 common stock due to resumed trading after reaching a definitive agreement during the bankruptcy proceeding. Transfers out of Level 3 debt investments during the six months ended June 30, 2025 related to the conversion of the Company's Level 3 debt investments in Hercules Adviser LLC, Carbon Health Technologies, Inc., and Khoros, LLC, into common stock Level 3 investments.
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

(in millions)	Six Months Ended June 30,
	2026	2025
Debt investments	$(24.1)	$(11.4)
Preferred stock	2.2	(2.0)
Common stock	(4.1)	(2.0)
Warrant investments	8.3	0.7

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of June 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation guidelines, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level 3 Debt Investments	Fair Value as of June 30, 2026 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(2)
Pharmaceuticals	$819,960	Market Comparable Companies	Hypothetical Market Yield	8.87% - 17.65%	11.75%
			Premium/(Discount)	(2.00%) - 2.00%	(0.35%)

Technology	1,837,111	Market Comparable Companies	Hypothetical Market Yield	9.28% - 21.23%	12.56%
			Premium/(Discount)	(2.75%) - 8.50%	(0.31%)
	29,747	Convertible Note Analysis	Hypothetical Market Yield	23.22% - 23.22%	23.22%
	59,661	Liquidation(3)	Probability weighting of alternative outcomes	5.00% - 65.00%	54.40%
			Estimated Recovery Rate	0.00% - 31.12%	31.12%

Medical Devices	91,637	Market Comparable Companies	Hypothetical Market Yield	11.72% - 13.03%	12.76%
			Premium/(Discount)	(0.25%) - 0.00%	(0.08%)

Lower Middle Market	925,084	Market Comparable Companies	Hypothetical Market Yield	11.12% - 18.80%	13.63%
			Premium/(Discount)	(1.25%) - 3.50%	0.10%
Debt Investments for which Cost Approximates Fair Value
	357,851	Debt Investments originated within 6 months
	102,618	Imminent Payoffs(4)
	106,232	Debt Investments Maturing in Less than One Year
	46,323	Debt Investments in Wholly-Owned Subsidiaries
	$4,376,224	Total Level 3 Debt Investments
Escrow Receivables	182	Expected Proceeds
Accounts Payable and Accrued Liabilities	(93)	Liquidation(3)	Probability weighting of alternative outcomes	10.00% - 50.00%	44.84%
	$4,376,313	Total Level 3 Debt Investments and Other Assets (Liabilities)
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

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of June 30, 2026 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(5)
Equity Investments	$45,520	Market Comparable Companies	Revenue Multiple(2)	0.1x - 15.5x	3.0x
			Tangible Book Value Multiple(2)	1.6x - 1.6x	1.6x
			Discount for Lack of Marketability(3)	13.93% - 87.50%	25.72%
	17,850	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(88.68%) - 23.34%	(2.52%)
	45,249	Discounted Cash Flow	Discount Rate(7)	11.58% - 35.57%	33.32%
	7,557	Other(6)
Warrant Investments	19,732	Market Comparable Companies	Revenue Multiple(2)	0.5x - 15.5x	3.2x
			Discount for Lack of Marketability(3)	13.93% - 42.26%	24.90%
	14,713	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(53.79%) - 165.17%	54.15%
	3,673	Other(6)
Total Level 3 Equity and Warrant Investments	$154,294
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
The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Market Quotations (Level 2)*
SBA Debentures (1)	$341,593	$335,007	$—	$—	$335,007	$—
September 2026 Notes	324,793	323,711	—	323,711	—	0.996
January 2027 Notes	349,261	346,843	—	346,843	—	0.991
2028 Convertible Notes	281,741	282,582	—	282,582	—	0.983
February 2029 Notes	294,768	297,633	—	297,633	—	0.992
June 2030 Notes	343,514	349,824	—	349,824	—	0.999
2031 Asset-Backed Notes	50,794	49,392	—	49,392	—	0.972
2033 Notes (2)	39,205	40,160	—	40,160	—	1.004
MUFG Bank Facility (3)	88,000	88,000	—	—	88,000	—
SMBC Facility (3)	221,554	221,689	—	—	221,689	—
Total	$2,335,223	$2,334,841	$—	$1,690,145	$644,696
* Level 2 market quotations are the observable market quotations per dollar at par value on the last trading day of the quarter ended June 30, 2026.
(1)The fair values of the SBA debentures (as defined in "Note 5 - Debt") are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms.
(2)As of June 30, 2026, the 2033 Notes (as defined in “Note 5 - Debt”) were trading on the New York Stock Exchange (“NYSE”) at $25.10 per unit at par value. The par value at underwriting for the 2033 Notes was $25.00 per unit.
(3)The fair values of the outstanding debt under the MUFG Bank Facility and the SMBC Facility (each as defined in “Note 5 - Debt”) are equal to their outstanding principal balances as of June 30, 2026.

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
The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three and six months ended June 30, 2026 and 2025.

(in thousands)			Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
Portfolio Company(1)	Type	Fair Value as of June 30, 2026	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$222	$—	$—	$64	$—	$—	$—	$4	$—
Gibraltar Acquisition LLC(2)	Control	62,744	1,141	31	845	—	2,269	66	1,058	—
Hercules Adviser LLC(3)	Control	48,535	2,152	—	(602)	—	4,253	—	(2,739)	—
Tectura Corporation	Control	9,032	171	—	(754)	—	341	—	(309)	—
Total Control Investments		$120,533	$3,464	$31	$(447)	$—	$6,863	$66	$(1,986)	$—

(in thousands)			Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
Portfolio Company(1)	Type	Fair Value as of June 30, 2025	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$313	$—	$—	$267	$—	$—	$—	$244	$—
Gibraltar Acquisition LLC(2)	Control	60,343	1,096	41	1,444	—	2,663	80	504	—
Hercules Adviser LLC(3)	Control	44,222	2,100	—	(795)	—	4,000	—	2,032	—
Tectura Corporation	Control	10,018	172	—	(1,752)	—	342	—	(1,639)	—
Total Control Investments		$114,896	$3,368	$41	$(836)	$—	$7,005	$80	$1,141	$—
(1)In accordance with Rules 3-09, 4-08(g), and Rule 10-01(b)(1) of Regulation S-X, (“Rule 3-09”, “Rule 4-08(g)”, and “Rule 10-01(b)(1)”, respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of June 30, 2026 and June 30, 2025, there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.
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

Portfolio Composition
The following table shows the fair value of the Company’s portfolio of investments by asset class as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026		December 31, 2025
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$4,299,681	93.8%	$4,209,798	94.2%
Unsecured Debt	76,543	1.7%	69,614	1.6%
Preferred Stock	55,378	1.2%	52,735	1.2%
Common Stock	93,924	2.0%	86,275	1.9%
Warrants	51,295	1.1%	41,162	0.9%
Investment Funds & Vehicles	7,049	0.2%	7,063	0.2%
Total	$4,583,870	100.0%	$4,466,647	100.0%
A summary of the Company’s investment portfolio, at value, by geographic location as of June 30, 2026 and December 31, 2025 is shown as follows:

(in thousands)	June 30, 2026		December 31, 2025
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$4,104,784	89.5%	$4,035,927	90.4%
United Kingdom	137,001	3.0%	118,031	2.7%
Netherlands	115,762	2.5%	117,344	2.6%
Israel	67,569	1.5%	67,280	1.5%
Germany	59,775	1.3%	50,386	1.1%
Switzerland	48,731	1.1%	35,504	0.8%
Sweden	21,054	0.5%	18,244	0.4%
Canada	17,978	0.4%	16,841	0.4%
Ireland	10,764	0.2%	4,729	0.1%
Singapore	—	0.0%	1,827	0.0%
Other(1)	452	0.0%	534	0.0%
Total	$4,583,870	100.0%	$4,466,647	100.0%
(1)The Company’s investment portfolio based in Denmark has been consolidated with “Other”. Prior year amounts have been reclassified to conform to the current presentation.

The following table shows the fair value of the Company’s portfolio by industry sector as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026		December 31, 2025
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Application Software	$1,125,910	24.6%	$1,087,954	24.3%
Drug Discovery & Development	1,027,017	22.4%	1,039,712	23.3%
Healthcare Services, Other	879,316	19.2%	838,508	18.8%
Consumer & Business Services	393,498	8.6%	449,631	10.1%
System Software	376,427	8.2%	472,144	10.6%
Defense Technologies	253,604	5.5%	140,458	3.1%
Diversified Financial Services	111,279	2.4%	105,896	2.4%
Medical Devices & Equipment	98,666	2.1%	77,257	1.7%
Electronics & Computer Hardware	66,766	1.5%	66,992	1.5%
Space Technologies	54,568	1.2%	47,816	1.1%
Consumer & Business Products	42,331	0.9%	8,810	0.2%
Sustainable and Renewable Technology	41,254	0.9%	35,759	0.8%
Communications & Networking	34,677	0.8%	26,263	0.6%
Biotechnology Tools	30,009	0.7%	23,164	0.5%
Information Services	27,421	0.6%	25,889	0.6%
Manufacturing Technology	20,866	0.4%	20,190	0.4%
Semiconductors	198	0.0%	158	0.0%
Media/Content/Info	50	0.0%	32	0.0%
Drug Delivery	13	0.0%	14	0.0%
Total	$4,583,870	100.0%	$4,466,647	100.0%
No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of June 30, 2026 or December 31, 2025.
Concentrations of Credit Risk
The Company’s customers are primarily privately held companies and public companies which are active in the “Application Software”, “Drug Discovery & Development”, “Healthcare Services, Other”, “Consumer & Business Services”, “System Software”, and “Defense Technologies” sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.
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
As of June 30, 2026 and December 31, 2025, the Company’s ten largest portfolio companies represented approximately 26.2% and 28.6%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of June 30, 2026 and December 31, 2025, the Company had six and seven portfolio companies, respectively, that represented 5% or more of the Company’s net assets. As of June 30, 2026, the Company had two equity investments which represented approximately 43.5% of the total fair value of the Company's equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. As of December 31, 2025, the Company had two equity investments which represented approximately 48.4% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments.
Investment Collateral
In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. The Company's investments were collateralized as follows as of June 30, 2026 and December 31, 2025:

	Percentage of debt investments (at fair value), as of
	June 30, 2026	December 31, 2025
Senior Secured First Lien
All assets including intellectual property	75.1%	72.8%
All assets with negative pledge on intellectual property	5.2%	9.5%
“Last-out” with security interest in all of the assets	6.5%	7.0%
Total senior secured first lien position	86.8%	89.3%
Second lien	11.5%	9.1%
Unsecured	1.7%	1.6%
Total debt investments at fair value	100.0%	100.0%
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The following is a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of June 30, 2026 and December 31, 2025:

(in thousands)		Fair Value
Derivative Instrument	Statement Location	June 30, 2026	December 31, 2025
Foreign currency forward contract	Other assets	$354	$50
	Total	$354	$50
Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the three and six months ended June 30, 2026 and 2025 are in the following locations in the Consolidated Statements of Operations:

(in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statement Location	2026	2025	2026	2025
Foreign currency forward contract	Net realized gain (loss) - Non-control / Non-affiliate investments	$25	$(1,551)	$25	$(1,551)
Foreign currency forward contract	Net change in unrealized appreciation (depreciation) - Non-control / Non-affiliate investments	(168)	(205)	304	(1,045)
	Total	$(143)	$(1,756)	$329	$(2,596)
Investment Income
The Company’s investment portfolio generates interest, fee, and dividend income. The composition of the Company’s interest income and fee income is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest income	$104,135	$95,421	$208,217	$183,238
Exit fee interest income	16,245	14,790	30,943	25,018
PIK interest income	12,342	13,635	25,256	27,108
Dividend income	2,100	2,100	4,200	4,500
Other investment income(1)	3,220	3,625	5,829	5,279
Total interest and dividend income	$138,042	$129,571	$274,445	$245,143

Recurring fee income	$3,275	$2,754	$6,187	$5,434
Fee income - expired commitments	747	715	1,310	1,032
Accelerated fee income - early repayments	7,050	4,419	8,708	5,361
Total fee income	$11,072	$7,888	$16,205	$11,827
(1)Other investment income includes OID interest income and interest recorded on other assets.

As of June 30, 2026 and December 31, 2025, unamortized capitalized fee income was recorded as follows:

(in millions)	June 30, 2026	December 31, 2025
Offset against debt investment cost	$42.8	$42.5
Deferred obligation contingent on funding or other milestone	10.4	9.8
Total Unamortized Fee Income	$53.2	$52.3
As of June 30, 2026 and December 31, 2025, loan exit fees receivable were recorded as follows:

(in millions)	June 30, 2026	December 31, 2025
Included within debt investment cost	$43.6	$48.6
Deferred receivable related to expired commitments	4.4	4.5
Total Exit Fees Receivable	$48.0	$53.1
5. Debt
As of June 30, 2026 and December 31, 2025, the Company had the following available and outstanding debt:

(in thousands)	June 30, 2026			December 31, 2025
	Total Available	Principal Outstanding	Carrying Value(1)	Total Available	Principal Outstanding	Carrying Value(1)
SBA Debentures(2)(4)	$350,000	$350,000	$341,593	$350,000	$350,000	$341,012
March 2026 A Notes	—	—	—	50,000	50,000	49,984
March 2026 B Notes	—	—	—	50,000	50,000	49,983
September 2026 Notes	325,000	325,000	324,793	325,000	325,000	324,302
January 2027 Notes	350,000	350,000	349,261	350,000	350,000	348,596
2028 Convertible Notes	287,500	287,500	281,741	287,500	287,500	280,412
February 2029 Notes	300,000	300,000	294,768	—	—	—
June 2030 Notes	350,000	350,000	343,514	350,000	350,000	342,694
2031 Asset-Backed Notes	50,794	50,794	50,794	64,636	64,636	64,530
2033 Notes	40,000	40,000	39,205	40,000	40,000	39,151
MUFG Bank Facility(2)	440,000	88,000	88,000	440,000	168,000	168,000
SMBC Facility(2)(3)(5)	475,000	221,689	221,554	475,000	277,934	277,780
Total	$2,968,294	$2,362,983	$2,335,223	$2,782,136	$2,313,070	$2,286,444
(1)Except for the SMBC Facility and MUFG Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the debt as of the balance sheet date.
(2)Availability subject to the Company meeting the borrowing base and/or capital commitment requirements.
(3)“Total Available” includes $175.0 million of available commitment through the letter of credit facility as of June 30, 2026 and December 31, 2025.
(4)As of June 30, 2026 and December 31, 2025, the total available debt under the SBA Debentures was $350.0 million, of which $175.0 million was available to HC IV and $175.0 million was available to SBIC V. HC IV and SBIC V have each issued the entire $175.0 million in SBIC Debentures.
(5)In November 2024, the Company amended its SMBC Facility and converted a portion of the existing revolver facility into a term loan facility in connection therewith. As of June 30, 2026, the term loan portion of the SMBC Facility for total available, outstanding principal, and carrying value was $25.0 million, $25.0 million, and $24.9 million respectively. As of December 31, 2025, the term loan portion of the SMBC Facility for total available, outstanding principal, and carrying value was $25.0 million, $25.0 million, and $24.8 million, respectively.

Debt issuance costs, net of accumulated amortization, were as follows as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
SBA Debentures	$8,407	$8,988
March 2026 A Notes	—	16
March 2026 B Notes	—	17
September 2026 Notes	207	698
January 2027 Notes	739	1,404
2028 Convertible Notes	5,759	7,088
February 2029 Notes	5,232	—
June 2030 Notes	6,486	7,306
2031 Asset-Backed Notes	—	106
2033 Notes	795	849
MUFG Bank Facility(1)	3,042	3,537
SMBC Facility(1)(2)	1,809	2,214
Total	$32,476	$32,223
(1)The MUFG Bank Facility and SMBC Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.
(2)As part of the November 2024 amendment of the SMBC Facility, the existing revolver facility was split into a revolver facility and a term loan facility. As of June 30, 2026, the debt issuance costs, net of accumulated amortization of the revolver facility is $1.7 million and the term loan is $0.1 million. As of December 31, 2025, the debt issuance costs, net of accumulated amortization of the revolver facility is $2.0 million and the term loan is $0.2 million.
For the three and six months ended June 30, 2026, the components of interest expense, related fees, losses on debt extinguishment and cash paid for interest expense for debt were as follows:

(in thousands)	Three Months Ended June 30, 2026					Six Months Ended June 30, 2026
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$3,289	$292	$—	$3,581	$—	$6,542	$581	$—	$7,123	$6,343
March 2026 A Notes	—	—	—	—	—	393	16	—	409	1,125
March 2026 B Notes	—	—	—	—	—	398	17	—	415	1,138
September 2026 Notes	2,174	203	—	2,377	—	4,349	406	—	4,755	4,266
January 2027 Notes	3,078	207	—	3,285	—	6,157	414	—	6,571	5,906
2028 Convertible Notes	3,725	354	—	4,079	—	7,450	708	—	8,158	6,828
February 2029 Notes	4,195	319	—	4,514	—	6,479	493	—	6,972	—
June 2030 Notes	5,441	219	—	5,660	10,500	10,882	438	—	11,320	10,500
2031 Asset-Backed Notes(2)	780	29	—	809	785	1,598	71	—	1,669	1,584
2033 Notes	625	27	—	652	625	1,250	54	—	1,304	1,250
MUFG Bank Facility	1,606	259	663	2,528	2,148	4,269	518	1,118	5,905	4,464
SMBC Facility	3,217	203	231	3,651	3,614	6,509	406	443	7,358	6,664
Total	$28,130	$2,112	$894	$31,136	$17,672	$56,276	$4,122	$1,561	$61,959	$50,068
(1)Interest expense includes amortization of OID for the three months ended June 30, 2026, of $42 thousand, $126 thousand, $311 thousand, $182 thousand, $191 thousand, and $14 thousand related to the September 2026 Notes, January 2027 Notes, 2028 Convertible Notes, February 2029 Notes, June 2030 Notes, and 2031 Asset-Backed Notes, respectively. Interest expense includes amortization of OID for the six months ended June 30, 2026, of $83 thousand, $251 thousand, $621 thousand, $281 thousand, $383 thousand, and $33 thousand related to the September 2026 Notes, January 2027 Notes, 2028 Convertible Notes, February 2029 Notes, June 2030 Notes, and 2031 Asset-Backed Notes, respectively.
(2)During the three and six months ended June 30, 2026, the Company has recognized $2 thousand and $2 thousand, respectively, of loss on debt extinguishment for 2031 Asset-Backed Notes.

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
(2)During the three and six months ended June 30, 2025, the Company has recognized $21 thousand and $36 thousand, respectively, of loss on debt extinguishment for 2031 Asset-Backed Notes.
The overall weighted average interest cost, cost of debt and debt outstanding for the Company for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Weighted average interest cost	4.5%	4.4%	4.5%	4.3%
Weighted average cost of debt(1)	5.2%	5.0%	5.1%	4.9%
Weighted average debt outstanding	$2,409,041	$2,045,905	$2,414,679	$1,931,719
(1)Cost of debt includes interest and fees.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company's debt.

SBA Debentures
The Company held the following SBA debentures outstanding principal balances as of June 30, 2026 and December 31, 2025:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	June 30, 2026	December 31, 2025
March 26, 2021	September 1, 2031	1.58%	$37,500	$37,500
June 25, 2021	September 1, 2031	1.58%	16,200	16,200
July 28, 2021	September 1, 2031	1.58%	5,400	5,400
August 20, 2021	September 1, 2031	1.58%	5,400	5,400
October 21, 2021	March 1, 2032	3.21%	14,000	14,000
November 1, 2021	March 1, 2032	3.21%	21,000	21,000
November 15, 2021	March 1, 2032	3.21%	5,200	5,200
November 30, 2021	March 1, 2032	3.21%	20,800	20,800
December 20, 2021	March 1, 2032	3.21%	10,000	10,000
December 23, 2021	March 1, 2032	3.21%	10,000	10,000
December 28, 2021	March 1, 2032	3.21%	5,000	5,000
January 14, 2022	March 1, 2032	3.21%	4,500	4,500
January 21, 2022	March 1, 2032	3.21%	20,000	20,000
November 8, 2024	March 1, 2035	5.09%	30,000	30,000
December 6, 2024	March 1, 2035	5.09%	33,600	33,600
December 12, 2024	March 1, 2035	5.09%	8,400	8,400
December 20, 2024	March 1, 2035	5.09%	32,000	32,000
February 5, 2025	March 1, 2035	5.09%	6,000	6,000
March 28, 2025	September 1, 2035	4.66%	10,000	10,000
April 25, 2025	September 1, 2035	4.66%	15,000	15,000
May 9, 2025	September 1, 2035	4.66%	5,000	5,000
June 5, 2025	September 1, 2035	4.66%	17,000	17,000
June 12, 2025	September 1, 2035	4.66%	3,000	3,000
June 25, 2025	September 1, 2035	4.66%	15,000	15,000
Total SBA Debentures			$350,000	$350,000
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

The Company's SBICs were in compliance with all SBIC terms, including those pertaining to the SBA debentures as of June 30, 2026 and December 31, 2025. The following table summarizes information related to our SBICs as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
Description	HC IV	SBIC V	HC IV	SBIC V
Number of investments held	39	36	39	28
Fair value of investments (in millions)	$400.7	$288.0	$404.8	$277.6
Percentage of fair value of investments based on the Company's total investment portfolio	8.7%	6.3%	9.1%	6.2%
Tangible assets (in millions)	$406.5	$293.4	$421.2	$283.1
Percentage of tangible assets based on the Company's total assets	8.7%	6.3%	9.2%	6.2%
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
January 2027 Notes
On January 20, 2022, the Company issued $350.0 million in aggregate principal amount of 3.375% interest-bearing unsecured notes due January 20, 2027 (the “January 2027 Notes”), unless repurchased in accordance with the terms of the Eighth Supplemental Indenture, dated January 20, 2022 (the “Eighth Supplemental Indenture”). Interest on the January 2027 Notes is payable semiannually in arrears on January 20 and July 20 of each year. The January 2027 Notes are general unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company may redeem some or all of the January 2027 Notes at any time, or from time to time, at the redemption price set forth under the terms of the Eighth Supplemental Indenture.
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
Prior to the close of business on the business day immediately preceding March 1, 2028, holders may convert their 2028 Convertible Notes only under certain circumstances set forth in the 2028 Convertible Notes Indenture, dated March 10, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee. On or after March 1, 2028 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2028 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock, subject to an irrevocable settlement method election that may be made by the Company. The conversion rate is initially 46.5631 shares of common stock per $1,000 principal amount of 2028 Convertible Notes (equivalent to an initial conversion price of $21.48 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2028 Convertible Notes in connection with such a corporate event in certain circumstances. As of June 30, 2026, the conversion rate was 46.5631 shares of common stock per $1,000 principal amount of 2028 Convertible Notes or conversion price of $21.48 per share of common stock.
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
Under the terms of the 2031 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2031 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2031 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of June 30, 2026 and December 31, 2025, there was approximately $2.3 million and $2.5 million, respectively, of funds segregated as restricted cash related to the 2031 Asset-Backed Notes. The reinvestment period for 2031 Asset-Backed Notes ended on July 20, 2024, and as a result all principal payments received from portfolio companies are no longer eligible for reinvestment and are utilized to pay down the outstanding principal amount. During the three and six months ended June 30, 2026, the Company repaid $13.7 million and $13.8 million of principal, respectively, and accelerated recognition of $2 thousand of debt issuance costs associated with extinguishment of the debt. During the three and six months ended June 30, 2025, the Company repaid $5.3 million and $7.9 million of principal, respectively, and accelerated recognition of $21 thousand and $36 thousand, respectively, of debt issuance costs associated with extinguishment of the debt. During the three and six months ended June 30, 2026 and 2025, this accelerated recognition, if any, is disclosed as “Loss on extinguishment of debt” in the Consolidated Statements of Operations.
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
Credit Facilities
As of June 30, 2026 and December 31, 2025, the Company has two available credit facilities, the MUFG Bank Facility and the SMBC Facility (together, the “Credit Facilities”). For the six months ended June 30, 2026 and the year ended December 31, 2025, the weighted average interest rate was 5.66% and 6.14%, respectively, and the average debt outstanding under the Credit Facilities was $381.0 million and $328.3 million, respectively.
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
SMBC Facility
On November 26, 2024, the Company entered into a fifth amendment (the “Fifth Amendment”) to its revolving credit agreement, which amends the revolving credit agreement, dated as of November 9, 2021, with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”), as administrative agent, and the lenders and issuing banks to the SMBC Facility. As of June 30, 2026, the SMBC Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies of up to $300.0 million, from which the Company may access subject to certain conditions. The SMBC Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $500.0 million, funded by existing or additional lenders and with the agreement of SMBC Bank and subject to other customary conditions. Availability under the revolving SMBC Facility will terminate on November 24, 2028, and the outstanding loans under the SMBC Facility will mature on November 26, 2029. Borrowings under the SMBC Facility are subject to compliance with a borrowing base and an aggregate portfolio balance. The Company’s obligations under the SMBC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and the subsidiary guarantors thereunder.
Interest under the revolving portion of the SMBC Facility is determined by the nature and denomination of the borrowing. Interest rates are determined by the appropriate benchmark rate (SOFR, EURIBOR, Prime, CORRA, SONIA or TIBOR) as applicable for the type of borrowing plus an applicable margin adjustment which can range from 1.0% to 2.0% per annum. In addition to interest, the SMBC Facility is subject to a non-usage fee of 0.375% per annum (based on the immediately preceding period’s daily average usage) on the unused portion of the commitment under the SMBC Facility during the revolving period. The Company is required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the SMBC Facility.
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
The SMBC Facility contains customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default and cross-acceleration to other indebtedness and bankruptcy. The SMBC Facility also includes financial and other covenants applicable to the Company and the Company’s subsidiaries, including covenants relating to minimum stockholders' equity, asset coverage ratios, and the Company’s status as a RIC.
6. Income Taxes
The determination of taxable income pursuant to U.S. federal income tax regulations differs from U.S. GAAP. As a result, permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character.

Taxable income and taxable net realized gains (losses) for the three and six months ended June 30, 2026 and 2025 appears as follows:

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Taxable income	$88.7	$71.5	$173.8	$144.7
Taxable income per share	$0.47	$0.41	$0.94	$0.84
Taxable net realized gains (losses)	$22.9	$(39.2)	$21.0	$(35.7)
Taxable net realized gains (losses) per share	$0.12	$(0.23)	$0.11	$(0.21)
Weighted average shares outstanding	185.5	176.8	184.1	173.2
The aggregate gross unrealized appreciation (depreciation) of the Company’s investment over cost for U.S. federal income tax purposes appears as follows:

(in millions)	June 30, 2026	December 31, 2025
Aggregate gross unrealized appreciation	$114.8	$107.0
Aggregate gross unrealized depreciation	135.2	109.4
Net unrealized appreciation (depreciation) over cost for U.S. federal income tax purposes	(20.4)	(2.4)
Aggregate cost of securities for U.S. federal income tax purposes (in billions)	4.6	4.5
For the three and six months ended June 30, 2026, the Company paid approximately $0.2 million and $5.7 million, respectively, of income tax, including excise tax, and had $4.2 million of accrued, but unpaid tax expense as of June 30, 2026. For the three and six months ended June 30, 2025, the Company paid approximately $0.3 million and $6.3 million, respectively, of income tax, including excise tax, and had $2.5 million of accrued, but unpaid tax expense as of June 30, 2025.
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
7. Stockholders’ Equity and Distributions
The Company has issued and outstanding 187,218 thousand and 182,695 thousand shares of common stock as of June 30, 2026 and December 31, 2025, respectively. The Company currently sells shares through its equity distribution agreements (the “2024 Equity Distribution Agreements”) with Citizens JMP Securities LLC and Jefferies LLC (the “Sales Agents”) entered into on December 12, 2024. The 2024 Equity Distribution Agreements provide that the Company may offer and sell up to 30.0 million shares of its common stock from time to time through the Sales Agents. Sales of the Company's common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

The Company issued and sold the following shares of common stock during the six months ended June 30, 2026 and 2025:

(in millions, except per share data)
Six Months Ended June 30,	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Price/Share
2026	3.5	$52.9	$0.9	$52.0	$14.70
2025	10.4	$191.0	$2.1	$188.9	$18.24
The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of June 30, 2026, approximately 15.3 million shares remain available for issuance and sale under the 2024 Equity Distribution Agreements.
The Company currently pays quarterly distributions to its stockholders. The following table summarizes the Company’s distributions declared during the six months ended June 30, 2026 and year ended December 31, 2025:

(in thousands, except per share data)
Distribution Type	Declared Date	Record Date	Payment Date	Per Share Amount	Total Amount
Base	February 6, 2025	February 26, 2025	March 5, 2025	$0.40	$69,263
Supplemental	February 6, 2025	February 26, 2025	March 5, 2025	0.07	12,121
Base	April 23, 2025	May 13, 2025	May 20, 2025	0.40	70,709
Supplemental	April 23, 2025	May 13, 2025	May 20, 2025	0.07	12,374
Base	July 24, 2025	August 12, 2025	August 19, 2025	0.40	72,671
Supplemental	July 24, 2025	August 12, 2025	August 19, 2025	0.07	12,717
Base	October 23, 2025	November 12, 2025	November 19, 2025	0.40	72,688
Supplemental	October 23, 2025	November 12, 2025	November 19, 2025	0.07	12,720
Total distributions declared during the year ended December 31, 2025				$1.88	$335,263
Base	February 4, 2026	February 25, 2026	March 4, 2026	$0.40	$73,815
Supplemental	February 4, 2026	February 25, 2026	March 4, 2026	0.07	12,918
Base	April 29, 2026	May 14, 2026	May 21, 2026	0.40	74,851
Supplemental	April 29, 2026	May 14, 2026	May 21, 2026	0.07	13,099
Total distributions declared during the six months ended June 30, 2026				$0.94	$174,683
During the six months ended June 30, 2026, for income tax purposes, the distributions paid of $0.94 per share were comprised of ordinary income. As of June 30, 2026, the Company estimates that it has generated undistributed taxable earnings “spillover” of $0.92 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements.
The Company has a distribution reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend record date. During the six months ended June 30, 2026 and 2025, the Company issued 281,416 and 264,860 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan.
8. Equity Incentive Plans
The Company grants equity-based awards to employees and non-employee directors for the purpose of attracting and retaining the services of its executive officers, key employees, and members of the Board. The Company's Board of Directors approved the further amendment and restatement of the Hercules Capital, Inc. Amended and Restated 2018 Equity Incentive Plan on April 2, 2026 and renamed it the Hercules Capital, Inc. Amended and Restated 2026 Equity Incentive Plan (the “2026 Plan”). The Company’s stockholders approved the 2026 Plan on June 18, 2026 at the Company’s 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”), with the 2026 Plan becoming effective on June 18, 2026. The 2026 Plan, among other things, increases the number of shares available for issuance to eligible participants by 14,000,000 shares. Unless sooner terminated by the Board, the 2026 Plan will terminate on the day before the tenth anniversary of its adoption by the Board on April 2, 2026.
The Company's Board of Directors also approved the amendment and restatement of the 2018 Non-Employee Director Plan on April 2, 2026 and renamed it the Hercules Capital, Inc. Amended and Restated 2026 Non-Employee Director Plan (the “Director Plan”). The Company’s stockholders approved the Director Plan at the 2026 Annual Meeting, with the plan becoming effective June 18, 2026. Unless sooner terminated by the Board, the Director Plan will terminate on the day before the tenth anniversary of its adoption by the Board on April 2, 2026.

The Company’s equity-based awards are granted under the 2026 Plan for employees and the Director Plan for non-employee directors. Subject to certain adjustments and permitted reversions of shares, the maximum aggregate number of shares authorized for issuance under the 2026 Plan and Director Plan is 16,303,840 shares and 300,000 shares, respectively. For additional information regarding the 2026 Plan and the Director Plan, please refer to the Company’s definitive proxy statement filed with the SEC on April 23, 2026.
The Company has received exemptive relief from the SEC that permits it to issue restricted stock to non-employee directors under the Director Plan and restricted stock and restricted stock units to certain of its employees, officers, and directors (excluding non-employee directors) under the 2026 Plan. The exemptive order also allows participants in the Director Plan and the 2026 Plan to (i) elect to have the Company withhold shares of its common stock to pay for the exercise price and applicable taxes with respect to an option exercise (“net issuance exercise”) and/or (ii) permit the holders of restricted stock to elect to have the Company withhold shares of its stock to pay the applicable taxes due on restricted stock at the time of vesting. Each individual employee would be able to make a cash payment to satisfy applicable tax withholding at the time of option exercise or vesting on restricted stock.
All of the Company’s equity-based awards require future service, and are expensed over the relevant service period. The Company does not estimate forfeitures, and reverses all unvested costs associated with equity-awards in the period they are forfeited. For the three months ended June 30, 2026 and 2025, the Company recognized $3.9 million and $3.7 million of stock-based compensation expense in the Consolidated Statements of Operations, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized $8.1 million and $7.3 million of stock-based compensation expense in the Consolidated Statements of Operations, respectively. As of June 30, 2026 and June 30, 2025, approximately $29.7 million and $26.5 million of total unrecognized compensation costs are expected to be recognized over the next 2.6 and 2.5 years, respectively.
Service Vesting Awards
The Company grants equity-based awards which have service conditions, which generally begin to vest one-third after one year after the date of grant and ratably over the succeeding two years in accordance with the individual award terms. Certain awards have service conditions of longer duration and may begin to vest up to seven years after the date of grant. These equity-based awards which vest upon achievement of service conditions are collectively referred to as the “Service Vesting Awards”. The grant date fair value of Service Vesting Awards granted during the six months ended June 30, 2026 and 2025, were approximately $18.8 million, and $15.9 million, respectively.
The Company has granted restricted stock equity awards in the form of restricted stock awards and restricted stock units. The Company determines the grant date fair values of restricted stock equity awards using the grant date stock close price. The activities for the Company's unvested restricted stock equity awards for each of the six months ended June 30, 2026 and 2025, are summarized below:

	Six Months Ended June 30,
	2026		2025
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested Shares Beginning of Period	2,180,593	$13.35	2,060,432	$12.24
Granted	1,056,218	$17.83	795,401	$19.92
Vested	(532,881)	$18.39	(543,873)	$16.28
Forfeited	(130,444)	$15.39	(43,853)	$13.98
Unvested Shares End of Period	2,573,486	$14.04	2,268,107	$13.93
In addition to the restricted stock equity-based awards, the Company has also issued stock options to certain employees. The fair value of options granted during the six months ended June 30, 2026 and 2025, was approximately $13 thousand and $55 thousand, respectively. During the six months ended June 30, 2026 and 2025, approximately $59 thousand, and $64 thousand of share-based cost due to stock option grants was expensed, respectively.

9. Earnings Per Share
Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net increase (decrease) in net assets resulting from operations	$130,181	$78,887	$172,683	$129,224
Less: Total distributions declared	(87,950)	(83,083)	(174,683)	(164,467)
Total Earnings (loss), net of total distributions	42,231	(4,196)	(2,000)	(35,243)

Earnings (loss), net of distributions attributable to common shares	41,856	(4,196)	(2,000)	(35,244)
Add: Distributions declared attributable to common shares	87,169	82,381	173,053	162,997
Numerator for basic change in net assets per common share	129,025	78,185	171,053	127,753
Add: Income impact of assumed conversion of 2028 Convertible Notes	4,079	4,076	8,157	4,980
Numerator for diluted change in net assets per common share	$133,104	$82,261	$179,210	$132,733

Denominator
Basic weighted average common shares outstanding	185,517	176,809	184,146	173,231
Incremental shares from assumed conversion of 2028 Convertible Notes	13,387	13,387	13,387	8,329
Common shares issuable	673	581	673	599
Weighted average common shares outstanding assuming dilution	199,577	190,777	198,206	182,159

Change in net assets per common share:
Basic	$0.70	$0.44	$0.93	$0.74
Diluted	$0.67	$0.43	$0.90	$0.73
In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.
The issuance of the 2028 Convertible Notes is considered part of the if-converted method for calculation of diluted earnings per share. In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and six months ended June 30, 2026, there was no anti-dilution when applying the if-converted method for the 2028 Convertible Notes.
The calculation of change in net assets resulting from operations per common share assuming dilution, excludes all anti-dilutive shares. For the three and six months ended June 30, 2026 and 2025, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Anti-dilutive Securities	2026	2025	2026	2025
Unvested common stock options	108	148	217	1,061
Unvested restricted stock awards	115,227	3,260	120,497	1,642
As of June 30, 2026 and December 31, 2025, the Company was authorized to issue 300.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

10. Financial Highlights
Following is a schedule of financial highlights for the six months ended June 30, 2026 and 2025:

(in thousands, except per share data and ratios)	Six Months Ended June 30,
	2026	2025
Per share data: (1)
Net asset value at beginning of period	$12.13	$11.66
Net investment income	0.98	0.96
Net realized gain (loss)	0.04	(0.34)
Net unrealized appreciation (depreciation)	(0.08)	0.13
Total from investment operations	0.94	0.75
Net increase (decrease) in net assets from capital share transactions(1)	(0.01)	0.33
Distributions of net investment income(6)	(0.95)	(0.95)
Stock-based compensation expense included in net investment income and other movements(2)	0.04	0.05
Net asset value at end of period	$12.15	$11.84

Ratios and supplemental data:
Per share market value at end of period	$15.77	$18.28
Total return(3)	(11.04%)	(4.38%)
Shares outstanding at end of period	187,218	181,729
Weighted average number of common shares outstanding	184,146	173,231
Net assets at end of period	$2,274,330	$2,151,075
Ratio of total expense to average net assets(4)	9.88%	8.87%
Ratio of net investment income before investment gains and losses to average net assets(4)	16.31%	16.24%
Portfolio turnover rate(5)	18.54%	12.48%
Weighted average debt outstanding	$2,414,679	$1,931,719
Weighted average debt per common share	$13.11	$11.15
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
(3)The total return for the six months ended June 30, 2026 and 2025 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.
(4)The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)The portfolio turnover rate for the six months ended June 30, 2026 and 2025 equals to the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
(6)Includes distributions on unvested restricted stock awards.
11. Commitments and Contingencies
The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. As of June 30, 2026, a portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones, taking into consideration relevant funding provisions such as any notice provisions in the credit agreements with the portfolio company.
As of June 30, 2026 and December 31, 2025, the Company had approximately $408.2 million and $385.6 million, respectively, of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The amounts disclosed exclude unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) related to the portion of portfolio company investments assigned to or directly committed by the Adviser Funds as described in “Note -12 Related Party Transactions”. The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations embedded in the borrowing agreements.
As of June 30, 2026 and December 31, 2025, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	June 30, 2026	December 31, 2025
Debt Investments:
ChenMed, LLC	$25,000	$25,000
Neo4j, Inc.	25,000	—
Mango Technologies, Inc.	23,450	16,750
4D Molecular Therapeutics, Inc.	22,800	—
Intercom, Inc.	22,500	—
Saronic Technologies, Inc.	21,250	21,250
Weee! Inc.	20,000	12,500
Disc Medicine, Inc.	18,750	22,500
Earnix, Inc.	16,250	26,250
ControlUp, Inc.	15,000	—
Maze Therapeutics, Inc.	14,000	—
Expel, Inc.	12,000	—
Belong Health, Inc.	11,250	—
micro1 Inc.	10,875	—
CollectiveHealth, Inc.	10,125	—
CoreView USA, Inc.	10,000	10,000
DroneDeploy, Inc.	10,000	10,000
Marathon Health, LLC	10,000	9,620
LeoLabs, Inc.	9,900	—
iSpot.tv, Inc.	9,750	5,980
Pindrop Security, Inc.	7,750	7,750
Loft Orbital Solutions Inc.	7,700	6,600
Tipalti Solutions Ltd.	7,500	—
Nerdy Inc.	7,000	7,000
Finix Payments, Inc.	5,250	8,750
PayIt, LLC	5,080	4,800
Smartsheet Inc.	4,840	4,840
Renew Home, LLC	4,717	—
Peek Travel, Inc.	4,465	9,750
Babel Street	4,367	3,275
Connections Health Holdings, LLC	4,250	—
Canary Technologies Corp.	3,375	—
Loftware, Inc.	2,846	2,846
Funnel Holding AB (publ)	2,625	2,625
Zappi, Inc.	2,571	2,571
Tidal Vision Products, Inc.	2,500	2,500
Proven Optics, LLC	2,250	2,250
New Relic, Inc.	2,176	2,176
Sumo Logic, Inc.	1,520	2,000
Andesa Services, Inc.	1,222	—
Zimperium, Inc.	1,088	1,087
Alchemer LLC	890	890

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	June 30, 2026	December 31, 2025
Debt Investments:
Streamline Healthcare Solutions	$840	$2,100
LinenMaster, LLC	338	338
Omeda Holdings, LLC	180	160
Arcus Biosciences, Inc.	—	18,750
GoEuro Travel GmbH	—	18,750
Curana Health Holdings, LLC	—	17,500
Harness, Inc.	—	14,438
Viridian Therapeutics, Inc.	—	12,250
Alector, Inc.	—	10,500
DocPlanner	—	9,538
ZeroEyes, Inc.	—	8,000
Elation Health, Inc.	—	7,500
Imagen Technologies, Inc.	—	7,500
Distributed Creation Inc.	—	5,000
DNSFilter, Inc.	—	5,000
Octave Health Group, Inc.	—	2,500
Carbyne, Inc.	—	2,334
Behavox Limited	—	2,100
Akeyless Security Ltd.	—	2,000
Saama Technologies, LLC	—	1,938
LogicSource	—	1,209
Dispatch Technologies, Inc.	—	625
ShadowDragon, LLC	—	333
TaxCalc	—	311
Total Unfunded Debt Commitments:	405,240	382,234

Investment Funds & Vehicles:(2)
Forbion Growth Opportunities Fund I C.V.	$1,601	$1,771
Forbion Growth Opportunities Fund II C.V.	1,401	1,618
Total Unfunded Commitments in Investment Funds & Vehicles:	3,002	3,389

Total Unfunded Commitments	$408,242	$385,623
(1)For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. These amounts also exclude $117.7 million and $96.2 million of unfunded commitments as of June 30, 2026 and December 31, 2025, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds as described in “Note 12 - Related Party Transactions”.
(2)For investment funds and vehicles, the amount represents uncalled capital commitments in private equity funds.

The following table provides additional information on the Company’s unencumbered unfunded commitments regarding milestones, expirations and type:

(in thousands) Unfunded Commitments
	June 30, 2026	December 31, 2025
Expiring during:
2026	$175,395	$281,807
2027	141,673	41,112
2028	8,736	4,361
2029	21,588	16,588
2030	51,786	33,526
2031	6,062	4,840
Total Unfunded Debt Commitments	405,240	382,234

Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	1,601	1,771
2032	1,401	1,618
Total Unfunded Commitments in Investment Funds & Vehicles	3,002	3,389
Total Unfunded Commitments	$408,242	$385,623
The following tables provide the Company’s contractual obligations as of June 30, 2026 and December 31, 2025:

As of June 30, 2026:	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt(2)(3)	$2,362,983	$675,000	$675,500	$571,689	$440,794
Lease and License Obligations(4)	18,894	3,444	5,532	5,404	4,514
Total	$2,381,877	$678,444	$681,032	$577,093	$445,308

As of December 31, 2025:	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt(3)(5)	$2,313,070	$425,000	$637,500	$795,934	$454,636
Lease and License Obligations(4)	20,892	3,339	6,228	5,586	5,739
Total	$2,333,962	$428,339	$643,728	$801,520	$460,375
(1)Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in investment funds.
(2)Includes $350.0 million in principal outstanding under the SBA Debentures, $325.0 million of the September 2026 Notes, $350.0 million of the January 2027 Notes, $287.5 million of the 2028 Convertible Notes, $300.0 million of the February 2029 Notes, $350.0 million of the June 2030 Notes, $50.8 million of the 2031 Asset-Backed Notes and $40.0 million of the 2033 Notes as of June 30, 2026. There was also $221.7 million outstanding under the SMBC Facility and $88.0 million outstanding under the MUFG Bank Facility as of June 30, 2026.
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
Certain premises are leased or licensed under agreements which expire at various dates through July 2034. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset. During the three months ended June 30, 2026 and 2025, total rent expense, including short-term leases, amounted to approximately $0.8 million and $0.9 million in each period, respectively. During the six months ended June 30, 2026 and 2025, total rent expense, including short-term leases, amounted to approximately $1.7 million and $1.7 million in each period, respectively.

The following tables set forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases for the three and six months ended June 30, 2026 and 2025:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total operating lease cost	$774	$774	$1,548	$1,548
Cash paid for amounts included in the measurement of lease liabilities	1,345	1,291	1,953	1,886

	As of
	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	6.60	6.94
Weighted-average discount rate	7.02%	6.91%
The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of June 30, 2026:

(in thousands)	As of June 30, 2026
2026	$1,226
2027	3,452
2028	2,766
2029	2,823
Thereafter	8,501
Total lease payments	18,768
Less: imputed interest & other items	(3,910)
Total operating lease liability	$14,858
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
12. Related Party Transactions
As disclosed in “Note 1 - Description of Business”, the Adviser Subsidiary is the Company's wholly owned registered investment adviser business, comprised of the collectively held and presented entities Hercules Adviser LLC, Hercules Capital Management, LLC, and Hercules Partner Holdings, LLC entities. The Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value. The Adviser Subsidiary has entered into investment management agreements with its privately offered Adviser Funds, and it receives management fees based on the assets under management of the Adviser Funds. In addition, the general partner interests (the “GP Interests”) held by Hercules Partner Holdings, LLC may receive incentive fees based on the performance of the Adviser Funds. Both the Adviser Subsidiary and Hercules Partner Holdings, LLC are owned by Hercules Capital Management LLC. The following table summarizes the total income from the Adviser Subsidiary for the three and six months ended June 30, 2026 and 2025:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Dividend Income	$2.1	$2.1	$4.2	$4.0
Interest Income	0.1	—	0.1	—
Refer to “Note 4 – Investments” for additional information related to income, gains and losses recognized related to the Company’s investment.
The Company has a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, through which the Adviser Subsidiary has access to the Company's human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology). Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the three months ended June 30, 2026 and 2025, are net of expenses allocated to the Adviser Subsidiary of $4.9 million and $3.4 million, respectively. The Company’s total expenses for the six months ended June 30, 2026 and

2025, are net of expenses allocated to the Adviser Subsidiary of $9.5 million and $6.7 million, respectively. As of June 30, 2026 and December 31, 2025, there was approximately $0.7 million and $1.7 million receivable, respectively, from the Adviser Subsidiary.
In addition, the Company may from time-to-time make investments alongside the Adviser Funds or assign a portion of investments to the Adviser Funds in accordance with the Company’s allocation policy. The assigned investment activities for the six months ended June 30, 2026 and 2025, are summarized below:

(in millions)	Six Months Ended June 30,
	2026	2025
Investment commitments assigned to or directly committed by the Adviser Funds	$664.5	$437.6
Investment commitments sold to Adviser Funds	44.2	—
Investment fundings assigned to, directly originated or funded by the Adviser Funds	368.0	275.8
Amounts received by the Company from the Adviser Funds relating to assigned investments	2.5	—
13. Subsequent Events
Dividend Distribution Declaration
On July 27, 2026, the Board declared a cash distribution of $0.40 per share to be paid on August 18, 2026 to stockholders of record as of August 11, 2026. In addition to the cash distribution, and as part of the supplemental cash distribution of $0.28 per share to be paid in four quarterly distributions of $0.07 per share, the Board declared a supplemental cash distribution of $0.07 per share to be paid on August 18, 2026 to stockholders of record as of August 11, 2026. Including the $0.07 per share supplemental cash distributions paid to stockholders of record as of February 25, 2026 and May 14, 2026 the Board has declared a total of $0.21 per share of the $0.28 per share of supplemental cash distribution declared on February 4, 2026.
July 2031 Notes
On July 24, 2026, the Company issued $325.0 million in aggregate principal amount of 6.300% interest-bearing unsecured notes due July 24, 2031 (the “July 2031 Notes”), unless repurchased in accordance with the terms of the Eleventh Supplemental Indenture, dated July 24, 2026 (the “Eleventh Supplemental Indenture”). Interest on the July 2031 Notes is payable semiannually in arrears on January 24 and July 24 of each year, commencing January 24, 2027. The July 2031 Notes are general unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company may redeem some or all of the July 2031 Notes at any time, or from time to time, at the redemption price set forth under the terms of the Eleventh Supplemental Indenture.

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
Since inception through June 30, 2026, we have originated more than $28.0 billion in commitments in over 700 companies. We, through the Adviser Subsidiary, may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we, through the Adviser Subsidiary may earn management or other fees for our services. As of June 30, 2026, we, including through our Adviser Subsidiary, actively manage approximately $6.1 billion of assets.
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
Portfolio and Investment Activity
The total fair value of our investment portfolio as of June 30, 2026 and December 31, 2025 was as follows:

(in millions)	Fair Value
	June 30, 2026	December 31, 2025
Debt	$4,376.2	$4,279.4
Equity	149.3	139.0
Warrants	51.3	41.1
Investment Funds & Vehicles	7.1	7.1
Total Investment Portfolio	$4,583.9	$4,466.6
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

Our portfolio activity for the six months ended June 30, 2026 and 2025 was comprised of the following:

(in millions)	June 30, 2026	June 30, 2025
Investment Commitments(1)
Investment Commitments Originated by Hercules Capital and the Adviser Funds	$2,739.5	$2,019.8
Less: Commitments assigned to or directly committed by the Adviser Funds (2)	(664.5)	(437.6)
Net Total Investment Commitments	$2,075.0	$1,582.2

Gross Debt Commitments Originated by Hercules Capital and the Adviser Funds
New portfolio company	$1,537.3	$1,762.7
Existing portfolio company	1,188.3	248.8
Sub-total	2,725.6	2,011.5
Less: Debt commitments assigned to or directly committed by the Adviser Funds	(661.5)	(435.0)
Net Total Debt Commitments	$2,064.1	$1,576.5

Investment Fundings (3)
Gross Debt Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$442.2	$871.5
Existing portfolio company	897.4	368.4
Sub-total	1,339.6	1,239.9
Less: Debt fundings assigned to or directly funded by the Adviser Funds	(365.0)	(273.2)
Net Total Debt Fundings	$974.6	$966.7
Equity Investments and Investment Funds and Vehicles Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$5.8	$—
Existing portfolio company	8.5	8.3
Sub-total	$14.3	$8.3
Less: Equity fundings assigned to or directly funded by the Adviser Funds	(3.0)	(2.6)
Net Total Equity and Investment Funds and Vehicle Fundings	$11.3	$5.7

Total Unfunded Contractual Commitments (4)	$408.2	$471.5

Non-Binding Term Sheets
New portfolio company	$100.0	$60.0
Existing portfolio company	49.3	102.1
Total	$149.3	$162.1
(1)Includes restructured loans and renewals in addition to new commitments.
(2)Excludes $44.2 million investment commitments sold to Adviser funds during the six months ended June 30, 2026.
(3)Funded amounts include borrowings on revolving facilities.
(4)Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $117.7 million and $129.7 million of unfunded commitments as of June 30, 2026 and June 30, 2025, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds.
We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the six months ended June 30, 2026, we received approximately $843.3 million in aggregate principal repayments. Approximately $45.4 million of the aggregate principal repayments related to scheduled principal payments and approximately $797.9 million were early principal repayments related to 25 portfolio companies. Additionally, during the six months ended June 30, 2026, we received $24.1 million from the partial sale of two debt investments to external parties.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for the six months ended June 30, 2026 and 2025 was as follows:

(in millions)	June 30, 2026	June 30, 2025
Beginning Portfolio	$4,466.6	$3,660.0
New fundings and restructures	1,353.9	1,248.2
Fundings assigned to or directly funded by the Adviser Funds	(368.0)	(275.8)
Equity and warrants not related to current period fundings	0.5	0.7
Principal repayments received on investments	(45.4)	(15.3)
Early payoffs	(797.9)	(399.2)
Proceeds from the sale of debt investments	(24.1)	(47.5)
Proceeds from sale of equity and warrant investments	(15.0)	(0.9)
Paid-in-kind interest	25.5	27.5
Accretion of loan discounts	27.9	21.5
Net acceleration of loan discounts and loan fees due to early payoffs or restructures	(20.1)	(6.8)
New loan fees	(9.0)	(11.3)
Gain (loss) on investments due to sales or write offs	7.2	(57.4)
Net change in unrealized appreciation (depreciation)	(18.2)	32.8
Ending Portfolio	$4,583.9	$4,176.5
Additionally, we may hold investments in debt, warrant, or equity positions of portfolio companies that have filed a registration statement with the SEC in contemplation of a potential initial public offering. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.
The following table presents certain additional selected information regarding our debt investment portfolio as of June 30, 2026, December 31, 2025, and June 30, 2025. This includes information on benchmark index rate floors which we have in place on all of our floating rate debt investments.

	June 30, 2026	December 31, 2025	June 30, 2025
Number of portfolio companies with debt outstanding	136	127	123
Percentage of debt bearing a floating rate	97.8%	97.9%	97.8%
Percentage of debt bearing a fixed rate	2.2%	2.1%	2.2%
Weighted average core yield on debt investments(1)(3)	12.0%	12.5%	12.5%
Weighted average effective yield on debt investments(2)(3)	13.4%	12.9%	13.9%
Prime rate at the end of the period	6.75%	6.75%	7.50%
Percentage of Prime rate linked debt investments	84.2%	84.0%	81.1%
Weighted average floor rate bearing a Prime rate	7.1%	7.2%	7.1%
Percentage of SOFR and SONIA rate linked debt investments	13.6%	13.9%	16.7%
Weighted average floor rate bearing a SOFR or SONIA rate	1.0%	1.0%	1.0%
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
(3)The core and effective yields represent the weighted average yields for the three-month periods ended June 30, 2026, December 31, 2025 and June 30, 2025. Please refer to the “Portfolio Yield” section below for further discussion of these measures.
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

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more resilient to U.S. and global economic cycles. This includes being partially insulated from declining interest rates as all of our floating rate debt investments, which represent 97.8% and 97.9% of our debt portfolio as of June 30, 2026 and December 31, 2025, respectively, are subject to interest rate floors. While our portfolio is not immune to the impact of macroeconomic events, we believe we and our portfolio are well positioned to manage the current environment. Given the unpredictability and fluidity of the macroeconomic market, neither our management nor our Board is able to predict the full impact of the macroeconomic events on our business, future results of operations, financial position, or cash flows. For additional information, see “Part I - Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026.
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
As of June 30, 2026, our debt investments generally have a term of between two and five years and typically bear interest at a rate ranging from approximately 7% to approximately 14%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.
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
Loan origination and commitment fees are generally received in full at the inception of a loan, are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. As of June 30, 2026 and December 31, 2025, unamortized capitalized fee income was recorded as follows:

(in millions)	June 30, 2026	December 31, 2025
Offset against debt investment cost	$42.8	$42.5
Deferred obligation contingent on funding or other milestone	10.4	9.8
Total Unamortized Fee Income	$53.2	$52.3
Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of June 30, 2026 and December 31, 2025, loan exit fees receivable were recorded as follows:

(in millions)	June 30, 2026	December 31, 2025
Included within debt investment cost	$43.6	$48.6
Deferred receivable related to expired commitments	4.4	4.5
Total Exit Fees Receivable	$48.0	$53.1
Additionally, we have debt investments in our portfolio that earn PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our status as a RIC, the non-cash PIK income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. During the three months ended June 30, 2026 and 2025, we recorded approximately $12.3 million and $13.6 million of PIK income, respectively. During the six months ended June 30, 2026 and 2025, we recorded approximately $25.3 million and $27.1 million of PIK income, respectively.

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

	Three Months Ended June 30,
	2026	2025
Total Yield	12.9%	13.4%
Effective Yield(1)	13.4%	13.9%
Core Yield (Non-GAAP)(1)	12.0%	12.5%
(1)Yield calculated using “Total investment income” excluding bank interest, dividend income, and investment income from other assets for the three months ended June 30, 2026 and 2025.
We believe that these measures are useful for our stockholders as it provides further insight into the yield of our portfolio to allow a more meaningful comparison with our competitors. The reconciliation to calculate “Core investment income” from GAAP basis “Total investment income” are as follows:

(in thousands)	Three Months Ended June 30,
	2026	2025
GAAP Basis: Total investment income	$149,114	$137,459
Less: fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events except income from expired commitments	(14,709)	(12,835)
Non-GAAP Basis: Core investment income	$134,405	$124,624
Less: bank interest income, dividend income, and other investment income from other assets	(2,753)	(3,191)
Core investment income from debt portfolio	$131,652	$121,433
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
Another financial measure that we monitor is the total return for our investors, which was approximately (11.0%) and (4.4%) during the six months ended June 30, 2026 and 2025, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that may be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition
Our portfolio companies are primarily privately held companies which are active in sectors characterized by high margins, high growth rates, consolidation, and product and market extension opportunities and, to a lesser extent, public companies active in those sectors.
The following table presents the fair value of our portfolio by industry sector as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Application Software	$1,125,910	24.6%	$1,087,954	24.3%
Drug Discovery & Development	1,027,017	22.4%	1,039,712	23.3%
Healthcare Services, Other	879,316	19.2%	838,508	18.8%
Consumer & Business Services	393,498	8.6%	449,631	10.1%
System Software	376,427	8.2%	472,144	10.6%
Defense Technologies	253,604	5.5%	140,458	3.1%
All other industries(1)	528,098	11.5%	438,240	9.8%
Total	$4,583,870	100.0%	$4,466,647	100.0%
(1)See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of June 30, 2026, the fair value as a percentage of total portfolio does not exceed 5.0% for any individual industry sector other than “Application Software", “Drug Discovery & Development”, “Healthcare Services, Other”, “Consumer & Business Services”, “System Software”, and “Defense Technologies”.
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
As of June 30, 2026 and December 31, 2025, our ten largest portfolio companies represented approximately 26.2% and 28.6%, respectively, of the total fair value of our investments in portfolio companies. As of June 30, 2026 and December 31, 2025, we had 6 and 7 investments, respectively, that represented 5% or more of our net assets. As of June 30, 2026 and December 31, 2025, we had two equity investments, respectively, that represented 5% or more of the total fair value of our equity investments. These equity investments represented approximately 43.5% and 48.4% of the total fair value of our equity investments as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026 and December 31, 2025, approximately 97.8% and 97.9%, respectively, of the debt investment portfolio was priced at floating interest rates with a floor. Our interest rates use Prime, SOFR, or SONIA as benchmark index rates. Changes in these benchmark index rates may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.
Our investments in Structured Debt generally have detachable equity enhancement features in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of June 30, 2026, we held warrants in 117 portfolio companies, with a fair value of approximately $51.3 million. The fair value of our warrant portfolio increased by approximately $10.2 million, as compared to a fair value of $41.1 million as of December 31, 2025, primarily driven the increase in the fair value of the portfolio companies.
Our existing warrant holdings would require us to invest approximately $66.0 million to exercise such warrants as of June 30, 2026. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock, and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.00x to 42.71x based on the historical rate of return on our investments. We may also experience losses from our warrant portfolio in the event that warrants are terminated or expire unexercised.

Portfolio Grading
We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of June 30, 2026 and December 31, 2025, respectively:

(in thousands)	June 30, 2026			December 31, 2025
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	21	$940,518	21.5%	16	$681,631	15.9%
2	70	1,920,789	43.9%	69	2,168,985	50.7%
3	39	1,432,515	32.7%	39	1,355,528	31.7%
4	4	76,883	1.8%	3	73,268	1.7%
5	2	5,519	0.1%	—	—	0.0%
Total	136	$4,376,224	100.0%	127	$4,279,412	100.0%
As of June 30, 2026 and December 31, 2025, our debt investments had a weighted average investment grading of 2.17 and 2.20 on a cost basis, respectively. Changes in a portfolio company's investment grading may be a result of changes in portfolio company's performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or is underperforming relative to its respective business plan. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company's investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event.
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
Performing and Non-accrual Investments
The following table shows the amortized cost of our performing and non-accrual investments as of June 30, 2026 and December 31, 2025:

(in millions)	June 30, 2026		December 31, 2025
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	$4,587.3	99.7%	$4,457.1	99.8%
Non-accrual	16.0	0.3%	10.7	0.2%
Total Investments	$4,603.3	100.0%	$4,467.8	100.0%
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

Results of Operations
Our condensed consolidated operating results for the three and six months ended June 30, 2026 and 2025, were as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$149,114	$137,459	$290,650	$256,970
Total expenses	56,199	48,725	109,625	90,778
Net investment income	92,915	88,734	181,025	166,192
Net realized gain (loss):	7,700	(57,637)	7,097	(59,193)
Net change in unrealized appreciation (depreciation):	29,566	47,790	(15,439)	22,225
Net increase (decrease) in net assets resulting from operations	$130,181	$78,887	$172,683	$129,224

Net investment income before gains and losses per common share:
Basic	$0.50	$0.50	$0.97	$0.95

Change in net assets resulting from operations per common share:
Basic	$0.70	$0.44	$0.93	$0.74
Diluted	$0.67	$0.43	$0.90	$0.73
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
Investment Income
Total investment income for the three and six months ended June 30, 2026 was approximately $149.1 million and $290.7 million, respectively as compared to approximately $137.5 million and $257.0 million, respectively for the three and six months ended June 30, 2025. Investment income is primarily composed of interest income earned on our debt investments, fee income from commitments, facilities, and other loan related fees and dividend income.
Interest and Dividend Income
The following table summarizes the components of interest and dividend income for the three and six months ended June 30, 2026 and 2025:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest income	$104,135	$95,421	$208,217	$183,238
Exit fee interest income	16,245	14,790	30,943	25,018
PIK interest income	12,342	13,635	25,256	27,108
Dividend income	2,100	2,100	4,200	4,500
Other investment income(1)	3,220	3,625	5,829	5,279
Total interest and dividend income	$138,042	$129,571	$274,445	$245,143
(1)Other investment income includes OID interest income and interest recorded on other assets.
Interest and dividend income for the three and six months ended June 30, 2026 totaled approximately $138.0 million and $274.4 million, respectively as compared to approximately $129.6 million and $245.2 million, respectively for the three and six months ended June 30, 2025. The increase in interest income for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 was primarily attributable to an increase in the weighted average principal outstanding, partially offset by lower core yield.

Interest income is comprised of recurring interest income from the contractual servicing of loans and non-recurring interest income that is related to the acceleration of income due to early loan repayments and other one-time events during the period.
The following table summarizes recurring and non-recurring interest income and dividend income for the three and six months ended June 30, 2026 and 2025:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Recurring interest income	$128,283	$119,055	$257,651	$229,160
Non-recurring interest income	7,659	8,416	12,594	11,483
Dividend income	2,100	2,100	4,200	4,500
Total interest and dividend income	$138,042	$129,571	$274,445	$245,143
A portion of interest income is earned in the form of PIK interest. The following table shows the PIK-related activity for the six months ended June 30, 2026 and 2025, at cost:

(in thousands)	Six Months Ended June 30,
	2026	2025
Beginning PIK interest receivable balance	$109,135	$67,656
PIK interest income during the period	25,256	27,108
PIK capitalized as principal or converted to equity or other assets	(387)	(4,035)
Payments received from PIK loans	(27,319)	(2,376)
Realized gain (loss)	—	(4,232)
Ending PIK interest receivable balance	$106,685	$84,121
The decrease in PIK interest income during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was due to a decrease in the weighted average principal outstanding for debt investments which earn PIK interest. Payments on PIK loans are normally received only in the event of payoffs. The PIK receivable for June 30, 2026 and June 30, 2025 was approximately 2% and 2% of total debt investments, respectively.
Fee Income
Fee income is comprised of recurring fee income from commitment, facility, and loan related fees, fee income due to expired commitments, and acceleration of fee income due to early loan repayments during the period. The following table summarizes the components of fee income for the three and six months ended June 30, 2026 and 2025:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Recurring fee income	$3,275	$2,754	$6,187	$5,434
Fee income - expired commitments	747	715	1,310	1,032
Accelerated fee income - early repayments	7,050	4,419	8,708	5,361
Total fee income	$11,072	$7,888	$16,205	$11,827
The fee income for the three and six months ended June 30, 2026 totaled approximately $11.1 million and $16.2 million, respectively as compared to approximately $7.9 million and $11.8 million, respectively for the three and six months ended June 30, 2025. The increase in fee income for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily attributable to higher prepayment penalty from early repayments, higher fees recognized on expired commitments and higher recurring fee income resulting from an increase in the weighted average principal outstanding.
Operating Expenses
Our operating expenses are comprised of interest and fees on our debt borrowings, general and administrative expenses, taxes, and employee compensation and benefits. During the three and six months ended June 30, 2026 and 2025, our net operating expenses totaled approximately $56.2 million and $48.7 million, respectively, for the three-month periods, and approximately $109.6 million and $90.8 million, respectively, for the six-month periods.
Interest and Fees on our Debt
Interest and fees on our debt totaled approximately $31.1 million and $25.7 million for the three months ended June 30, 2026 and 2025, respectively and approximately $62.0 million and $47.8 million for the six months ended June 30,

2026 and 2025, respectively. Interest and fee expense during the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, increased due to higher weighted average debt outstanding.
Our weighted average cost of debt was approximately 5.2% and 5.0% for the three months ended June 30, 2026 and 2025, respectively and 5.1% and 4.9%, for the six months ended June 30, 2026 and 2025, respectively. The weighted average cost of debt includes interest and fees on our debt, but excludes the impact of fee accelerations due to the extinguishment of debt, as applicable.
General and Administrative Expenses and Tax Expenses
General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments, and various other expenses. Our general and administrative expenses decreased to $4.9 million from $5.1 million for the three months ended June 30, 2026 and 2025, respectively, and decreased to $9.7 million from $9.9 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in general and administrative expenses for the three and six months ended June 30, 2026 is primarily attributable to a decrease in legal fees, recruiting, and other business expenses.Tax expenses were $2.8 million and $1.1 million during the three months ended June 30, 2026 and 2025, respectively, and $3.8 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively. Our tax expenses primarily relate to excise tax accruals.
Employee Compensation
Employee compensation and benefits totaled approximately $18.4 million and $35.7 million for the three and six months ended June 30, 2026, respectively, as compared to approximately $16.7 million and $30.6 million, respectively, for the three and six months ended June 30, 2025. The movement between the three and six months ended June 30, 2026 and 2025 was primarily due to fluctuations in variable compensation.
Employee stock-based compensation totaled approximately $3.9 million and $8.1 million, for the three and six months ended June 30, 2026 as compared to approximately $3.7 million and $7.3 million, respectively, for the three and six months ended June 30, 2025. The increase between the three and six months ended June 30, 2026 and 2025 was primarily attributable to higher overall grant size associated with Service Vesting Awards.
Expenses allocated to the Adviser Subsidiary
The Sharing Agreement provides the Adviser Subsidiary access to our human capital resources, including deal professionals, finance, and administrative functions, as well as other resources including infrastructure assets such as office space and technology. Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the three months ended June 30, 2026 and 2025, are net of expenses allocated to the Adviser Subsidiary of $4.9 million and $3.4 million, respectively, and $9.5 million and $6.7 million for the six months ended June 30, 2026 and 2025, respectively. The increase in expenses allocated to the Adviser Subsidiary for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was due to an increase in time spent on the Adviser Funds and an increase in investments allocated to the Adviser Funds. As of June 30, 2026 and December 31, 2025, there was approximately $0.7 million and $1.7 million due from the Adviser Subsidiary, respectively.
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
A summary of net realized gains and losses for the three and six months ended June 30, 2026 and 2025 is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Realized gains	$8,677	$405	$10,300	$462
Realized losses	(1,089)	(56,498)	(3,342)	(57,432)
Realized foreign exchange gains (losses)	114	(1,523)	141	(2,187)
Realized loss on debt extinguishment	(2)	(21)	(2)	(36)
Net realized gains (losses)	$7,700	$(57,637)	$7,097	$(59,193)

During the three and six months ended June 30, 2026, we recognized a net realized gain of $7.7 million and $7.1 million, respectively. The net realized gains (losses) were generated from gross realized gains of $8.7 million and $10.3 million, respectively, primarily attributable to the sale of our equity position in Axsome Therapeutics, Inc., sales proceeds from the completed acquisitions of Armis, Inc. and Reltio, Inc., and contingent consideration received in the form of earnout equity shares of Planet Labs PBC. Our gains were offset by gross realized losses of $1.1 million and $3.3 million, respectively, primarily from the write-off of our equity investment in Carbon Health Technologies, Inc. and write-off of our warrant investment in Snagajob.com, Inc.
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
The net change in unrealized appreciation and depreciation of our investments is derived from the changes in fair value of each investment determined in good faith by our Valuation Committee (as defined in “Note 2 - Summary of Significant Accounting Policies - Valuation of Investments”) and approved by the Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Gross unrealized appreciation on portfolio investments	$63,224	$28,646	$56,084	$39,426
Gross unrealized depreciation on portfolio investments	(23,501)	(36,890)	(62,720)	(56,511)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	(9,925)	53,805	(8,355)	35,828
Net change in unrealized appreciation (depreciation) on portfolio investments	29,798	45,561	(14,991)	18,743
Other net changes in unrealized appreciation (depreciation)(1)	(232)	2,229	(448)	3,482
Total net change in unrealized appreciation (depreciation) on investments	$29,566	$47,790	$(15,439)	$22,225
(1)Includes the net change in unrealized appreciation (depreciation) related to foreign exchange movements, derivative instruments and other assets and liabilities.

During the three months ended June 30, 2026 and 2025, we recorded approximately $29.6 million of net unrealized appreciation and $47.8 million of net unrealized appreciation, respectively, on our investments. During the six months ended June 30, 2026 and 2025, we recorded approximately $15.4 million of net unrealized depreciation and $22.2 million of net unrealized appreciation, respectively, on our investments. The increase in unrealized depreciation during the six months ended June 30, 2026 was primarily related to depreciation on our debt investments due to widening of spreads, and the reversal of previously recorded net unrealized appreciation of our debt investments as realization events occurred. This was offset by appreciation on our equity and warrant investments from the broad recovery in public and private market valuations during the three months ended June 30, 2026. The unrealized appreciation during the three months ended

June 30, 2026 was primarily driven by market recovery across the equity and warrant portfolio and credit spread tightening on the debt portfolio.
The following table summarizes the key drivers of change in net unrealized appreciation (depreciation) of investments for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30, 2026			For the Six Months Ended June 30, 2026
(in thousands)	Debt	Equity, Warrants and Investment Funds(1)	Total	Debt	Equity, Warrants and Investment Funds(1)	Total
Investment valuation appreciation (depreciation)	$13,206	$26,517	$39,723	$(21,646)	$15,010	$(6,636)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	(6,129)	(3,796)	(9,925)	(6,295)	(2,060)	(8,355)
Other net changes in unrealized appreciation (depreciation)(1)	(773)	541	(232)	(2,934)	2,486	(448)
Net change in unrealized appreciation (depreciation)	$6,304	$23,262	$29,566	$(30,875)	$15,436	$(15,439)

	For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025
(in thousands)	Debt	Equity, Warrants and Investment Funds(1)	Total	Debt	Equity, Warrants and Investment Funds(1)	Total
Investment valuation appreciation (depreciation)	$(12,921)	$4,677	$(8,244)	$(24,682)	$7,597	$(17,085)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	51,851	1,954	53,805	33,620	2,208	35,828
Other net changes in unrealized appreciation (depreciation)(1)	8,533	(6,304)	2,229	13,409	(9,927)	3,482
Net change in unrealized appreciation (depreciation)	$47,463	$327	$47,790	$22,347	$(122)	$22,225
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

(in thousands)	As of
Assets Under Management *	June 30, 2026	December 31, 2025	Growth %
by the Company	$4,634,296	$4,526,101	2.4%
by the Adviser Funds	1,445,060	1,214,631	19.0%
Total	$6,079,356	$5,740,732	5.9%
*     Assets under management includes investments, at fair value, cash and cash equivalents and restricted cash.
The Adviser Subsidiary’s contribution to our net investment income is primarily derived from expenses allocated to the Adviser Subsidiary, dividend income declared by the Adviser Subsidiary, and interest income earned on loans to the Adviser Subsidiary. A summary of the Adviser Subsidiary’s contribution to our net investment income for the three and six months ended June 30, 2026 and 2025 is as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expenses allocated	$4.9	$3.4	$9.5	$6.7
Dividend income	2.1	2.1	4.2	4.0
Interest income	0.1	—	0.1	—
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
During the six months ended June 30, 2026, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt borrowings on our Credit Facilities and February 2029 Notes, and (iv) equity offerings.
During the six months ended June 30, 2026, our operating activities provided $67.3 million of net cash and cash equivalents, compared to $367.0 million used during the six months ended June 30, 2025. A favorable swing of $434.3 million was primarily driven by a $428.8 million increase in principal and fee repayments received, reflecting elevated portfolio company prepayment activity during the current period and a $14.1 million increase in proceeds received from the sale of equity and warrant investments.
During the six months ended June 30, 2026, our investing activities used approximately $19 thousand of cash, compared to $27 thousand used during the six months ended June 30, 2025. The $8 thousand decrease in cash used in investing activities was due to a decrease in purchases of capital equipment.
During the six months ended June 30, 2026, our financing activities used $76.3 million of cash, compared to $303.9 million provided during the six months ended June 30, 2025. The $380.2 million swing in cash flows from financing activities was primarily due to a $232.7 million decrease in net borrowing activity and a $136.8 million decrease in equity issued. During the six months ended June 30, 2026, we issued $300.0 million in aggregate principal amount of February 2029 Notes. Additionally, during the six months ended June 30, 2026, we fully repaid the aggregate outstanding $50.0 million each in principal of the March 2026 A Notes and March 2026 B Notes, respectively. During the six months ended June 30, 2026, our ATM program provided (net of offering costs) approximately $52.0 million, compared to $188.9 million net proceeds received during the six months ended June 30, 2025. During the six months ended June 30, 2026, we distributed dividends of $170.4 million compared to $159.4 million during the six months ended June 30, 2025.
As of June 30, 2026, our net assets totaled $2.3 billion, with a NAV per share of $12.15. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Available liquidity and capital resources as of June 30, 2026
As of June 30, 2026, we had $652.9 million in available liquidity, including $48.2 million in cash and cash equivalents and available borrowing capacity of approximately $77.7 million (net of $0.5 million of outstanding letter of credits) under the SMBC Facility, $175.0 million under our SMBC letter of credit facility, and $352.0 million under the MUFG Bank Facility, subject to certain conditions. Additional liquidity is available through accordion provisions within the terms of our Credit Facilities, through which the available borrowing capacity can be increased by an aggregate $360.0 million, subject to certain conditions. Further, the SMBC letter of credit facility may also be increased by an additional $225.0 million (up to $400.0 million), subject to certain conditions. Total amounts outstanding as of June 30, 2026, were $309.7 million outstanding under our Credit Facilities, which are floating interest rate obligations, and the remaining $2,053.3 million of term debt outstanding, which are all fixed interest rate debt obligations.
Not considered above, as of June 30, 2026, we held $2.3 million of cash classified as restricted cash. Our restricted cash relates to amounts that are held as collateral securing certain of our financing transactions, including collections of interest and principal payments on assets that are securitized related to the 2031 Asset-Backed Notes. Based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations. Refer to “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional discussion of our debt obligations.
The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of June 30, 2026, our asset coverage ratio under our regulatory requirements as a BDC was 212.2% excluding our SBA debentures. We received an exemptive order from the SEC that allows us to exclude all SBA leverage as senior securities from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures as senior securities was 195.9% as of June 30, 2026.
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
Equity Offerings
We may from time-to-time issue and sell shares of our common stock through public or ATM offerings. We currently sell shares through the 2024 Equity Distribution Agreements with Citizens JMP Securities LLC and Jefferies LLC, as Sales Agents, entered into on December 12, 2024. The 2024 Equity Distribution Agreements provide that we may offer and sell up to 30.0 million shares of our common stock from time to time through the Sales Agents. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We generally use net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of June 30, 2026, approximately 15.3 million shares remain available for issuance and sale under the 2024 Equity Distribution Agreements.
During the three and six months ended June 30, 2026, we issued and sold zero and 3.5 million shares of our common stock receiving total accumulated net proceeds of zero and $52.0 million, respectively. This represents an increase from the approximately $149.5 million and $188.9 million of accumulated net proceeds received from the issuance and sale of 8.4 million and 10.4 million shares during the three and six months ended June 30, 2025.

Stock Repurchase
We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. We had no common stock repurchases during the six months ended June 30, 2026 and 2025.
Commitments and Obligations
Our significant cash requirements generally relate to our debt obligations. As of June 30, 2026, we had $2,363.0 million of debt outstanding, $675.0 million due within the next year, $675.5 million due within 1 to 3 years, and $1,012.5 million due beyond 3 years.
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
As of June 30, 2026, we had approximately $408.2 million of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones, as well as uncalled capital commitments to make investments in private equity funds. In order to draw a portion of the our available unfunded commitments, a portfolio company must submit to us a formal funding request that complies with the applicable advance notice and other operational requirements. The available unfunded commitments excludes unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) $117.7 million of unfunded commitments which represent the portion of portfolio company commitments assigned to or directly committed by the Adviser Funds.
Additionally, we had approximately $149.3 million of non-binding term sheets outstanding to one new company and four existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.
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

(in thousands)	Change in unrealized appreciation (depreciation)
Basis Point Change
(100)	$69,335
(50)	$35,994
50	$(37,022)
100	$(73,465)
For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to “Note 3 – Fair Value of Financial Instruments” included in the notes to our consolidated financial statements appearing elsewhere in this report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including Prime and SOFR rates, to the extent our debt investments include variable interest rates. As of June 30, 2026, approximately 97.8% of the loans in our portfolio had floating rates with a floor, indexed to Prime or SOFR. The majority of our loans are linked to the Prime rate and comprise 84.2% of the loan portfolio as of June 30, 2026. Our debt borrowings under the Credit Facilities bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt:

(in thousands)	Interest Income	Interest Expense	Net Income	EPS
Basis Point Change
(200)	$(17,420)	$(6,891)	$(10,529)	$(0.06)
(100)	$(10,697)	$(3,446)	$(7,251)	$(0.04)
(75)	$(8,969)	$(2,584)	$(6,385)	$(0.03)
(50)	$(6,434)	$(1,723)	$(4,711)	$(0.03)
(25)	$(3,838)	$(861)	$(2,977)	$(0.02)
25	$5,357	$861	$4,496	$0.02
50	$12,000	$1,723	$10,277	$0.06
75	$18,725	$2,584	$16,141	$0.09
From time-to-time, we may hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the six months ended June 30, 2026, we have an outstanding foreign currency forward contract to limit our foreign currency exposure with respect to the British Pound. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this report.
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
On March 20, 2026, a putative shareholder class action lawsuit (i.e., the lawsuit has not yet been certified as a class action by a court) captioned Hunter v. Hercules Capital, Inc. et al., No. 26-cv-2465-VC, was filed in the United States District Court for the Northern District of California against the Company and certain of its officers. The lawsuit, which sought monetary damages, alleged that the Company and certain officers made materially false and misleading statements regarding the Company’s business operations and processes. A lead plaintiff was appointed on June 25, 2026, and ordered to file an amended complaint on or before July 23, 2026. On July 22, 2026, the lawsuit was voluntarily dismissed by the plaintiff without prejudice.
Additionally, two shareholder derivative complaints have been filed, alleging breaches of fiduciary duties and other misconduct by certain directors and officers of the Company as a result of substantially the same allegations and claimed damages as referenced above. The derivative complaints have been consolidated before the same judge as the putative shareholder class action lawsuit under the caption In re Hercules Capital, Inc. Stockholder Derivative Litigation, No. 5:26-cv-03213 (N.D. Cal.). On July 17, 2026, the parties filed a stipulation to stay the derivative action pending resolution of the Hunter litigation discussed above. The Court granted the parties’ stipulation on July 22, 2026.
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
Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected, and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies as of June 30, 2026 that represent greater than 5% of our net assets:

(in thousands)	June 30, 2026
	Fair Value	Percentage of Net Assets
Marathon Health, LLC	$184,780	8.1%
Shield AI, Inc.	153,907	6.8%
Dyne Therapeutics, Inc.	147,556	6.5%
Phathom Pharmaceuticals, Inc.	134,892	5.9%
ChenMed, LLC	128,588	5.7%
Tipalti Solutions Ltd.	114,975	5.1%
•Marathon Health, LLC is a provider of employer-sponsored healthcare platform intended to provide convenient and unhurried patient-centered care services.
•Shield AI, Inc. is an aerospace and defense technology company that designs and builds AI-powered, autonomous Unmanned Aerial Vehicles (UAVs) for national defense operations and military organizations.
•Dyne Therapeutics, Inc. is a clinical stage biotechnology company focused on the development of novel therapies for the treatment of rare neuromuscular diseases.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Dividend Reinvestment Plan
During the six months ended June 30, 2026, we issued 281,416 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $4.3 million.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the second quarter ended June 30, 2026, no directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS

Exhibit Number	Description
3(a)	Articles of Amendment and Restatement.(1)
3(b)	Articles of Amendment, dated March 6, 2007.(2)
3(c)	Articles of Amendment, dated April 5, 2011.(3)
3(d)	Articles of Amendment, dated April 3, 2015.(4)
3(e)	Articles of Amendment, dated February 23, 2016.(9)
3(f)	Articles of Amendment, dated October 28, 2024.(6)
3(g)	Amended and Restated Bylaws of Hercules Capital, Inc.(5)
4(a)	Eleventh Supplemental Indenture, dated as of July 24, 2026, between the Registrant and U.S. Bank Trust Company, National Association.(10)
4(b)	Form of 6.300% Note due 2031 (included as part of Exhibit 4(a)).
10(a)†	Hercules Capital, Inc. Amended and Restated 2026 Equity Incentive Plan.(11)
10(b)†	Hercules Capital, Inc. Amended and Restated 2026 Non-Employee Director Plan.(11)
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL
_____________________________________
*Filed herewith.
† Management contract or compensatory plan or arrangement.
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
(10)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 24, 2026.
(11)Previously filed as part of the Registration Statement on Form S-8, as filed on June 26, 2026.

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
For the Six Months Ended June 30, 2026 (unaudited)

(in thousands)
Portfolio Company	Investment(1)	Amount of Interest, Dividends, and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2025	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of June 30, 2026
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Units	$—	$—	$218	$—	$—	$4	$222
	Common Units	—	—	—	—	—	—	—
Gibraltar Acquisition LLC(5)	Unsecured Debt	2,335	—	38,255	68	—	—	38,323
	Member Units	—	—	23,963	—	(600)	1,058	24,421
Hercules Adviser LLC(6)	Unsecured Debt	4,253	—	—	8,000	—	—	8,000
	Member Units	—	—	43,274	—	—	(2,739)	40,535
Total Majority Owned Control Investments		$6,588	$—	$105,710	$8,068	$(600)	$(1,677)	$111,501
Other Control Investments
Tectura Corporation(7)	Senior Debt	$341	$—	$8,091	$—	$—	$159	$8,250
	Preferred Stock	—	—	1,250	—	—	(468)	782
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$341	$—	$9,341	$—	$—	$(309)	$9,032
Total Control Investments		$6,929	$—	$115,051	$8,068	$(600)	$(1,986)	$120,533
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
For the Six Months Ended June 30, 2025 (unaudited)

(in thousands)
Portfolio Company	Investment(1)	Amount of Interest, Dividends and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2024	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of June 30, 2025
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Units	$—	$—	$69	$—	$—	$243	$312
	Common Units	—	—	—	—	—	1	1
Gibraltar Acquisition LLC(5)	Unsecured Debt	2,743	—	36,212	1,176	—	—	37,388
	Member Units	—	—	23,051	—	(600)	504	22,955
Hercules Adviser LLC(6)	Unsecured Debt	4,000	—	12,000	—	(12,000)	—	—
	Member Units	—	—	30,190	12,000	—	2,032	44,222
Total Majority Owned Control Investments		$6,743	$—	$101,522	$13,176	$(12,600)	$2,780	$104,878
Other Control Investments
Tectura Corporation(7)	Senior Debt	$342	$—	$8,027	$—	$—	$(51)	$7,976
	Preferred Stock	—	—	3,623	—	—	(1,581)	2,042
	Common Stock	—	—	7	—	—	(7)	—
Total Other Control Investments		$342	$—	$11,657	$—	$—	$(1,639)	$10,018
Total Control Investments		$7,085	$—	$113,179	$13,176	$(12,600)	$1,141	$114,896
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
As of June 30, 2026 (unaudited)

(in thousands)
Portfolio Company	Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value(2)
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A-2			5,000,000	$250	$222
	Medical Devices & Equipment	Common Units			180,000	—	—
Total Coronado Aesthetics, LLC						$250	$222
Gibraltar Acquisition LLC(3)	Diversified Financial Services	Unsecured Debt	July 2029	FIXED 11.50%	$28,805	28,462	28,462
	Diversified Financial Services	Unsecured Debt	July 2029	FIXED 11.95%	$10,000	9,861	9,861
	Diversified Financial Services	Member Units			1	31,856	24,421
Total Gibraltar Acquisition LLC						$70,179	$62,744
Hercules Adviser LLC(4)	Diversified Financial Services	Unsecured Debt	March 2027	FIXED 6.75%	$8,000	8,000	8,000
	Diversified Financial Services	Member Units			1	12,035	40,535
Total Hercules Adviser LLC						$20,035	$48,535
Total Majority Owned Control Investments (4.90%)*						$90,464	$111,501
Other Control Investments
Tectura Corporation	Consumer & Business Services	Senior Secured Debt	January 2027	FIXED 8.25%	$8,250	$8,250	$8,250
	Consumer & Business Services	Common Stock			414,994,863	900	—
	Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Consumer & Business Services	Preferred Series C Equity			3,235,298	13,263	782
Total Tectura Corporation						$22,413	$9,032
Total Other Control Investments (0.40%)*						$22,413	$9,032
Total Control Investments (5.30%)*						$112,877	$120,533
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

HERCULES CAPITAL, INC. (Registrant)

Dated: July 30, 2026	/S/ SCOTT BLUESTEIN
Scott Bluestein
Chief Executive Officer, and Chief Investment Officer (Principal Executive Officer)

Dated: July 30, 2026	/S/ ANDREW OLSON
Andrew Olson
Chief Financial Officer (Principal Financial Officer)