Form 10-Q
period 2026-09-30
Hercules Capital, Inc.
filed 2026-10-29
CIK 1280784

s

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On October 22, 2026, there were 189,548,796 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES CAPITAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Capital, Inc., its wholly owned subsidiaries, and its affiliated securitization trust unless the context otherwise requires.
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)	September 30, 2026 (unaudited)	December 31, 2025
Assets
Investments, at fair value:
Non-control/Non-affiliate investments (cost of $4,740,327 and $4,362,559, respectively)	$4,720,837	$4,351,596
Control investments (cost of $114,659 and $105,409, respectively)	122,030	115,051
Affiliate investments (cost of $10,684 and $0, respectively)	3,036	—
Total investments, at fair value (cost of $4,865,670 and $4,467,968, respectively; fair value amounts related to a VIE $136,812 and $158,980, respectively)	4,845,903	4,466,647
Cash and cash equivalents (1)	48,331	56,987
Restricted cash (amounts related to a VIE $2,225 and $2,467, respectively)	2,225	2,467
Interest receivable	38,313	37,261
Right of use asset	13,320	14,842
Other assets	4,519	5,822
Total assets	$4,952,611	$4,584,026

Liabilities
Debt (net of unamortized debt issuance costs of $32,909 and $26,626, respectively; amounts related to a VIE $49,660 and $64,530, respectively)	$2,550,470	$2,286,444
Accounts payable and accrued liabilities	62,925	65,262
Operating lease liability	14,503	16,267
Total liabilities	$2,627,898	$2,367,973

Net assets consist of:
Common stock, par value	$190	$183
Capital in excess of par value	2,219,773	2,114,719
Total distributable earnings	104,750	101,151
Total net assets	$2,324,713	$2,216,053
Total liabilities and net assets	$4,952,611	$4,584,026

Shares of common stock outstanding ($0.001 par value and 300,000 authorized)	189,597	182,695
Net asset value per share	$12.26	$12.13
(1)The former foreign cash category has been consolidated into “Cash and cash equivalents”. Prior year amounts have been reclassified to conform to the current presentation.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
Interest and dividend income:
Excluding payment-in-kind (PIK) interest income
Non-control/Non-affiliate investments	$120,098	$113,854	$362,424	$325,970
Control investments	3,565	2,828	10,428	8,747
Total interest and dividend income, excluding PIK interest income	123,663	116,682	372,852	334,717
PIK interest income
Non-control/Non-affiliate investments	10,563	13,906	35,819	39,928
Control investments	—	569	—	1,655
Total PIK interest income	10,563	14,475	35,819	41,583
Total interest and dividend income	134,226	131,157	408,671	376,300
Fee income:
Non-control/Non-affiliate investments	5,857	6,892	21,996	18,639
Control investments	32	44	98	124
Total fee income	5,889	6,936	22,094	18,763
Total investment income	140,115	138,093	430,765	395,063
Operating expenses:
Interest	29,884	24,189	86,160	66,817
Loan fees	3,315	3,004	8,998	8,149
General and administrative	5,032	4,477	14,705	14,392
Tax expenses	1,253	1,703	5,033	3,683
Employee compensation:
Compensation and benefits	13,969	16,540	49,626	47,118
Stock-based compensation	4,035	3,691	12,121	10,955
Total employee compensation	18,004	20,231	61,747	58,073
Total gross operating expenses	57,488	53,604	176,643	151,114
Expenses allocated to the Adviser Subsidiary	(4,722)	(4,063)	(14,252)	(10,795)
Total net operating expenses	52,766	49,541	162,391	140,319
Net investment income	87,349	88,552	268,374	254,744
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss):
Non-control/Non-affiliate investments	(1,941)	(1,772)	5,158	(60,929)
Affiliate investments	5	—	5	—
Loss on extinguishment of debt	—	(84)	(2)	(120)
Total net realized gain (loss)	(1,936)	(1,856)	5,161	(61,049)
Net change in unrealized appreciation (depreciation):
Non-control/Non-affiliate investments	8,730	35,530	(4,723)	56,614
Control investments	(286)	(2,541)	(2,272)	(1,400)
Affiliate investments	(289)	—	(289)	—
Total net change in unrealized appreciation (depreciation)	8,155	32,989	(7,284)	55,214
Total net realized gain (loss) and net change in unrealized appreciation (depreciation)	6,219	31,133	(2,123)	(5,835)
Net increase (decrease) in net assets resulting from operations	$93,568	$119,685	$266,251	$248,909

Net investment income before gains and losses per common share:
Basic	$0.47	$0.49	$1.44	$1.44
Change in net assets resulting from operations per common share:
Basic	$0.50	$0.66	$1.43	$1.41
Diluted	$0.48	$0.63	$1.39	$1.37
Weighted average shares outstanding:
Basic	185,989	180,360	184,767	175,633
Diluted	200,078	194,358	198,837	186,251
Distributions paid per common share:
Basic	$0.47	$0.47	$1.41	$1.41

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

(in thousands)	Common Stock		Capital in excess of par value	Distributable Earnings (loss)	Net Assets
For the Three Months Ended September 30, 2026	Shares	Par Value
Balance as of June 30, 2026	187,218	$187	$2,174,992	$99,151	$2,274,330
Net increase (decrease) in net assets resulting from operations	—	—	—	93,568	93,568
Public offering, net of offering expenses	2,290	3	39,195	—	39,198
Issuance of common stock under equity-based award plans	15	—	176	—	176
Shares retired on vesting of equity-based awards	(59)	—	(869)	—	(869)
Distributions reinvested in common stock	133	—	2,213	—	2,213
Distributions	—	—	—	(87,969)	(87,969)
Stock-based compensation(1)	—	—	4,066	—	4,066
Balance as of September 30, 2026	189,597	$190	$2,219,773	$104,750	$2,324,713

For the Nine Months Ended September 30, 2026
Balance as of December 31, 2025	182,695	$183	$2,114,719	$101,151	$2,216,053
Net increase (decrease) in net assets resulting from operations	—	—	—	266,251	266,251
Public offering, net of offering expenses	5,831	6	91,214	—	91,220
Issuance of common stock under equity-based award plans	1,048	1	200	—	201
Shares retired on vesting of equity-based awards	(391)	—	(5,079)	—	(5,079)
Distributions reinvested in common stock	414	—	6,515	—	6,515
Distributions	—	—	—	(262,652)	(262,652)
Stock-based compensation(1)	—	—	12,204	—	12,204
Balance as of September 30, 2026	189,597	$190	$2,219,773	$104,750	$2,324,713
(1)Stock-based compensation includes $31 thousand and $80 thousand of restricted stock and option expense related to director compensation for the three and nine months ended September 30, 2026, respectively.

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

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)	For the Nine Months Ended September 30,
	2026	2025
Cash flows provided by (used in) operating activities:
Net increase in net assets resulting from operations	$266,251	$248,909
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments(1)	(1,426,637)	(1,344,789)
Fundings assigned to Adviser Funds(1)	2,500	—
Principal and fee repayments received	994,985	678,999
Proceeds from the sale of debt investments	63,483	67,521
Proceeds from the sale of equity and warrant investments	27,240	6,130
Net change in unrealized (appreciation) depreciation	7,284	(55,214)
Net realized (gain) loss	(5,163)	60,929
Payments of derivative instruments	(13)	(1,551)
Accretion of paid-in-kind interest	(35,819)	(41,583)
Accretion of loan discounts	(5,681)	(5,408)
Accretion of loan discounts on convertible notes	932	690
Loss on extinguishment of debt	2	120
Accretion of loan exit fees	(30,481)	(23,770)
Change in loan income, net of collections	26,272	23,763
Unearned fees related to unfunded commitments	(1,029)	524
Amortization of debt fees and issuance costs	8,060	6,242
Depreciation and amortization	251	254
Stock-based compensation and amortization of restricted stock grants(2)	12,204	11,061
Change in operating assets and liabilities:
Interest receivable	(1,648)	(4,383)
Other assets	2,602	5,662
Accrued liabilities	(3,950)	(4,299)
Net cash provided by (used in) operating activities	(98,355)	(370,193)
Cash flows provided by (used in) investing activities:
Purchases of capital equipment	(19)	(56)
Net cash provided by (used in) investing activities	(19)	(56)
Cash flows provided by (used in) financing activities:
Issuance of common stock	92,421	190,913
Offering expenses	(1,201)	(2,074)
Retirement of employee shares, net	(4,878)	(5,469)
Distributions paid	(256,137)	(243,056)
Issuance of debt	1,866,562	1,664,362
Repayment of debt	(1,598,568)	(1,285,836)
Debt issuance costs	(7,973)	(11,076)
Fees paid for Credit Facilities	(750)	(3,445)
Net cash provided by (used in) financing activities	89,476	304,319
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,898)	(65,930)
Cash, cash equivalents and restricted cash at beginning of period	59,454	116,421
Cash, cash equivalents and restricted cash at end of period	$50,556	$50,491

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Interest paid	$85,519	$66,795
Income tax, including excise tax, paid	$5,801	$6,346
Distributions reinvested	$6,515	$6,799
(1)Excluded from the amounts presented are certain investment funding allocations of $500.1 million and $408.1 million, which were directly funded by the Adviser Funds (as defined in “Note 1 – Description of Business”) during the nine months ended September 30, 2026 and 2025, respectively. Refer to “Note 12 – Related Party Transactions” for additional information.
(2)Stock-based compensation includes $80 thousand and $106 thousand of restricted stock and option expense related to director compensation for the nine months ended September 30, 2026 and 2025, respectively.
The following table presents a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

(in thousands)	As of September 30,
	2026	2025
Cash and cash equivalents (1)	$48,331	$29,404
Restricted cash	2,225	21,087
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$50,556	$50,491
(1)The former foreign cash category has been consolidated into “Cash and cash equivalents”. Prior year amounts have been reclassified to conform to the current presentation.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Debt Investments
Application Software
Alchemer LLC	Senior Secured	May 2028	1-month SOFR + 7.89%, Floor rate 8.89%	$20,003	$19,829	$19,674	(13)(17)(18)
AlphaSense, Inc.	Senior Secured	June 2029	3-month SOFR + 6.25%, Floor rate 8.25%	$20,000	19,877	20,400	(11)
	Senior Secured	June 2029	1-month SOFR + 6.25% , Floor rate 8.25%	$37,128	37,128	37,871
Total AlphaSense, Inc.				$57,128	57,005	58,271
Annex Cloud	Senior Secured	September 2026	PIK Interest 3-month SOFR + 9.99%, Floor rate 10.99%	$3,325	3,325	3,036	(8)(26)(28)
Babel Street	Senior Secured	December 2027	3-month SOFR + 8.01%, Floor rate 9.01%	$64,845	64,258	63,953	(15)(17)(18)
Brain Corporation	Senior Secured	September 2028	Prime + 1.35%, Floor rate 9.85%, PIK Interest 2.50%, 3.95% Exit Fee	$33,460	33,787	34,012	(13)(14)
Ceros, Inc.	Senior Secured	June 2027	3-month SOFR + 8.99%, Floor rate 9.89%	$22,656	22,599	22,380	(18)
Chainalysis, Inc.	Senior Secured	June 2029	Prime + 2.95%, Floor rate 10.45%	$39,413	39,040	39,891
Dashlane, Inc.	Senior Secured	December 2027	Prime + 3.05%, Floor rate 11.55%, PIK Interest 1.10%, 4.95% Exit Fee	$43,369	44,640	45,081	(11)(13)(19)
DevRev, Inc.	Senior Secured	July 2029	Prime + 3.95%, Floor rate 10.70%, Cap rate 14.70%, 4.25% Exit Fee	$36,500	36,246	36,247
Distributed Creation Inc.	Senior Secured	April 2029	Prime + 3.00%, Floor rate 10.25%, 4.50% Exit Fee	$40,000	39,948	39,878	(11)
DocPlanner	Senior Secured	January 2030	Prime + 2.75%, Floor rate 9.75%, 4.25% Exit Fee	€68,200	70,406	77,535	(5)(10)
Earnix, Inc.	Senior Secured	June 2029	Prime - 1.15%, Floor rate 5.35%, PIK Interest 4.45%	$20,739	20,525	20,946	(11)(14)(17)
Funnel Holding AB (publ)	Senior Secured	October 2029	Prime + 0.60%, Floor rate 7.10%, Cap rate 8.60%, PIK Interest 3.00%, 2.25% Exit Fee	$21,500	21,337	21,339	(5)(10)(14)(17)(19)
iSpot.tv, Inc.	Senior Secured	January 2029	Prime + 2.25%, Floor rate 9.00%, PIK Interest 1.00%, 5.70% Exit Fee	$3,307	3,348	3,341	(14)(17)
	Senior Secured	January 2029	Prime + 1.40%, Floor rate 8.15%, PIK Interest 0.75%, 4.50% Exit Fee	$39,363	39,574	39,806	(12)(14)(17)
Total iSpot.tv, Inc.				$42,670	42,922	43,147
Khoros, LLC	Senior Secured	May 2030	FIXED 10.00%	$11,469	11,469	10,941
LinenMaster, LLC	Senior Secured	August 2029	1-month SOFR + 8.28%, Floor rate 9.28%	$11,500	11,234	11,500	(17)(18)
Loftware, Inc.	Senior Secured	March 2028	3-month SOFR + 7.75%, Floor rate 8.75%	$29,511	29,225	29,511	(17)(18)
Mango Technologies, Inc.	Senior Secured	August 2030	Prime + 2.25%, Floor rate 8.25%, 2.00% Exit Fee	$62,000	61,250	61,464	(12)(17)
Marigold Group, Inc.	Senior Secured	April 2028	3-month SOFR + 9.50%, Floor rate 10.50%	$45,739	45,308	44,520	(13)(14)(19)
micro1 Inc.	Senior Secured	June 2029	Prime + 3.50%, Floor rate 10.25%, 4.00% Exit Fee	$20,750	20,232	20,232	(6)(19)
Microblink LLC	Senior Secured	August 2027	3-month SOFR + 7.84%, Floor rate 8.84%	$5,000	4,929	4,929	(18)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$6,602	6,554	6,554	(11)(18)
Pindrop Security, Inc.	Senior Secured	June 2029	Prime + 3.50%, Floor rate 10.00%, 2.00% Exit Fee	$31,000	30,921	31,813	(15)(17)
Proven Optics, LLC	Senior Secured	December 2030	3-month SOFR + 7.30%, Floor rate 8.30%	$15,000	14,759	14,899	(17)(18)
Remodel Health Holdco, LLC	Senior Secured	December 2028	Prime + 2.35%, Floor rate 10.35%, 6.50% Exit Fee	$25,000	25,461	25,869	(6)(15)
Reveleer	Senior Secured	February 2027	Prime + 0.65%, Floor rate 9.15%, PIK Interest 2.00%, 5.60% Exit Fee	$50,819	52,977	52,977	(6)(14)(15)
Sisense Ltd.	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.50%, PIK Interest 1.95%, 5.95% Exit Fee	$26,744	28,054	27,070	(5)(10)(14)
Smartsheet Inc.	Senior Secured	January 2031	3-month SOFR + 5.25%, Floor rate 6.00%	$46,785	46,056	47,370	(17)
Snappt, Inc.	Senior Secured	April 2029	Prime + 2.35%, Floor rate 8.85%, PIK Interest 1.00%, 4.25% Exit Fee	$22,049	22,155	21,646	(6)(14)(15)
Suzy, Inc.	Senior Secured	June 2028	Prime - 2.00%, Floor rate 5.00%, PIK Interest 6.95%, 3.45% Exit Fee	$22,986	23,314	13,209	(6)(14)(15)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Tipalti Solutions Ltd.	Senior Secured	April 2029	Prime + 0.45%, Floor rate 6.45%, PIK Interest 2.30%	$73,767	$73,488	$72,775	(14)(16)(17)
	Senior Secured	April 2029	Prime + 0.45%, Floor rate 6.45%, PIK Interest 2.30%, 3.75% Exit Fee	$43,426	43,762	44,052	(14)(16)(17)
Total Tipalti Solutions Ltd.				$117,193	117,250	116,827
Ushur, Inc.	Senior Secured	June 2028	Prime + 2.20%, Floor rate 9.20%, 5.95% Exit Fee	$14,150	14,200	13,949	(6)(15)
Zappi, Inc.	Senior Secured	December 2027	6-month SOFR + 8.03%, Floor rate 9.03%	$12,504	12,411	12,449	(5)(10)(13)(17)(18)
ZeroEyes, Inc.	Senior Secured	May 2030	Prime + 2.00%, Floor rate 9.50%, PIK Interest 2.00%, 1.50% Exit Fee	$21,182	20,926	20,513	(6)(14)(15)
Subtotal: Application Software (47.90%)*					1,114,552	1,113,632
Biotechnology Tools
Antheia, Inc.	Senior Secured	August 2029	Prime + 2.85%, Floor rate 10.35%, 5.55% Exit Fee	$21,250	20,323	20,059	(11)
NorthStar Medical Technologies, LLC	Senior Secured	October 2030	Prime + 3.10%, Floor rate 9.35%, Cap rate 10.35%, 5.45% Exit Fee	$48,750	48,237	48,237	(6)
Subtotal: Biotechnology Tools (2.94%)*					68,560	68,296
Communications & Networking
Aryaka Networks, Inc.	Senior Secured	December 2028	Prime + 1.80%, Floor rate 9.30%, PIK Interest 1.25%, 5.68% Exit Fee	$28,541	29,214	23,670	(12)(14)
Tarana Wireless, Inc.	Senior Secured	March 2030	Prime + 4.00%, Floor rate 10.75%, 3.95% Exit Fee	$10,000	9,893	9,963	(6)(19)
Subtotal: Communications & Networking (1.45%)*					39,107	33,633
Consumer & Business Products
Tonal Systems, Inc.	Senior Secured	March 2029	Prime + 4.25%, Floor rate 11.00%, 4.25% Exit Fee	$19,000	18,923	19,171	(19)
Weee! Inc.	Senior Secured	April 2028	Prime + 2.25%, Floor rate 9.75%, 2.50% Exit Fee	$20,000	20,001	19,877	(11)(17)
Subtotal: Consumer & Business Products (1.68%)*					38,924	39,048
Consumer & Business Services
Andesa Services, Inc.	Senior Secured	March 2031	1-month SOFR + 7.80%, Floor rate 8.80%	$10,931	10,707	10,720	(17)(18)
AppDirect, Inc.	Senior Secured	September 2029	Prime + 2.05%, Floor rate 8.55%, PIK Interest 1.00%, 4.70% Exit Fee	$65,022	64,863	64,562	(14)
Carwow LTD	Senior Secured	December 2027	Prime + 4.70%, Floor rate 11.45%, PIK Interest 1.45%, 4.95% Exit Fee	£20,892	29,122	28,391	(5)(10)(14)
GoEuro Travel GmbH	Senior Secured	November 2029	Prime + 3.45%, Floor rate 10.45%, 4.50% Exit Fee	$58,036	58,371	58,410	(5)(10)
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 12.00%	$31,611	31,611	30,316	(9)(14)
Jobandtalent USA, Inc.	Senior Secured	October 2028	1-month SOFR + 3.50%, Floor rate 4.50%, PIK Interest 3.25%, 10.47% Exit Fee	$14,652	15,466	10,166	(5)(8)(10)(14)
	Senior Secured	October 2028	1-month SOFR + 1.00%, Floor rate 1.00%, PIK Interest 9.00%	$1,094	1,094	1,094	(5)(10)(14)
Total Jobandtalent USA, Inc.				$15,746	16,560	11,260
Nerdy Inc.	Senior Secured	November 2029	Prime + 3.50%, Floor rate 10.75%, 7.50% Exit Fee	$21,000	20,990	20,781
Peek Travel, Inc.	Senior Secured	October 2028	Prime + 1.75%, Floor rate 9.25%, PIK Interest 1.00%, 4.95% Exit Fee	$26,409	26,306	25,986	(14)
Perk International Holdings Ltd	Senior Secured	May 2031	3-month SOFR + 7.00%, Floor rate 9.50%	$14,938	14,651	14,651	(5)(10)(17)
Provi	Senior Secured	December 2027	Prime + 4.40%, Floor rate 10.65%, 3.00% Exit Fee	$14,160	14,315	14,311	(15)
Riviera Partners LLC	Senior Secured	March 2028	3-month SOFR + 8.28%, Floor rate 9.28%	$35,850	35,660	35,850	(18)
RVShare, LLC	Senior Secured	December 2026	3-month SOFR + 9.50%, Floor rate 10.50%	$25,809	25,797	25,797	(13)(14)(15)
Skyword, Inc.	Senior Secured	November 2027	Prime + 2.75%, Floor rate 9.25%, PIK Interest 1.75%, 5.50% Exit Fee	$6,306	6,640	6,486	(13)(14)
Tectura Corporation	Senior Secured	January 2027	FIXED 8.25%	$8,250	8,250	8,250	(7)
Subtotal: Consumer & Business Services (15.30%)*					363,843	355,771

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Cybersecurity(27)
Akeyless Security Ltd.	Senior Secured	August 2028	Prime + 4.00%, Floor rate 11.00%, 2.95% Exit Fee	$15,000	$14,918	$14,981	(5)(10)
Coronet Cyber Security Ltd.	Senior Secured	October 2028	Prime + 2.90%, Floor rate 9.40%	$7,464	7,395	7,205
DNSFilter, Inc.	Senior Secured	October 2028	Prime + 2.15%, Floor rate 8.65%, PIK Interest 0.75%, 4.95% Exit Fee	$7,540	7,545	7,551	(14)(17)(19)
Expel, Inc.	Senior Secured	April 2029	Prime + 3.90%, Floor rate 10.65%, 2.00% Exit Fee	$11,000	10,934	10,773	(17)
LogRhythm, Inc.	Senior Secured	July 2029	3-month SOFR + 7.50%, Floor rate 8.50%	$26,609	26,139	15,236	(14)
	Senior Secured	October 2026	3-month SOFR + 5.50%, Floor rate 6.50%	$438	438	438
Total LogRhythm, Inc.				$27,047	26,577	15,674
Morphisec Information Security 2014 Ltd.	Senior Secured	October 2027	Prime + 3.45%, Floor rate 11.70%, 5.95% Exit Fee	$11,435	11,848	11,642	(5)(10)
Semperis Technologies Inc.	Senior Secured	April 2029	Prime - 1.75%, Floor rate 6.75%, PIK Interest 3.25%	$24,099	23,939	24,014	(11)(14)(19)
	Senior Secured	April 2029	Prime - 0.50%, Floor rate 8.00%, PIK Interest 3.85%	$34,818	34,437	34,553	(14)(19)
	Senior Secured	April 2029	Prime + 2.50%, Floor rate 9.00%, PIK Interest 1.50%	$24,892	24,661	24,921	(14)(19)
Total Semperis Technologies Inc.				$83,809	83,037	83,488
Sumo Logic, Inc.	Senior Secured	May 2030	3-month SOFR + 6.50%, Floor rate 7.50%	$23,943	23,591	23,078	(14)(17)
Zimperium, Inc.	Senior Secured	May 2027	3-month SOFR + 8.10%, Floor rate 9.10%	$17,696	17,634	17,634	(17)(18)
	Senior Secured	May 2027	3-month SOFR + 5.39%, Floor rate 6.39%	$1,766	1,756	1,756	(17)(18)
Total Zimperium, Inc.				$19,462	19,390	19,390
Subtotal: Cybersecurity (8.34%)*					205,235	193,782
Defense Technologies
Allen Control Systems Inc.	Senior Secured	September 2030	Prime + 3.25%, Floor rate 9.50%, 3.50% Exit Fee	$14,583	14,149	14,149	(19)
Hermeus Corporation	Senior Secured	March 2030	Prime + 2.75%, Floor rate 10.00%, PIK Interest 1.00%, 4.50% Exit Fee	$15,768	15,348	15,520	(11)(14)(17)
Saronic Technologies, Inc.	Senior Secured	June 2030	Prime + 2.50%, Floor rate 9.00%, 2.00% Exit Fee	$115,914	114,277	119,391	(6)(15)(16)(17)
Shield AI, Inc.	Senior Secured	February 2029	Prime + 0.85%, Floor rate 6.85%, Cap rate 9.60%, PIK Interest 2.50%, 2.50% Exit Fee	$148,122	148,415	151,660	(12)(14)(16)
Subtotal: Defense Technologies (12.94%)*					292,189	300,720
Diversified Financial Services
Gibraltar Acquisition LLC	Unsecured	July 2029	FIXED 11.50%	$28,805	28,486	28,486	(7)(14)(20)
	Unsecured	July 2029	FIXED 11.95%	$10,000	9,871	9,871	(7)(20)
Total Gibraltar Acquisition LLC				$38,805	38,357	38,357
Hercules Adviser LLC	Unsecured	March 2027	FIXED 6.75%	$8,000	8,000	8,000	(7)(23)
Subtotal: Diversified Financial Services (1.99%)*					46,357	46,357
Drug Discovery & Development
4D Molecular Therapeutics, Inc.	Senior Secured	June 2031	Prime + 2.00%, Floor rate 8.75%, Cap rate 9.50%, 6.50% Exit Fee	$14,200	14,111	14,111	(6)(10)(17)
Altimmune, Inc.	Senior Secured	June 2029	Prime + 2.45%, Floor rate 9.70%, 6.25% Exit Fee	$17,500	17,701	17,800	(6)(10)(15)
Arcus Biosciences, Inc.	Senior Secured	September 2030	Prime - 0.05%, Floor rate 8.45%, PIK Interest 2.20%, 9.00% Exit Fee	$76,981	78,337	81,786	(6)(10)(11)(14)(15)
Beren Therapeutics P.B.C.	Senior Secured	October 2029	Prime + 2.45%, Floor rate 9.95%, 5.25% Exit Fee	$17,250	17,080	16,936	(6)(11)
Braeburn, Inc.	Senior Secured	October 2028	Prime + 3.00%, Floor rate 10.50%, PIK Interest 0.25%, 5.45% Exit Fee	$53,735	55,118	56,524	(14)
COMPASS Pathways plc	Senior Secured	January 2031	Prime + 2.75%, Floor rate 9.75%, 7.75% Exit Fee	$42,500	42,758	43,833	(5)(10)(11)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Disc Medicine, Inc.	Senior Secured	December 2029	Prime + 1.75%, Floor rate 8.25%, 6.75% Exit Fee	$34,000	$34,377	$35,726	(6)(10)(15)(17)
Dyne Therapeutics, Inc.	Senior Secured	July 2030	Prime + 2.45%, Floor rate 9.95%, 5.50% Exit Fee	$125,615	125,751	128,465	(6)(10)(12)(15)(16)
enGene Therapeutics Inc. (p.k.a. enGene, Inc.)	Senior Secured	January 2030	Prime + 2.25%, Floor rate 9.25%, Cap rate 10.25%, 5.95% Exit Fee	$17,500	18,032	18,079	(5)(10)
Heron Therapeutics, Inc.	Senior Secured	September 2030	Prime + 1.95%, Floor rate 9.45%, PIK Interest 1.00%, 6.50% Exit Fee	$68,316	68,668	68,264	(14)(15)
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 6.05% Exit Fee	$5,500	5,763	5,882	(10)(15)
Lexicon Pharmaceuticals, Inc.	Senior Secured	May 2030	Prime + 3.10%, Floor rate 9.85%, 6.25% Exit Fee	$38,875	38,384	38,384	(6)(10)(12)
Maze Therapeutics, Inc.	Senior Secured	February 2031	Prime + 0.95%, Floor rate 7.95%, 6.45% Exit Fee	$27,000	26,954	27,588	(6)(10)(11)(17)
MoonLake Immunotherapeutics	Senior Secured	April 2030	Prime + 1.45%, Floor rate 8.45%, 6.95% Exit Fee	$46,000	46,382	47,397	(5)(10)
NorthSea Therapeutics	Convertible Debt	June 2027	FIXED 6.00%	$473	473	473	(5)(9)(10)
Phathom Pharmaceuticals, Inc.	Senior Secured	February 2029	Prime + 3.10%, Floor rate 9.85%, 2.00% Exit Fee	$131,832	131,312	133,179	(6)(10)(12)(16)(22)
Replimune Group, Inc.	Senior Secured	October 2029	Prime + 1.75%, Floor rate 8.50%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$67,970	69,288	70,118	(10)(12)(13)(14)(17)
Rocket Pharmaceuticals, Inc.	Senior Secured	October 2030	Prime + 2.40%, Floor rate 9.15%, 5.95% Exit Fee	$26,250	25,563	25,563	(6)(10)(17)
Savara, Inc.	Senior Secured	April 2030	Prime + 1.45%, Floor rate 7.45%, 6.95% Exit Fee	$21,450	21,815	22,245	(6)(10)(15)
SynOx Therapeutics Limited	Senior Secured	May 2028	Prime + 1.40%, Floor rate 9.90%, 7.25% Exit Fee	$10,500	10,662	10,741	(5)(10)(11)
Tenpoint Therapeutics Limited	Senior Secured	October 2029	Prime + 2.90%, Floor rate 10.40%, 6.65% Exit Fee	$18,750	18,833	18,367	(5)(10)(11)
uniQure B.V.	Senior Secured	October 2030	Prime + 2.45%, Floor rate 9.45%, 6.75% Exit Fee	$27,500	27,728	28,404	(5)(10)(11)
X4 Pharmaceuticals, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 10.15%, 4.00% Exit Fee	$32,500	33,529	34,125	(11)(12)(13)
	Senior Secured	July 2027	Prime + 3.15%, Floor rate 10.15%, 3.50% Exit Fee	$42,500	43,717	44,413	(12)(13)
Total X4 Pharmaceuticals, Inc.				$75,000	77,246	78,538
Subtotal: Drug Discovery & Development (42.52%)*					972,336	988,403
Electronics & Computer Hardware
Locus Robotics Corp.	Senior Secured	December 2028	Prime + 3.00%, Floor rate 9.50%, 4.00% Exit Fee	$65,000	65,694	65,831	(6)(11)(12)(15)
Subtotal: Electronics & Computer Hardware (2.83%)*					65,694	65,831
Energy Technologies(27)
Antares Nuclear, Inc.	Senior Secured	September 2030	Prime + 2.75%, Floor rate 9.50%, 1.00% Exit Fee	$4,219	4,090	4,090	(17)
	Senior Secured	September 2030	Prime + 2.75%, Floor rate 9.50%, 1.00% Exit Fee	$469	454	454	(17)(29)
Total Antares Nuclear, Inc.				$4,688	4,544	4,544
Electric Hydrogen Co.	Senior Secured	May 2028	Prime + 2.25%, Floor rate 10.75%, PIK Interest 1.25%, 5.75% Exit Fee	$12,891	13,088	12,971	(14)(15)(19)
	Senior Secured	May 2028	Prime + 2.25%, Floor rate 10.75%, PIK Interest 1.25%, 7.45% Exit Fee	$17,777	18,179	18,015	(14)(15)(19)
Total Electric Hydrogen Co.				$30,668	31,267	30,986
Renew Home, LLC	Senior Secured	March 2030	Prime + 3.00%, Floor rate 9.25%, 5.00% Exit Fee	$4,000	4,012	4,020	(17)(19)
Valar Atomics Inc.	Senior Secured	August 2029	Prime + 4.35%, Floor rate 11.10%	$19,444	19,218	19,218	(29)
Subtotal: Energy Technologies (2.53%)*					59,041	58,768
Financial Technologies(27)
Finix Payments, Inc.	Senior Secured	December 2029	Prime + 2.50%, Floor rate 9.25%, 4.25% Exit Fee	$24,500	24,294	24,400	(6)(17)
Subtotal: Financial Technologies (1.05%)*					24,294	24,400

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Healthcare Services, Other
Belong Health, Inc.	Senior Secured	November 2029	Prime + 2.25%, Floor rate 9.75%, 5.45% Exit Fee	$11,250	$11,097	$11,094	(6)(17)
Blue Sprig Pediatrics, Inc.	Senior Secured	May 2029	1-month SOFR + 7.75%, Floor rate 10.75%, 3.50% Exit Fee	$67,500	66,918	65,677	(11)(12)(13)
ChenMed, LLC	Senior Secured	May 2030	Prime + 2.45%, Floor rate 9.45%, 3.75% Exit Fee	$130,000	129,058	129,351	(16)(17)
Connections Health Holdings, LLC	Senior Secured	May 2030	Prime + 1.20%, Floor rate 7.95%, PIK Interest 1.00%, 6.95% Exit Fee	$7,521	7,391	7,391	(6)(14)(17)
Consensus Intermediate Holdco, LLC	Senior Secured	June 2030	Prime + 3.20%, Floor rate 9.95%, 3.95% Exit Fee	$14,000	13,883	13,883	(6)
Curana Health Holdings, LLC	Senior Secured	October 2029	Prime + 1.45%, Floor rate 9.20%, 7.45% Exit Fee	$60,750	61,810	62,210	(13)(19)
Ennoble Care LLC	Senior Secured	February 2030	Prime + 2.60%, Floor rate 10.35%, 7.95% Exit Fee	$60,000	59,985	60,573	(6)(15)
Equality Health, LLC	Senior Secured	February 2028	Prime + 5.85%, Floor rate 9.50%, PIK Interest 1.95%	$73,018	72,684	71,989	(11)(12)(14)
Main Street Rural, Inc.	Senior Secured	July 2027	Prime + 1.95%, Floor rate 9.95%, 6.85% Exit Fee	$73,500	76,682	76,682	(12)(13)(15)
Marathon Health, LLC	Senior Secured	February 2029	Prime + 0.25%, Floor rate 8.25%, PIK Interest 2.25%, 3.00% Exit Fee	$185,989	187,183	186,736	(14)(16)(17)
NeueHealth, Inc.	Senior Secured	June 2028	Prime + 3.65%, Floor rate 12.15%, 2.50% Exit Fee	$89,376	87,784	87,191	(12)(14)
Octave Health Group, Inc.	Senior Secured	October 2029	Prime + 2.70%, Floor rate 9.95%, 5.35% Exit Fee	$12,500	12,365	12,397	(6)
Strive Health Holdings, LLC	Senior Secured	August 2029	Prime + 1.05%, Floor rate 9.55%, 5.95% Exit Fee	$36,000	36,234	36,407	(12)(15)
The Good Health Group, LLC	Senior Secured	June 2030	Prime + 3.45%, Floor rate 10.20%, 5.95% Exit Fee	$18,125	18,008	18,008
Tungsten Health Holdings, LLC	Senior Secured	December 2029	Prime + 1.00%, Floor rate 8.50%, Cap rate 9.00%, PIK Interest 1.25%, 8.35% Exit Fee	$23,711	23,644	23,879	(14)
WellBe Senior Medical, LLC	Senior Secured	May 2029	Prime + 2.00%, Floor rate 9.00%, PIK Interest 1.40%, 6.75% Exit Fee	$33,722	34,277	33,869	(14)(15)
Subtotal: Healthcare Services, Other (38.60%)*					899,003	897,337
Healthcare Technology & Digital Health(27)
CollectiveHealth, Inc.	Senior Secured	February 2030	Prime + 3.50%, Floor rate 10.25%, 3.95% Exit Fee	$10,125	10,068	9,861	(17)
Elation Health, Inc.	Senior Secured	April 2029	Prime + 1.75%, Floor rate 9.25%, PIK Interest 1.30%, 3.95% Exit Fee	$21,257	21,062	21,240	(11)(14)(17)(19)
Imagen Technologies, Inc.	Senior Secured	November 2028	Prime + 1.55%, Floor rate 9.05%, PIK Interest 1.00%, 3.95% Exit Fee	$7,558	7,529	7,607	(6)(14)
Modern Life, Inc.	Senior Secured	February 2029	Prime + 2.75%, Floor rate 10.25%, 5.00% Exit Fee	$18,429	18,711	18,605	(13)
Saama Technologies, LLC	Senior Secured	July 2027	Prime + 0.70%, Floor rate 8.95%, PIK Interest 2.00%, 3.45% Exit Fee	$24,408	24,850	24,850	(12)(14)
SonderMind Inc.	Senior Secured	July 2030	Prime + 2.75%, Floor rate 9.50%, 4.95% Exit Fee	$29,490	29,256	29,256	(6)(11)(17)
Streamline Healthcare Solutions	Senior Secured	June 2030	3-month SOFR + 7.30%, Floor rate 8.30%	$22,260	21,743	21,914	(6)(11)(13)(15)(17) (18)
Subtotal: Healthcare Technology & Digital Health (5.74%)*					133,219	133,333
Manufacturing Technology
VulcanForms Inc.	Senior Secured	January 2028	Prime + 4.25%, Floor rate 11.25%, 4.25% Exit Fee	$20,000	20,313	21,050	(11)(19)
	Senior Secured	February 2029	Prime + 0.00%, Floor rate 6.75%, 9.00% Exit Fee	$16,240	16,230	17,702	(29)
Total VulcanForms Inc.				$36,240	36,543	38,752
Subtotal: Manufacturing Technology (1.67%)*					36,543	38,752
Medical Devices & Equipment
Cognito Therapeutics Group, Inc.	Senior Secured	January 2030	Prime + 2.70%, Floor rate 9.95%, 5.75% Exit Fee	$3,500	3,392	3,374	(6)
Orchestra BioMed Holdings, Inc.	Senior Secured	November 2028	Prime + 2.00%, Floor rate 9.50%, 6.35% Exit Fee	$15,000	15,274	15,408	(6)(15)
restor3d, Inc.	Senior Secured	October 2031	Prime + 2.65%, Floor rate 9.15%, 3.45% Exit Fee	$18,750	18,541	18,541	(6)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Senseonics Holdings, Inc.	Senior Secured	August 2029	Prime + 2.40%, Floor rate 9.90%, 13.40% Exit Fee	$30,625	$32,189	$32,696	(11)(12)
	Senior Secured	August 2029	Prime + 2.40%, Floor rate 9.90%, 6.45% Exit Fee	$15,500	15,382	15,592	(10)(12)
Total Senseonics Holdings, Inc.				$46,125	47,571	48,288
Sight Sciences, Inc.	Senior Secured	July 2028	Prime + 2.35%, Floor rate 10.35%, 5.95% Exit Fee	$28,000	28,837	29,051	(6)(12)
Subtotal: Medical Devices & Equipment (4.93%)*					113,615	114,662
Space Technologies
LeoLabs, Inc.	Senior Secured	April 2030	Prime + 2.90%, Floor rate 9.65%, PIK Interest 0.95%, 3.50% Exit Fee	$6,625	6,559	6,559	(14)(17)
Loft Orbital Solutions Inc.	Senior Secured	December 2029	Prime + 1.75%, Floor rate 8.75%, PIK Interest 1.00%, 3.45% Exit Fee	$9,657	9,493	9,609	(14)(17)(19)
Stoke Space Technologies, Inc.	Senior Secured	May 2029	Prime + 1.00%, Floor rate 7.50%, PIK Interest 2.00%, 5.25% Exit Fee	$28,720	28,514	29,095	(6)(14)(15)
Subtotal: Space Technologies (1.95%)*					44,566	45,263
Sustainable and Renewable Technology
Tidal Vision Products, Inc.	Senior Secured	October 2028	Prime + 2.45%, Floor rate 9.70%, 3.45% Exit Fee	$7,500	7,240	7,332	(6)(17)
Subtotal: Sustainable and Renewable Technology (0.32%)*					7,240	7,332
System Software
ControlUp, Inc.	Senior Secured	January 2031	Prime + 0.25%, Floor rate 6.75%, PIK Interest 2.00%, 3.00% Exit Fee	$10,135	10,069	10,129	(14)(17)
CoreView USA, Inc.	Senior Secured	January 2029	Prime + 2.75%, Floor rate 9.25%, 4.95% Exit Fee	$25,000	25,307	25,546	(6)
	Senior Secured	January 2029	Prime + 2.50%, Floor rate 9.00%, 4.95% Exit Fee	$10,000	9,897	10,112
Total CoreView USA, Inc.				$35,000	35,204	35,658
Neo4j, Inc.	Senior Secured	April 2030	Prime + 2.60%, Floor rate 9.10%, 3.50% Exit Fee	$9,000	8,910	8,990	(17)
New Relic, Inc.	Senior Secured	November 2030	3-month SOFR + 6.75%, Floor rate 7.75%	$21,890	21,517	21,633	(17)
PayIt, LLC	Senior Secured	December 2028	Prime + 1.45%, Floor rate 7.95%, PIK Interest 1.50%, 5.00% Exit Fee	$26,569	26,783	26,700	(6)(14)(15)(17)(19)
	Senior Secured	December 2028	Prime + 3.00%, Floor rate 10.25%, PIK Interest 1.50%, 5.00% Exit Fee	$2,813	2,796	2,817	(14)(15)(17)(19)
Total PayIt, LLC				$29,382	29,579	29,517
Scylla DB Ltd.	Senior Secured	July 2029	Prime + 3.00%, Floor rate 10.50%, 0.75% Exit Fee	$15,000	14,856	14,730	(5)(10)
Subtotal: System Software (5.19%)*					120,135	120,657
Total: Debt Investments (199.85%)*					$4,644,453	$4,645,977

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Equity Investments
Application Software
Annex Cloud	Equity	7/10/2026	Common Units	175,211	$7,359	$—	(28)
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	3,058	3,058	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	—
Khoros, LLC	Equity	5/23/2025	Earnout Interest	N/A	5,242	—	(24)
Leapwork ApS	Equity	8/25/2023	Preferred Series B2	183,073	250	90	(5)(10)
micro1 Inc.	Equity	6/26/2026	SAFE	N/A	1,813	1,813	(25)
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	2,477	(4)
Subtotal: Application Software (0.32%)*					22,627	7,438

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Biotechnology Tools
Alamar Biosciences, Inc.	Equity	2/21/2024	Common Stock	208,344	$1,500	$7,098	(4)
Subtotal: Biotechnology Tools (0.31%)*					1,500	7,098
Consumer & Business Products
Fabletics, Inc.	Equity	4/30/2010	Common Stock	42,989	128	11
	Equity	7/16/2013	Preferred Series B	130,191	1,101	115
Total Fabletics, Inc.				173,180	1,229	126
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	12,260	433	13	(4)
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	172,328	13	176
Subtotal: Consumer & Business Products (0.01%)*					1,675	315
Consumer & Business Services
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	216,073	1,151	828	(5)(10)
Jobandtalent USA, Inc.	Equity	2/11/2025	Preferred Series F	47,754	563	—	(5)(10)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	1,512	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	6,666	1,000	54	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	302
	Equity	10/25/2016	Preferred Series A-1	108,710	632	115
Total OfferUp, Inc.				394,790	2,295	417
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	39	—
Rhino Labs, Inc.	Equity	1/24/2022	Common Stock	7,063	1,000	—
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	—	(7)
	Equity	6/6/2016	Preferred Series BB	1,000,000	—	—	(7)
	Equity	12/29/2023	Preferred Series C	3,235,298	13,263	1,522	(7)
Total Tectura Corporation				419,230,161	14,163	1,522
Subtotal: Consumer & Business Services (0.19%)*					25,474	4,333
Cybersecurity(27)
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	4,077
	Equity	8/24/2017	Preferred Series 3	93,620	300	850
Total Druva Holdings, Inc.				552,461	1,300	4,927
Subtotal: Cybersecurity (0.21%)*					1,300	4,927
Defense Technologies
Saronic Technologies, Inc.	Equity	3/27/2026	Preferred Series D	154,854	4,250	4,662	(16)
Shield AI, Inc.	Equity	2/7/2025	Preferred Series F1	28,900	2,250	2,825	(16)
Subtotal: Defense Technologies (0.32%)*					6,500	7,487
Diversified Financial Services
Gibraltar Acquisition LLC	Equity	3/1/2018	Member Units	1	31,456	23,779	(7)(20)
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	14,183	41,942	(7)(23)
Subtotal: Diversified Financial Services (2.83%)*					45,639	65,721

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Drug Delivery
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	680	$1,500	$2	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	—
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	2	(4)
Talphera, Inc.	Equity	12/10/2018	Common Stock	8,836	1,329	10	(4)
Subtotal: Drug Delivery (0.00%)*					3,638	14
Drug Discovery & Development
Arcus Biosciences, Inc.	Equity	2/19/2025	Common Stock	204,545	2,250	5,283	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	42	1,000	1	(4)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	361	(4)(5)(10)
Daré Bioscience, Inc.	Equity	1/8/2015	Common Stock	1,129	1,000	1	(4)
Dyne Therapeutics, Inc.	Equity	7/2/2025	Common Stock	169,697	1,400	2,734	(4)(10)(16)
Heron Therapeutics, Inc.	Equity	7/25/2023	Common Stock	364,963	500	114	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	176	(15)
Kura Oncology, Inc.	Equity	6/16/2023	Common Stock	47,826	550	512	(4)(10)
Maze Therapeutics, Inc.	Equity	4/23/2026	Common Stock	87,500	2,056	2,378	(4)(10)
MoonLake Immunotherapeutics	Equity	11/6/2025	Common Stock	95,500	1,002	1,117	(4)(5)(10)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	563	(5)(10)
Phathom Pharmaceuticals, Inc.	Equity	6/9/2023	Common Stock	147,233	1,730	1,075	(4)(10)(16)
Rafael Holdings, Inc.	Equity	4/6/2021	Common Stock	48	42	—	(4)(10)
Rocket Pharmaceuticals, Inc.	Equity	8/22/2007	Common Stock	944	1,500	3	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	57	(4)
uniQure B.V.	Equity	1/31/2019	Common Stock	34,208	1,107	827	(4)(5)(10)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	1,740
	Equity	10/31/2022	Preferred Series C	170,102	1,000	920
Total Valo Health, LLC				680,410	4,000	2,660
Verge Analytics, Inc.	Equity	9/6/2023	Preferred Series C	208,588	1,500	—
	Equity	7/2/2025	SAFE	N/A	103	103	(25)
Total Verge Analytics, Inc.				208,588	1,603	103
Viridian Therapeutics, Inc.	Equity	11/6/2023	Common Stock	32,310	400	665	(4)(10)
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	52,202	2,945	151	(4)
Subtotal: Drug Discovery & Development (0.81%)*					31,409	18,781
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	378
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	811
Subtotal: Electronics & Computer Hardware (0.05%)*					2,150	1,189
Financial Technologies(27)
Hypercore Inc.	Equity	1/22/2026	Preferred Series A-II	231,938	400	378

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Oportun	Equity	6/28/2013	Common Stock	48,365	$577	$394	(4)
Worldremit Group Limited	Equity	6/24/2024	Preferred Series X	9,737	922	515	(5)(10)
Subtotal: Financial Technologies (0.06%)*					1,899	1,287
Healthcare Services, Other
Curana Health Holdings, LLC	Equity	5/13/2024	Class B Voting Common Units	1,114,380	2,500	3,335
	Equity	3/26/2026	Class C Non Voting Common Units	59,697	197	241
Total Curana Health Holdings, LLC				1,174,077	2,697	3,576
Main Street Rural, Inc.	Equity	10/28/2024	Preferred Series D	993	1,750	2,217
NH Holdings 2025 SPV, L.P.	Equity	6/21/2024	Common Units	669,494	2,551	546
Strive Health Holdings, LLC	Equity	6/27/2025	Common Units	82,043	599	962
WellBe Senior Medical, LLC	Equity	6/10/2024	Common Units	181,163	1,600	3,086
Subtotal: Healthcare Services, Other (0.45%)*					9,197	10,387
Healthcare Technology & Digital Health(27)
Click Therapeutics, Inc.	Equity	5/20/2024	Common Stock	560,000	1,662	2,233	(15)
DNAnexus, Inc.	Equity	3/21/2014	Preferred Series C	51,948	97	15
Verana Health, Inc.	Equity	7/8/2021	Common Stock	23,814	2,000	—
Subtotal: Healthcare Technology & Digital Health (0.10%)*					3,759	2,248
Information Services
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	3,759
Subtotal: Information Services (0.16%)*					3,825	3,759
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	—	(7)
	Equity	10/15/2021	Preferred Series A-2	5,000,000	250	180	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	180
Orchestra BioMed Holdings, Inc.	Equity	8/4/2025	Common Stock	363,636	1,000	2,262	(4)
Subtotal: Medical Devices & Equipment (0.11%)*					1,250	2,442
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	59
	Equity	6/26/2015	Preferred Series D-2	497,767	7	181
Total Achronix Semiconductor Corporation				775,762	167	240
Subtotal: Semiconductors (0.01%)*					167	240
Space Technologies
Planet Labs PBC	Equity	1/13/2026	Common Stock	60,496	1,527	992	(4)(10)
Stoke Space Technologies, Inc.	Equity	9/23/2025	Preferred Series D	43,867	1,406	3,684
	Equity	2/6/2026	Preferred Series D-2	28,168	1,407	2,511
	Equity	8/19/2026	Preferred Series E	11,779	1,406	1,365
Total Stoke Space Technologies, Inc.				83,814	4,219	7,560
Subtotal: Space Technologies (0.37%)*					5,746	8,552

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Sustainable and Renewable Technology
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	$2,000	$89
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	377
SUNation Energy, Inc.	Equity	12/10/2020	Common Stock	3	3,153	—	(4)
Subtotal: Sustainable and Renewable Technology (0.02%)*					10,153	466
System Software
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	150
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	—
Subtotal: System Software (0.01%)*					4,549	150
Total: Equity Investments (6.32%)*					$182,457	$146,834
Warrant Investments
Application Software
Annex Cloud	Warrant	6/5/2025	Common Units	185,185	$—	$—	(28)
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	448	144
Brain Corporation	Warrant	10/4/2021	Common Stock	435,396	215	67
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	26	35	(5)(10)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	770,838	461	810
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	19
DevRev, Inc.	Warrant	6/8/2026	Preferred Series A	314,825	47	78
Distributed Creation Inc.	Warrant	4/21/2025	Common Stock	104,622	180	242
Earnix, Inc.	Warrant	6/6/2024	Common Stock	20,762	220	334
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	—
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	94
Funnel Holding AB (publ)	Warrant	10/24/2025	Common Stock	554,725	51	47	(5)(10)
Kore.ai, Inc.	Warrant	3/31/2023	Preferred Series C	64,293	208	46
Leapwork ApS	Warrant	1/23/2023	Common Stock	93,211	39	12	(5)(10)
Mango Technologies, Inc.	Warrant	8/15/2025	Common Stock	71,298	377	284	(12)
micro1 Inc.	Warrant	5/20/2026	Common Stock	37,299	369	441	(6)
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	250
Pindrop Security, Inc.	Warrant	6/26/2024	Common Stock	134,542	494	370	(15)
Sisense Ltd.	Warrant	6/8/2023	Ordinary Shares	321,956	174	2	(5)(10)
Suzy, Inc.	Warrant	8/24/2023	Common Stock	292,936	367	—	(6)(15)
Tipalti Solutions Ltd.	Warrant	3/22/2023	Ordinary Shares	509,753	360	187	(10)(16)
	Warrant	3/27/2025	Ordinary Shares	473,266	136	35	(16)
Total Tipalti Solutions Ltd.				983,019	496	222
Ushur, Inc.	Warrant	6/5/2025	Common Stock	1,603,911	265	71	(6)(15)
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	2

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	$1,275	$—	(15)
ZeroEyes, Inc.	Warrant	5/6/2025	Common Stock	33,750	140	29	(6)(15)
Subtotal: Application Software (0.15%)*					7,196	3,599
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Common Stock	31,251	36	637	(4)
Antheia, Inc.	Warrant	8/29/2025	Common Stock	2,023,810	1,601	3,402
Subtotal: Biotechnology Tools (0.17%)*					1,637	4,039
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	486,097	242	—	(12)
Tarana Wireless, Inc.	Warrant	3/20/2026	Common Stock	827,622	43	19	(6)
Subtotal: Communications & Networking (0.00%)*					285	19
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	17	2,024
Subtotal: Consumer & Business Products (0.09%)*					245	2,024
Consumer & Business Services
Altumint, Inc.	Warrant	10/31/2024	Common Stock	1,701	127	24	(15)
AppDirect, Inc.	Warrant	9/22/2025	Common Stock	104,173	254	82
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	134	(5)(10)
	Warrant	2/13/2024	Preferred Series D-4	109,257	20	34	(5)(10)
Total Carwow LTD				283,420	184	168
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	20	—
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	1	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	—
Peek Travel, Inc.	Warrant	10/28/2025	Common Stock	60,169	157	79
Perk Group Inc.	Warrant	5/13/2026	Common Stock	17,372	207	207
Plentific Ltd	Warrant	10/3/2023	Ordinary Shares	27,298	60	35	(5)(10)
Provi	Warrant	12/22/2022	Common Stock	117,042	166	3	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	—	(15)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,604,724	1,242	5,505	(12)
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	57	5
	Warrant	8/23/2019	Preferred Series B	444,444	83	—
Total Skyword, Inc.				2,051,587	140	5
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	—
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	—
Total Snagajob.com, Inc.				1,811,537	78	—
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	343,497	985	1,013
Subtotal: Consumer & Business Services (0.31%)*					4,245	7,122

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Cybersecurity(27)
Akeyless Security Ltd.	Warrant	8/4/2025	Ordinary Shares	131,876	$103	$80	(5)(10)
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	470
Coronet Cyber Security Ltd.	Warrant	9/26/2024	Ordinary Shares	39,183	254	3
Morphisec Information Security 2014 Ltd.	Warrant	10/1/2024	Ordinary Shares	200,115	104	56	(5)(10)
Semperis Technologies Inc.	Warrant	4/23/2024	Common Stock	193,264	446	985
Subtotal: Cybersecurity (0.07%)*					1,191	1,594
Defense Technologies
Allen Control Systems Inc.	Warrant	9/16/2026	Common Stock	18,042	297	294
Hermeus Corporation	Warrant	3/20/2026	Common Stock	55,973	577	920
Saronic Technologies, Inc.	Warrant	6/9/2025	Preferred Series C	109,757	726	1,837	(6)(15)(16)
	Warrant	6/15/2026	Preferred Series D	70,546	1,283	763	(15)(16)
Total Saronic Technologies, Inc.				180,303	2,009	2,600
Subtotal: Defense Technologies (0.16%)*					2,883	3,814
Drug Discovery & Development
Axsome Therapeutics, Inc.	Warrant	1/9/2023	Common Stock	20,608	410	1,748	(4)(10)
Beren Therapeutics P.B.C.	Warrant	10/8/2025	Preferred Series A+	135,847	246	323	(6)
Cellarity, LLC (p.k.a. Cellarity, Inc.)	Warrant	12/8/2021	Preferred Series B Units	100,000	287	86	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	—	(4)
COMPASS Pathways plc	Warrant	6/30/2023	Ordinary Shares	75,376	278	348	(4)(5)(10)
enGene Therapeutics Inc. (p.k.a. enGene, Inc.)	Warrant	12/22/2023	Common Stock	72,284	218	30	(4)(5)(10)
Heron Therapeutics, Inc.	Warrant	8/9/2023	Common Stock	238,095	228	2	(4)(15)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	19	(4)(10)(15)
Lexicon Pharmaceuticals, Inc.	Warrant	5/4/2026	Common Stock	501,571	447	529	(4)(6)(10)(12)
Madrigal Pharmaceuticals, Inc.	Warrant	5/9/2022	Common Stock	13,229	570	3,906	(4)(10)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	25	(4)(10)(15)(16)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	20	(15)
Rocket Pharmaceuticals, Inc.	Warrant	9/30/2026	Common Stock	307,274	412	411	(4)(6)(10)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	13,253	296	—	(4)
SynOx Therapeutics Limited	Warrant	4/18/2024	Preferred Series B	558,230	199	160	(5)(10)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	87
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	46,424	510	2	(4)
Subtotal: Drug Discovery & Development (0.33%)*					5,350	7,696
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	200	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,503	34	76
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	651
Subtotal: Electronics & Computer Hardware (0.04%)*					692	927

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Energy Technologies(27)
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	$52	$1
Antares Nuclear, Inc.	Warrant	9/3/2026	Common Stock	12,861	486	441
Electric Hydrogen Co.	Warrant	3/27/2024	Common Stock	246,618	507	97	(15)
Subtotal: Energy Technologies (0.02%)*					1,045	539
Financial Technologies(27)
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	706	(5)(10)
Finix Payments, Inc.	Warrant	12/17/2025	Preferred Series C	1,839,547	122	171	(6)
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	12	(5)(10)
	Warrant	8/27/2021	Preferred Series E	1,868	26	—	(5)(10)
Total Worldremit Group Limited				79,083	155	12
Subtotal: Financial Technologies (0.04%)*					331	889
Healthcare Services, Other
Belong Health, Inc.	Warrant	11/13/2025	Common Stock	1,933,102	400	141	(6)
Connections Health Holdings, LLC	Warrant	5/27/2026	Class B Preferred Units	68,029	94	133	(6)
Curana Health Holdings, LLC	Warrant	1/4/2024	Common Units	447,410	156	548
Octave Health Group, Inc.	Warrant	11/28/2025	Common Stock	225,310	168	176	(6)
Strive Health Holdings, LLC	Warrant	9/28/2023	Common Units	129,400	278	738	(15)
The Recovery Company, Inc. (p.k.a. Recover Together, Inc.)	Warrant	7/3/2023	Common Stock	194,830	382	18
Subtotal: Healthcare Services, Other (0.08%)*					1,478	1,754
Healthcare Technology & Digital Health(27)
CollectiveHealth, Inc.	Warrant	1/26/2026	Common Stock	577,252	21	12
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	612,166	739	187
Imagen Technologies, Inc.	Warrant	11/26/2025	Preferred Series C-3-VI	311,570	110	380	(6)
Modern Life, Inc.	Warrant	3/30/2023	Common Stock	63,202	229	138
Vida Health, Inc.	Warrant	3/28/2022	Preferred Series E	192,431	120	110
Subtotal: Healthcare Technology & Digital Health (0.04%)*					1,219	827
Information Services
NetBase Quid, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	356	—
Subtotal: Information Services (0.00%)*					356	—
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	258
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	—
VulcanForms Inc.	Warrant	1/30/2025	Common Stock	99,923	74	340
Subtotal: Manufacturing Technology (0.03%)*					1,139	598
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	369,370	67	44
Subtotal: Media/Content/Info (0.00%)*					67	44

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Medical Devices & Equipment
Cognito Therapeutics Group, Inc.	Warrant	1/23/2026	Common Stock	76,529	$149	$177	(6)
Orchestra BioMed Holdings, Inc.	Warrant	11/6/2024	Common Stock	167,831	216	470	(4)(6)(15)
Senseonics Holdings, Inc.	Warrant	9/8/2023	Common Stock	51,635	277	168	(4)(12)
	Warrant	5/6/2026	Common Stock	61,793	110	287	(4)(10)(12)
Total Senseonics Holdings, Inc.				113,428	387	455
Sight Sciences, Inc.	Warrant	1/22/2024	Common Stock	113,247	363	468	(4)(6)(12)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	—	(4)
Subtotal: Medical Devices & Equipment (0.07%)*					1,176	1,570
Semiconductors
Achronix Semiconductor Corporation	Warrant	1/11/2017	Preferred Series D-2	250,000	92	89
Subtotal: Semiconductors (0.00%)*					92	89
Space Technologies
HawkEye 360, Inc.	Warrant	12/18/2025	Common Stock	40,912	227	230	(4)
LeoLabs, Inc.	Warrant	4/8/2026	Common Stock	106,289	118	117
Loft Orbital Solutions Inc.	Warrant	9/10/2025	Common Stock	22,688	185	208
Stoke Space Technologies, Inc.	Warrant	6/16/2025	Common Stock	99,497	990	7,372	(6)(15)
Subtotal: Space Technologies (0.34%)*					1,520	7,927
Sustainable and Renewable Technology
Tidal Vision Products, Inc.	Warrant	10/10/2025	Common Stock	72,736	304	202	(6)
Subtotal: Sustainable and Renewable Technology (0.01%)*					304	202
System Software
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	—
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	—
ControlUp Technologies Ltd.	Warrant	1/2/2026	Common Stock	62,045	33	40	(5)(10)
Harness, Inc.	Warrant	3/12/2024	Common Stock	193,618	534	856
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series LB-2	86,984	131	—
Neo4j, Inc.	Warrant	3/31/2026	Common Stock	18,395	42	87
Scylla DB Ltd.	Warrant	7/24/2025	Ordinary Shares	159,684	52	34	(5)(10)
Subtotal: System Software (0.04%)*					980	1,017
Total: Warrant Investments (1.99%)*					$33,431	$46,290
Total Investments in Securities (208.16%)*					$4,860,341	$4,839,101

Investment Funds & Vehicles Investments
Cybersecurity(27)
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			$385	$365	(5)(10)
Subtotal: Cybersecurity (0.02%)*					385	365

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2026 (unaudited)
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			$3,070	$4,781	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			1,716	1,497	(5)(10)(17)
Forbion Ventures Fund VIII Coöperatief U.A.	Investment Funds & Vehicles	7/23/2026			158	159	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.28%)*					4,944	6,437
Total: Investment Funds & Vehicles Investments (0.29%)*					$5,329	$6,802
Total Investments before Cash & Cash Equivalents (208.45%)*					$4,865,670	$4,845,903
Cash & Cash Equivalents
GS Financial Square Government Fund	Cash & Cash Equivalents		FGTXX/38141W273		$68	$68
Total: Investments in Cash & Cash Equivalents (0.00%)*					$68	$68
Total: Investments after Cash & Cash Equivalents (208.45%)*					$4,865,738	$4,845,971

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Value at Settlement Date	Value
Great British Pound (GBP)	12/7/2026	Goldman Sachs Bank USA	£20,968	Sold	$28,157	$338
Total Foreign Currency Forward (0.01%)*					$28,157	$338

*Value as a percent of net assets. All amounts are stated in U.S. Dollars unless otherwise noted. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(1)Prime represents 7.00% as of September 30, 2026. 1-month SOFR, 3-month SOFR and 6-month SOFR represent 3.91%, 4.08%, and 4.27%, respectively, as of September 30, 2026.
(2)Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $120.1 million, $141.2 million and $21.1 million, respectively. The tax cost of investments is $4.9 billion.
(3)Preferred and common stock, warrants, and equity interests are generally non-income producing.
(4)Except for warrants in 19 publicly traded companies and common stock in 28 publicly traded companies, all investments are restricted as of September 30, 2026 and were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s Valuation Committee (as defined in “Note 2 - Summary of Significant Accounting Policies - Valuation of Investments”) and approved by the board of directors (the “Board”).
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
(8)Debt is on non-accrual status as of September 30, 2026, and is therefore considered non-income producing.
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
(14)Denotes that all or a portion of the debt investment principal includes accumulated PIK interest and is net of repayments, including in certain cases where PIK is no longer a component of the interest rate as of September 30, 2026.
(15)Denotes that all or a portion of the investment in this portfolio company is held by Hercules Capital IV, L.P., the Company’s wholly owned small business investment company.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2026 (unaudited)
(dollars in thousands)
(16)Denotes that the fair value of the Company’s total investments in this portfolio company represents greater than 5% of the Company’s total net assets as of September 30, 2026.
(17)Denotes that there is an unfunded contractual commitment available at the request of this portfolio company as of September 30, 2026 (Refer to “Note 11 - Commitments and Contingencies”).
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
(21)Denotes investment in a non-voting security in the form of a promissory note. The terms of the notes provide the Company with a lien on the issuers' shares of common stock for Black Crow AI, Inc., subject to release upon repayment of the outstanding balance of the notes. As of September 30, 2026, the Black Crow AI, Inc. affiliates promissory notes had an outstanding balance of $3.1 million.
(22)Denotes that a portion of this investment holds rights to royalty fee income associated with certain products of the portfolio company. The approximate cost and fair value of the royalty contract are $11.2 million and $12.7 million, respectively.
(23)Hercules Adviser LLC is owned by Hercules Capital Management LLC and presented with Hercules Partner Holdings, LLC which are both wholly owned by the Company. Please refer to “Note 1 – Description of Business” for additional disclosure.
(24)Denotes investment in a non-voting security in the form of an earnout interest. The terms of the security provide the Company with contractual rights to receive approximately 12.48% of contingent earnout payments from the portfolio company to the earnout holders. As of September 30, 2026, the approximate cost and fair value of the earnout interest is $5.2 million and zero, respectively.
(25)Denotes investment in a SAFE (Simple Agreement for Future Equity). The terms of the SAFE provide the Company with preferred stock in the event of an equity financing before the termination of the SAFE. As of September 30, 2026, the aggregate cost and fair value of the SAFE investments is $1.9 million.
(26)Denotes that the debt investment remains outstanding beyond its stated maturity date as it is subject to an ongoing workout process.
(27)Effective September 30, 2026, the Company added the “Cybersecurity”, “Energy Technologies”, “Financial Technologies” and “Healthcare Technology & Digital Health” industry categories, which include investments previously classified within “Application Software”, “Consumer & Business Services”, “Healthcare Services, Other”, “Information Services”, “Sustainable and Renewable Technology” and “System Software”.
(28)In accordance with the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns at least 5% but not more than 25% of the portfolio company’s outstanding voting securities and does not otherwise control.
(29)Denotes equipment financing secured by a first lien on the financed equipment. As of September 30, 2026, the aggregate cost and fair value of the equipment financings are $35.9 million and $37.4 million, respectively.

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Debt Investments
Application Software(27)
Alchemer LLC	Senior Secured	May 2028	1-month SOFR + 8.14%, Floor rate 9.14%	$20,163	$19,919	$20,163	(13)(17)(18)
AlphaSense, Inc.	Senior Secured	June 2029	3-month SOFR + 6.25%, Floor rate 8.25%	$20,000	19,849	19,916	(11)
Annex Cloud	Senior Secured	June 2028	PIK Interest 3-month SOFR + 9.99%, Floor rate 10.99%	$5,642	5,642	2,257	(8)(13)(18)
	Senior Secured	December 2025	PIK Interest 3-month SOFR + 9.99%, Floor rate 10.99%	$3,325	3,325	3,325	(8)(18)(26)
	Senior Secured	June 2028	PIK Interest 3-month SOFR + 5.73%, Floor rate 6.73%	$1,716	1,717	687	(8)(18)
Total Annex Cloud				$10,683	10,684	6,269
Babel Street	Senior Secured	December 2027	3-month SOFR + 8.01%, Floor rate 9.01%	$65,937	65,038	64,738	(15)(17)(18)
Behavox Limited	Senior Secured	September 2027	Prime - 0.55%, Floor rate 7.45%, PIK Interest 3.00%, 4.95% Exit Fee	$19,444	19,596	19,598	(5)(10)(11)(14)(17)
Brain Corporation	Senior Secured	September 2028	Prime + 1.35%, Floor rate 9.85%, PIK Interest 2.50%, 3.95% Exit Fee	$32,830	32,865	33,410	(13)(14)
Carbyne, Inc.	Senior Secured	February 2029	Prime + 3.50%, Floor rate 10.00%, 3.50% Exit Fee	$7,450	7,430	7,711	(17)
Ceros, Inc.	Senior Secured	June 2027	3-month SOFR + 8.99%, Floor rate 9.89%	$22,656	22,543	22,506	(18)
Chainalysis, Inc.	Senior Secured	June 2029	Prime + 2.95%, Floor rate 10.45%	$36,412	35,954	36,143
Dashlane, Inc.	Senior Secured	December 2027	Prime + 3.05%, Floor rate 11.55%, PIK Interest 1.10%, 6.28% Exit Fee	$45,986	46,789	48,034	(11)(13)(14)(19)
Dispatch Technologies, Inc.	Senior Secured	April 2028	3-month SOFR + 7.86%, Floor rate 8.61%	$8,751	8,634	8,524	(17)(18)
Distributed Creation Inc.	Senior Secured	April 2029	Prime + 3.00%, Floor rate 10.25%, 4.50% Exit Fee	$25,000	24,825	25,024	(11)(17)
DocPlanner	Senior Secured	January 2030	Prime + 2.75%, Floor rate 9.75%, 4.25% Exit Fee	€68,200	69,857	80,519	(5)(10)(17)
Earnix, Inc.	Senior Secured	June 2029	Prime - 1.15%, Floor rate 5.35%, PIK Interest 4.45%	$20,049	19,790	20,126	(11)(14)(17)
Funnel Holding AB (publ)	Senior Secured	October 2029	Prime + 0.60%, Floor rate 7.10%, Cap rate 8.60%, PIK Interest 3.00%, 2.25% Exit Fee	$18,433	18,196	18,196	(5)(10)(14)(17)(19)
iSpot.tv, Inc.	Senior Secured	January 2029	Prime + 2.25%, Floor rate 8.75%, PIK Interest 1.00%, 5.70% Exit Fee	$3,282	3,285	3,265	(14)(17)
	Senior Secured	January 2029	Prime + 1.40%, Floor rate 7.90%, PIK Interest 0.75%, 4.50% Exit Fee	$39,139	38,980	39,147	(12)(14)(17)
Total iSpot.tv, Inc.				$42,421	42,265	42,412
Khoros, LLC	Senior Secured	May 2030	FIXED 10.00%	$11,704	11,704	11,399
LinenMaster, LLC	Senior Secured	August 2029	1-month SOFR + 8.28%, Floor rate 9.28%	$11,500	11,179	11,096	(17)(18)
Loftware, Inc.	Senior Secured	March 2028	3-month SOFR + 7.88%, Floor rate 8.88%	$29,660	29,247	29,660	(17)(18)
LogicSource	Senior Secured	July 2027	3-month SOFR + 8.93%, Floor rate 9.93%	$11,113	11,020	11,113	(17)(18)
Mango Technologies, Inc.	Senior Secured	August 2030	Prime + 2.25%, Floor rate 8.25%, 2.00% Exit Fee	$16,750	16,528	16,528	(17)
Marigold Group, Inc.	Senior Secured	April 2028	6-month SOFR + 4.75%, Floor rate 5.75%, PIK Interest 5.25%	$44,555	43,960	40,736	(13)(14)(19)
Omeda Holdings, LLC	Senior Secured	July 2027	3-month SOFR + 8.05%, Floor rate 9.05%	$7,303	7,207	7,303	(11)(17)(18)
Pindrop Security, Inc.	Senior Secured	June 2029	Prime + 3.50%, Floor rate 10.00%, 2.00% Exit Fee	$31,000	30,759	31,338	(15)(17)
Proven Optics, LLC	Senior Secured	December 2030	3-month SOFR + 7.30%, Floor rate 8.30%	$15,000	14,726	14,726	(17)(18)
Remodel Health Holdco, LLC	Senior Secured	December 2028	Prime + 2.35%, Floor rate 10.35%, 6.50% Exit Fee	$25,000	25,126	25,334	(6)(15)
Reveleer	Senior Secured	February 2027	Prime + 0.65%, Floor rate 9.15%, PIK Interest 2.00%, 5.05% Exit Fee	$50,052	51,052	50,938	(6)(14)(15)
ShadowDragon, LLC	Senior Secured	December 2026	3-month SOFR + 8.79%, Floor rate 9.69%	$6,000	5,958	5,958	(17)(18)
Simon Data, Inc.	Senior Secured	March 2027	Prime + 1.00%, Floor rate 8.75%, PIK Interest 1.95%, 3.58% Exit Fee	$11,350	11,560	11,343	(12)(14)
Sisense Ltd.	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.50%, PIK Interest 1.95%, 5.95% Exit Fee	$30,613	31,624	31,029	(5)(10)(14)
Smartsheet Inc.	Senior Secured	January 2031	3-month SOFR + 6.50%, Floor rate 7.25%	$46,785	45,957	46,204	(17)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Snappt, Inc.	Senior Secured	April 2029	Prime + 2.35%, Floor rate 8.85%, PIK Interest 1.00%, 4.25% Exit Fee	$20,139	$20,071	$19,753	(6)(14)(15)
Suzy, Inc.	Senior Secured	August 2027	Prime + 1.75%, Floor rate 10.00%, PIK Interest 1.95%, 3.45% Exit Fee	$24,827	24,901	24,378	(6)(14)(15)
TaxCalc	Senior Secured	November 2029	Daily SONIA + 8.17%, Floor rate 8.67%	£8,250	10,557	10,897	(5)(10)(17)(18)
Tipalti Solutions Ltd.	Senior Secured	April 2029	Prime + 0.45%, Floor rate 6.45%, PIK Interest 2.30%	$72,488	72,141	70,507	(14)(16)
	Senior Secured	April 2029	Prime + 0.45%, Floor rate 6.45%, PIK Interest 2.30%, 3.75% Exit Fee	$42,673	42,708	42,622	(14)(16)
Total Tipalti Solutions Ltd.				$115,161	114,849	113,129
Ushur, Inc.	Senior Secured	June 2028	Prime + 2.20%, Floor rate 9.20%, 3.95% Exit Fee	$14,400	14,191	14,106	(6)(15)
Zappi, Inc.	Senior Secured	December 2027	3-month SOFR + 8.03%, Floor rate 9.03%	$12,600	12,456	12,614	(5)(10)(13)(17)(18)
ZeroEyes, Inc.	Senior Secured	May 2030	Prime + 2.00%, Floor rate 9.50%, PIK Interest 2.00%, 1.50% Exit Fee	$16,414	16,146	16,218	(6)(14)(15)(17)
Subtotal: Application Software (46.44%)*					1,025,012	1,029,089
Biotechnology Tools
Antheia, Inc.	Senior Secured	August 2029	Prime + 2.85%, Floor rate 10.35%, 5.55% Exit Fee	$21,250	19,683	19,683
Subtotal: Biotechnology Tools (0.89%)*					19,683	19,683
Communications & Networking
Aryaka Networks, Inc.	Senior Secured	December 2028	Prime + 1.80%, Floor rate 9.30%, PIK Interest 1.25%, 6.73% Exit Fee	$28,271	28,536	26,263	(12)(14)(19)
Subtotal: Communications & Networking (1.19%)*					28,536	26,263
Consumer & Business Products
Weee! Inc.	Senior Secured	April 2028	Prime + 2.25%, Floor rate 9.75%, 2.50% Exit Fee	$7,500	7,472	7,583	(11)(17)
Subtotal: Consumer & Business Products (0.34%)*					7,472	7,583
Consumer & Business Services
AppDirect, Inc.	Senior Secured	September 2029	Prime + 2.05%, Floor rate 8.55%, PIK Interest 1.00%, 4.70% Exit Fee	$55,357	54,713	54,713	(14)
Carwow LTD	Senior Secured	December 2027	Prime + 4.70%, Floor rate 11.45%, PIK Interest 1.45%, 4.95% Exit Fee	£20,662	28,533	27,960	(5)(10)(14)
GoEuro Travel GmbH	Senior Secured	November 2029	Prime + 3.45%, Floor rate 10.45%, 4.50% Exit Fee	$48,750	48,750	49,137	(5)(10)(17)
Houzz, Inc.	Convertible Debt	May 2028	PIK Interest 12.00%	$28,901	28,901	30,986	(9)(14)
Jobandtalent USA, Inc.	Senior Secured	October 2028	1-month SOFR + 3.50%, Floor rate 4.50%, PIK Interest 3.25%, 6.42% Exit Fee	$14,270	14,839	14,082	(5)(10)(14)
Nerdy Inc.	Senior Secured	November 2029	Prime + 3.50%, Floor rate 10.75%, 7.50% Exit Fee	$14,000	13,867	13,867	(17)
Peek Travel, Inc.	Senior Secured	October 2028	Prime + 1.75%, Floor rate 9.25%, PIK Interest 1.00%, 4.95% Exit Fee	$16,515	16,280	16,280	(14)(17)
Plentific Ltd	Senior Secured	October 2026	Prime + 2.55%, Floor rate 11.05%, 2.95% Exit Fee	$3,035	3,073	3,073	(5)(10)(13)
Provi	Senior Secured	December 2027	Prime + 4.40%, Floor rate 10.65%, 1.00% Exit Fee	$15,443	15,394	15,389	(15)
Riviera Partners LLC	Senior Secured	March 2028	1-month SOFR + 8.28%, Floor rate 9.28%	$36,126	35,850	35,546	(18)
RVShare, LLC	Senior Secured	December 2026	3-month SOFR + 9.50%, Floor rate 10.50%	$25,809	25,719	25,719	(13)(14)(15)
SeatGeek, Inc.	Senior Secured	May 2026	Prime + 7.00%, Floor rate 10.50%, PIK Interest 0.50%, 4.50% Exit Fee	$25,456	26,250	26,250	(11)(14)(16)
	Senior Secured	July 2026	Prime + 2.50%, Floor rate 10.75%, PIK Interest 0.50%, 3.50% Exit Fee	$78,434	79,685	79,685	(12)(14)(16)
Total SeatGeek, Inc.				$103,890	105,935	105,935
Skyword, Inc.	Senior Secured	November 2027	Prime + 2.75%, Floor rate 9.25%, PIK Interest 1.75%, 5.50% Exit Fee	$6,705	6,913	6,705	(13)(14)
Tectura Corporation	Senior Secured	January 2027	FIXED 8.25%	$8,250	8,250	8,091	(7)
Thumbtack, Inc.	Senior Secured	March 2028	Prime + 2.45%, Floor rate 10.95%, PIK Interest 1.50%	$21,238	20,976	21,663	(11)(14)
Subtotal: Consumer & Business Services (19.37%)*					427,993	429,146

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Cybersecurity(28)
Akeyless Security Ltd.	Senior Secured	August 2028	Prime + 4.00%, Floor rate 11.00%, 2.95% Exit Fee	$10,000	$9,848	$9,848	(5)(10)(17)(27)(28)
Coronet Cyber Security Ltd.	Senior Secured	October 2028	Prime - 2.95%, Floor rate 3.55%, PIK Interest 5.85%	$9,115	8,999	8,759	(14)(27)(28)
DNSFilter, Inc.	Senior Secured	October 2028	Prime + 2.15%, Floor rate 8.65%, PIK Interest 0.75%, 4.95% Exit Fee	$5,009	4,968	4,968	(14)(17)(19)(27)(28)
LogRhythm, Inc.	Senior Secured	July 2029	3-month SOFR + 7.50%, Floor rate 8.50%	$25,000	24,428	23,977	(27)(28)
Morphisec Information Security 2014 Ltd.	Senior Secured	October 2027	Prime + 3.45%, Floor rate 11.70%, 5.95% Exit Fee	$11,435	11,574	11,496	(5)(10)(27)(28)
Semperis Technologies Inc.	Senior Secured	April 2028	Prime - 1.75%, Floor rate 6.75%, PIK Interest 3.25%	$23,511	23,300	23,736	(11)(14)(19)(27)(28)
	Senior Secured	April 2028	Prime - 0.50%, Floor rate 8.00%, PIK Interest 3.85%	$33,815	33,363	33,350	(14)(19)(27)(28)
Total Semperis Technologies Inc.				$57,326	56,663	57,086
Sumo Logic, Inc.	Senior Secured	May 2030	3-month SOFR + 6.50%, Floor rate 7.50%	$23,000	22,591	22,796	(17)(27)(28)
Zimperium, Inc.	Senior Secured	May 2027	6-month SOFR + 8.31%, Floor rate 9.31%	$17,771	17,638	17,619	(17)(18)(27)(28)
Subtotal: Cybersecurity (7.06%)*					156,709	156,549
Defense Technologies
Saronic Technologies, Inc.	Senior Secured	June 2030	Prime + 2.50%, Floor rate 9.00%, 2.00% Exit Fee	$21,250	20,974	21,237	(6)(15)(17)
Shield AI, Inc.	Senior Secured	February 2029	Prime + 0.85%, Floor rate 6.85%, Cap rate 9.60%, PIK Interest 2.50%, 2.50% Exit Fee	$116,675	116,535	116,843	(12)(14)(16)
Subtotal: Defense Technologies (6.23%)*					137,509	138,080
Diversified Financial Services
Gibraltar Acquisition LLC	Unsecured	July 2029	FIXED 3.45%, PIK Interest 8.05%	$28,805	28,412	28,412	(7)(14)(20)
	Unsecured	July 2029	FIXED 11.95%	$10,000	9,843	9,843	(7)(20)
Total Gibraltar Acquisition LLC				$38,805	38,255	38,255
Subtotal: Diversified Financial Services (1.73%)*					38,255	38,255
Drug Discovery & Development
Aldeyra Therapeutics, Inc.	Senior Secured	April 2026	Prime + 3.10%, Floor rate 11.10%, 8.90% Exit Fee	$15,000	15,246	15,246	(11)
Alector, Inc.	Senior Secured	December 2028	Prime + 1.05%, Floor rate 8.05%, 4.75% Exit Fee	$7,000	7,044	7,055	(6)(10)(15)(17)
Altimmune, Inc.	Senior Secured	June 2029	Prime + 2.45%, Floor rate 9.70%, 6.25% Exit Fee	$17,500	17,437	17,403	(6)(10)(15)
Arcus Biosciences, Inc.	Senior Secured	September 2030	Prime - 0.05%, Floor rate 8.45%, PIK Interest 2.20%, 9.00% Exit Fee	$75,704	76,173	79,788	(6)(10)(11)(14)(15) (17)
Beren Therapeutics P.B.C.	Senior Secured	October 2029	Prime + 2.45%, Floor rate 9.95%, 5.25% Exit Fee	$8,625	8,471	8,471	(6)
Braeburn, Inc.	Senior Secured	October 2028	Prime + 3.00%, Floor rate 10.50%, PIK Interest 0.25%, 5.45% Exit Fee	$53,633	54,463	55,720	(14)
COMPASS Pathways plc	Senior Secured	July 2027	Prime + 1.50%, Floor rate 9.75%, PIK Interest 1.40%, 4.75% Exit Fee	$24,840	25,464	25,543	(5)(10)(11)(14)
Corium, Inc.	Senior Secured	September 2026	Prime + 5.70%, Floor rate 8.95%, 7.75% Exit Fee	$86,925	92,296	92,296	(13)
Disc Medicine, Inc.	Senior Secured	December 2029	Prime + 1.75%, Floor rate 8.25%, 6.75% Exit Fee	$22,500	22,659	23,279	(6)(10)(15)(17)
Dyne Therapeutics, Inc.	Senior Secured	July 2030	Prime + 2.45%, Floor rate 9.95%, 5.50% Exit Fee	$100,000	99,389	101,148	(6)(10)(15)
enGene, Inc.	Senior Secured	January 2028	Prime + 0.75%, Floor rate 9.25%, Cap rate 9.75%, PIK Interest 1.15%, 5.50% Exit Fee	$16,111	16,510	16,672	(5)(10)(14)
Genetix Biotherapeutics Inc. (p.k.a. bluebird bio, Inc.)	Senior Secured	April 2029	Prime + 2.45%, Floor rate 9.45%, 6.45% Exit Fee	$67,116	66,811	66,664	(14)
Heron Therapeutics, Inc.	Senior Secured	September 2030	Prime + 1.95%, Floor rate 9.45%, PIK Interest 1.00%, 6.25% Exit Fee	$80,368	79,892	79,892	(14)(15)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Kura Oncology, Inc.	Senior Secured	November 2027	Prime + 2.40%, Floor rate 8.65%, 6.05% Exit Fee	$5,500	$5,712	$5,833	(10)(15)
MoonLake Immunotherapeutics	Senior Secured	April 2030	Prime + 1.45%, Floor rate 8.45%, 6.95% Exit Fee	$34,500	34,479	34,246	(5)(10)
NorthSea Therapeutics	Convertible Debt	December 2026	FIXED 6.00%	$373	373	373	(5)(9)(10)
Phathom Pharmaceuticals, Inc.	Senior Secured	December 2027	Prime + 1.35%, Floor rate 9.85%, Cap rate 10.35%, PIK Interest 2.15%, 7.06% Exit Fee	$140,460	145,207	147,718	(6)(10)(12)(14)(15) (16)(22)
	Senior Secured	December 2027	Prime + 1.35%, Floor rate 9.85%, Cap rate 10.35%, PIK Interest 2.15%, 3.00% Exit Fee	$31,904	32,005	32,542	(14)(16)
Total Phathom Pharmaceuticals, Inc.				$172,364	177,212	180,260
Replimune Group, Inc.	Senior Secured	October 2027	Prime + 1.75%, Floor rate 7.25%, Cap rate 9.00%, PIK Interest 1.50%, 4.95% Exit Fee	$32,378	33,205	33,280	(10)(12)(13)(14)
Savara, Inc.	Senior Secured	April 2030	Prime + 1.45%, Floor rate 7.45%, 6.95% Exit Fee	$21,450	21,565	21,548	(6)(10)(15)
SynOx Therapeutics Limited	Senior Secured	May 2027	Prime + 1.40%, Floor rate 9.90%, 7.25% Exit Fee	$4,500	4,635	4,646	(5)(10)(11)
uniQure B.V.	Senior Secured	October 2030	Prime + 2.45%, Floor rate 9.45%, 5.50% Exit Fee	$27,500	27,409	28,064	(5)(10)(11)
Viridian Therapeutics, Inc.	Senior Secured	October 2030	Prime + 1.45%, Floor rate 8.95%, Cap rate 9.45%, 6.00% Exit Fee	$24,500	24,366	24,366	(10)(13)(17)
X4 Pharmaceuticals, Inc.	Senior Secured	July 2027	Prime + 3.15%, Floor rate 10.15%, 3.72% Exit Fee	$75,000	76,459	76,524	(11)(12)(13)
Subtotal: Drug Discovery & Development (45.05%)*					987,270	998,317
Electronics & Computer Hardware
Locus Robotics Corp.	Senior Secured	December 2028	Prime + 3.00%, Floor rate 9.50%, 4.00% Exit Fee	$65,000	65,186	65,543	(6)(11)(15)
Subtotal: Electronics & Computer Hardware (2.96%)*					65,186	65,543
Energy Technologies(28)
Electric Hydrogen Co.	Senior Secured	May 2028	Prime + 2.25%, Floor rate 10.75%, PIK Interest 1.25%, 4.25% Exit Fee	$12,769	12,718	12,559	(14)(15)(19)(28)
	Senior Secured	May 2028	Prime + 2.25%, Floor rate 10.75%, PIK Interest 1.25%, 5.95% Exit Fee	$17,615	17,578	17,642	(14)(15)(19)(28)
Total Electric Hydrogen Co.				$30,384	30,296	30,201
Subtotal: Energy Technologies (1.36%)*					30,296	30,201
Financial Technologies(28)
Finix Payments, Inc.	Senior Secured	December 2029	Prime + 2.50%, Floor rate 9.25%, 4.95% Exit Fee	$7,000	6,889	6,889	(6)(17)(28)
Subtotal: Financial Technologies (0.31%)*					6,889	6,889
Healthcare Services, Other
Belong Health, Inc.	Senior Secured	November 2029	Prime + 2.25%, Floor rate 9.75%, 5.45% Exit Fee	$11,250	10,950	10,950	(6)
Blue Sprig Pediatrics, Inc.	Senior Secured	November 2026	1-month SOFR + 5.11%, Floor rate 6.00%, PIK Interest 4.45%	$75,547	75,265	73,386	(11)(12)(13)(14)
ChenMed, LLC	Senior Secured	May 2030	Prime + 2.45%, Floor rate 9.45%, 3.75% Exit Fee	$130,000	128,101	128,240	(16)(17)
Curana Health Holdings, LLC	Senior Secured	January 2028	Prime + 1.45%, Floor rate 9.20%, 4.95% Exit Fee	$27,500	28,111	28,412	(13)(17)(19)
Ennoble Care LLC	Senior Secured	February 2030	Prime + 2.60%, Floor rate 10.35%, 7.95% Exit Fee	$13,500	13,473	13,548	(6)(15)
Equality Health, LLC	Senior Secured	February 2028	Prime + 5.85%, Floor rate 9.50%, PIK Interest 1.95%, 1.27% Exit Fee	$71,943	72,286	72,193	(11)(12)(14)
Main Street Rural, Inc.	Senior Secured	July 2027	Prime + 1.95%, Floor rate 9.95%, 6.85% Exit Fee	$73,500	75,009	75,007	(13)(15)
Marathon Health, LLC	Senior Secured	February 2029	Prime + 0.75%, Floor rate 8.75%, PIK Interest 2.25%, 3.00% Exit Fee	$178,230	178,449	176,337	(14)(16)(17)
	Senior Secured	February 2029	Prime + 3.00%, Floor rate 11.00%	$5,000	5,000	5,000	(16)(17)
Total Marathon Health, LLC				$183,230	183,449	181,337
NeueHealth, Inc.	Senior Secured	June 2028	Prime + 1.15%, Floor rate 9.65%, PIK Interest 2.50%, 2.50% Exit Fee	$46,393	44,817	45,469	(12)(14)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
Octave Health Group, Inc.	Senior Secured	October 2029	Prime + 2.70%, Floor rate 9.95%, 5.35% Exit Fee	$10,000	$9,768	$9,768	(6)(17)
Recover Together, Inc.	Senior Secured	July 2027	Prime + 1.90%, Floor rate 9.90%, 7.50% Exit Fee	$46,500	48,117	47,862	(13)
Strive Health Holdings, LLC	Senior Secured	August 2029	Prime + 1.05%, Floor rate 9.55%, 5.95% Exit Fee	$36,000	35,899	35,899	(12)(15)
Tungsten Health Holdings, LLC	Senior Secured	December 2029	Prime + 1.00%, Floor rate 8.50%, Cap rate 9.00%, PIK Interest 1.25%, 8.35% Exit Fee	$10,125	10,033	10,033
WellBe Senior Medical, LLC	Senior Secured	May 2029	Prime + 0.75%, Floor rate 7.75%, PIK Interest 2.65%, 6.75% Exit Fee	$33,050	33,239	32,690	(14)(15)
Subtotal: Healthcare Services, Other (34.51%)*					768,517	764,794
Healthcare Technology & Digital Health(28)
Elation Health, Inc.	Senior Secured	April 2029	Prime + 1.75%, Floor rate 9.25%, PIK Interest 1.30%, 3.95% Exit Fee	$13,575	13,283	13,477	(11)(14)(17)(19)(27) (28)
Imagen Technologies, Inc.	Senior Secured	November 2028	Prime + 1.55%, Floor rate 9.05%, PIK Interest 1.00%, 3.95% Exit Fee	$7,501	7,360	7,360	(6)(14)(17)(27)(28)
Modern Life, Inc.	Senior Secured	February 2029	Prime + 2.75%, Floor rate 10.25%, 5.00% Exit Fee	$20,238	20,281	20,281	(13)(28)
Saama Technologies, LLC	Senior Secured	July 2027	Prime + 0.70%, Floor rate 8.95%, PIK Interest 2.00%, 3.45% Exit Fee	$22,123	22,297	22,689	(12)(14)(17)(28)
Streamline Healthcare Solutions	Senior Secured	June 2030	3-month SOFR + 7.30%, Floor rate 8.30%	$21,000	20,403	20,443	(6)(11)(13)(15)(17) (18)(27)(28)
Vida Health, Inc.	Senior Secured	January 2028	Prime - 2.75%, Floor rate 5.75%, PIK Interest 5.35%, 4.95% Exit Fee	$38,798	40,005	39,714	(11)(14)(28)
Subtotal: Healthcare Technology & Digital Health (5.59%)*					123,629	123,964
Manufacturing Technology
VulcanForms Inc.	Senior Secured	January 2028	Prime + 4.25%, Floor rate 11.25%, 4.25% Exit Fee	$20,000	20,088	19,941	(11)(19)
Subtotal: Manufacturing Technology (0.90%)*					20,088	19,941
Medical Devices & Equipment
Orchestra BioMed Holdings, Inc.	Senior Secured	November 2028	Prime + 2.00%, Floor rate 9.50%, 6.35% Exit Fee	$15,000	15,036	15,132	(6)(15)
Senseonics Holdings, Inc.	Senior Secured	August 2029	Prime + 2.40%, Floor rate 9.90%, 13.40% Exit Fee	$30,625	31,441	31,252	(11)
Sight Sciences, Inc.	Senior Secured	July 2028	Prime + 2.35%, Floor rate 10.35%, 5.95% Exit Fee	$28,000	28,398	28,387	(6)(12)
Subtotal: Medical Devices & Equipment (3.37%)*					74,875	74,771
Space Technologies
HawkEye 360, Inc.	Senior Secured	December 2028	Prime + 2.10%, Floor rate 9.35%, PIK Interest 1.50%, 1.95% Exit Fee	$8,013	7,674	7,674	(19)
Loft Orbital Solutions Inc.	Senior Secured	December 2029	Prime + 1.75%, Floor rate 8.75%, PIK Interest 1.00%, 3.45% Exit Fee	$8,820	8,579	8,579	(14)(17)(19)
Stoke Space Technologies, Inc.	Senior Secured	May 2029	Prime + 1.00%, Floor rate 7.50%, PIK Interest 2.00%, 5.25% Exit Fee	$28,294	27,440	27,539	(6)(14)(15)
Subtotal: Space Technologies (1.98%)*					43,693	43,792
Sustainable and Renewable Technology
Tidal Vision Products, Inc.	Senior Secured	October 2028	Prime + 2.45%, Floor rate 9.70%, 3.45% Exit Fee	$5,000	4,736	4,736	(6)(17)
Subtotal: Sustainable and Renewable Technology (0.21%)*					4,736	4,736
System Software(27)
Armis, Inc.	Senior Secured	March 2028	Prime + 0.00%, Floor rate 7.50%, PIK Interest 2.00%, 2.25% Exit Fee	$51,771	51,909	52,896	(12)(14)(16)
	Senior Secured	March 2028	Prime + 1.25%, Floor rate 8.75%, PIK Interest 2.00%, 2.25% Exit Fee	$101,183	100,789	102,916	(11)(14)(16)
Total Armis, Inc.				$152,954	152,698	155,812
CoreView USA, Inc.	Senior Secured	January 2029	Prime + 2.75%, Floor rate 9.25%, 4.95% Exit Fee	$25,000	25,045	24,978	(6)(17)
Harness, Inc.	Senior Secured	March 2029	Prime - 2.25%, Floor rate 5.25%, Cap rate 6.50%, PIK Interest 6.25%, 1.00% Exit Fee	$57,906	57,378	58,967	(14)(17)(19)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Maturity Date	Interest Rate and Floor(1)	Principal Amount	Cost(2)	Value	Footnotes
New Relic, Inc.	Senior Secured	November 2030	3-month SOFR + 6.75%, Floor rate 7.75%	$21,890	$21,465	$21,491	(17)
PayIt, LLC	Senior Secured	December 2028	Prime + 1.45%, Floor rate 7.95%, PIK Interest 1.50%, 5.00% Exit Fee	$26,271	26,218	25,868	(6)(14)(15)(17)(19)
Scylla DB Ltd.	Senior Secured	July 2029	Prime + 3.00%, Floor rate 10.50%, 0.75% Exit Fee	$15,000	14,798	14,700	(5)(10)
Subtotal: System Software (13.62%)*					297,602	301,816
Total: Debt Investments (193.11%)*					$4,263,950	$4,279,412

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Equity Investments
Application Software(27)
Black Crow AI, Inc. affiliates	Equity	3/24/2021	Preferred Note	3	$2,846	$2,846	(21)
CapLinked, Inc.	Equity	10/26/2012	Preferred Series A-3	53,614	51	—
HighRoads, Inc.	Equity	1/18/2013	Common Stock	190	307	—
Khoros, LLC	Equity	5/23/2025	Earnout Interest	N/A	5,242	3,651	(24)
Leapwork ApS	Equity	8/25/2023	Preferred Series B2	183,073	250	135	(5)(10)
Nextdoor.com, Inc.	Equity	8/1/2018	Common Stock	1,019,255	4,854	2,140	(4)
SirionLabs Pte. Ltd.	Equity	6/30/2024	Preferred Series F1	152,250	1,792	1,827	(5)(10)
Subtotal: Application Software (0.48%)*					15,342	10,599
Biotechnology Tools
Alamar Biosciences, Inc.	Equity	2/21/2024	Preferred Series C	503,778	1,500	841
Subtotal: Biotechnology Tools (0.04%)*					1,500	841
Consumer & Business Products
Fabletics, Inc.	Equity	4/30/2010	Common Stock	42,989	128	42
	Equity	7/16/2013	Preferred Series B	130,191	1,101	275
Total Fabletics, Inc.				173,180	1,229	317
Grove Collaborative, Inc.	Equity	4/30/2021	Common Stock	12,260	433	14	(4)
Savage X Holding, LLC	Equity	4/30/2010	Class A Units	172,328	13	183
Subtotal: Consumer & Business Products (0.02%)*					1,675	514
Consumer & Business Services
Carwow LTD	Equity	12/15/2021	Preferred Series D-4	216,073	1,151	1,036	(5)(10)
Jobandtalent USA, Inc.	Equity	2/11/2025	Preferred Series F	47,754	563	225	(5)(10)
Lyft, Inc.	Equity	12/26/2018	Common Stock	100,738	5,263	1,951	(4)
Nerdy Inc.	Equity	9/17/2021	Common Stock	100,000	1,000	104	(4)
OfferUp, Inc.	Equity	10/25/2016	Preferred Series A	286,080	1,663	427
	Equity	10/25/2016	Preferred Series A-1	108,710	632	162
Total OfferUp, Inc.				394,790	2,295	589
Reischling Press, Inc.	Equity	7/31/2020	Common Stock	3,095	39	—
Rhino Labs, Inc.	Equity	1/24/2022	Common Stock	7,063	1,000	—
Tectura Corporation	Equity	5/23/2018	Common Stock	414,994,863	900	—	(7)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
	Equity	6/6/2016	Preferred Series BB	1,000,000	$—	$—	(7)
	Equity	12/29/2023	Preferred Series C	3,235,298	13,263	1,250	(7)
Total Tectura Corporation				419,230,161	14,163	1,250
Subtotal: Consumer & Business Services (0.23%)*					25,474	5,155
Cybersecurity(28)
Druva Holdings, Inc.	Equity	10/22/2015	Preferred Series 2	458,841	1,000	4,190	(27)(28)
	Equity	8/24/2017	Preferred Series 3	93,620	300	873	(27)(28)
Total Druva Holdings, Inc.				552,461	1,300	5,063
Subtotal: Cybersecurity (0.23%)*					1,300	5,063
Defense Technologies
Shield AI, Inc.	Equity	2/7/2025	Preferred Series F1	28,900	2,250	1,284	(16)
Subtotal: Defense Technologies (0.06%)*					2,250	1,284
Diversified Financial Services
Gibraltar Acquisition LLC	Equity	3/1/2018	Member Units	1	32,456	23,963	(7)(20)
Hercules Adviser LLC	Equity	3/26/2021	Member Units	1	12,035	43,274	(7)(23)
Newfront Insurance Holdings, Inc.	Equity	9/30/2021	Preferred Series D-2	210,282	403	404
Subtotal: Diversified Financial Services (3.05%)*					44,894	67,641
Drug Delivery
Aytu BioScience, Inc.	Equity	3/28/2014	Common Stock	680	1,500	2	(4)
BioQ Pharma Incorporated	Equity	12/8/2015	Preferred Series D	165,000	500	—
PDS Biotechnology Corporation	Equity	4/6/2015	Common Stock	2,498	309	2	(4)
Talphera, Inc.	Equity	12/10/2018	Common Stock	8,836	1,329	10	(4)
Subtotal: Drug Delivery (0.00%)*					3,638	14
Drug Discovery & Development
Arcus Biosciences, Inc.	Equity	2/19/2025	Common Stock	204,545	2,250	4,874	(4)(10)
Avalo Therapeutics, Inc.	Equity	8/19/2014	Common Stock	42	1,000	1	(4)
Bicycle Therapeutics PLC	Equity	10/5/2020	Common Stock	98,100	1,871	695	(4)(5)(10)
Daré Bioscience, Inc.	Equity	1/8/2015	Common Stock	1,129	1,000	2	(4)
Dynavax Technologies	Equity	7/22/2015	Common Stock	20,000	550	308	(4)(10)
Dyne Therapeutics, Inc.	Equity	7/2/2025	Common Stock	169,697	1,400	3,319	(4)(10)
Heron Therapeutics, Inc.	Equity	7/25/2023	Common Stock	364,963	500	474	(4)
Hibercell, Inc.	Equity	5/7/2021	Preferred Series B	3,466,840	4,250	222	(15)
Kura Oncology, Inc.	Equity	6/16/2023	Common Stock	47,826	550	497	(4)(10)
MoonLake Immunotherapeutics	Equity	11/6/2025	Common Stock	95,500	1,002	1,259	(4)(5)(10)
NorthSea Therapeutics	Equity	12/15/2021	Preferred Series C	983	2,000	1,278	(5)(10)
Phathom Pharmaceuticals, Inc.	Equity	6/9/2023	Common Stock	147,233	1,730	2,443	(4)(10)(16)
Rafael Holdings, Inc. (p.k.a. Cyclo Therapeutics, Inc.)	Equity	4/6/2021	Common Stock	48	42	—	(4)(10)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Rocket Pharmaceuticals, Ltd.	Equity	8/22/2007	Common Stock	944	$1,500	$3	(4)
Savara, Inc.	Equity	8/11/2015	Common Stock	11,119	203	67	(4)
uniQure B.V.	Equity	1/31/2019	Common Stock	17,175	332	411	(4)(5)(10)
Valo Health, LLC	Equity	12/11/2020	Preferred Series B	510,308	3,000	1,395
	Equity	10/31/2022	Preferred Series C	170,102	1,000	827
Total Valo Health, LLC				680,410	4,000	2,222
Verge Analytics, Inc.	Equity	9/6/2023	Preferred Series C	208,588	1,500	2,382
	Equity	7/2/2025	SAFE	N/A	103	103	(25)
Total Verge Analytics, Inc.				208,588	1,603	2,485
Viridian Therapeutics, Inc.	Equity	11/6/2023	Common Stock	32,310	400	1,005	(4)(10)
X4 Pharmaceuticals, Inc.	Equity	11/26/2019	Common Stock	52,202	2,945	209	(4)
Subtotal: Drug Discovery & Development (0.98%)*					29,128	21,774
Electronics & Computer Hardware
Locus Robotics Corp.	Equity	11/17/2022	Preferred Series F	15,116	650	348
Skydio, Inc.	Equity	3/8/2022	Preferred Series E	248,900	1,500	624
Subtotal: Electronics & Computer Hardware (0.04%)*					2,150	972
Financial Technologies(28)
Oportun	Equity	6/28/2013	Common Stock	48,365	577	256	(4)(28)
Worldremit Group Limited	Equity	6/24/2024	Preferred Series X	9,737	922	922	(5)(10)(28)
Subtotal: Financial Technologies (0.05%)*					1,499	1,178
Healthcare Services, Other
Carbon Health Technologies, Inc.	Equity	3/30/2021	Common Stock	390,809	1,910	—
Curana Health Holdings, LLC	Equity	5/13/2024	Common Units	1,114,380	2,500	3,664
Main Street Rural, Inc.	Equity	10/28/2024	Preferred Series D	496	874	1,166
NH Holdings 2025 SPV, L.P.	Equity	6/21/2024	Common Units	339,806	1,848	2,439
Strive Health Holdings, LLC	Equity	6/27/2025	Common Units	82,043	599	814
WellBe Senior Medical, LLC	Equity	6/10/2024	Common Units	181,163	1,600	1,762
Subtotal: Healthcare Services, Other (0.44%)*					9,331	9,845
Healthcare Technology & Digital Health(28)
Click Therapeutics, Inc.	Equity	5/20/2024	Common Stock	560,000	1,662	2,074	(15)(28)
DNAnexus, Inc.	Equity	3/21/2014	Preferred Series C	51,948	97	8	(27)(28)
Verana Health, Inc.	Equity	7/8/2021	Common Stock	23,814	2,000	—	(27)(28)
Subtotal: Healthcare Technology & Digital Health (0.09%)*					3,759	2,082
Information Services
Yipit, LLC	Equity	12/30/2021	Preferred Series E	41,021	3,825	3,200
Subtotal: Information Services (0.14%)*					3,825	3,200
Medical Devices & Equipment
Coronado Aesthetics, LLC	Equity	10/15/2021	Common Units	180,000	—	—	(7)
See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
	Equity	10/15/2021	Preferred Series A-2	5,000,000	$250	$218	(7)
Total Coronado Aesthetics, LLC				5,180,000	250	218
Orchestra BioMed Holdings, Inc.	Equity	8/4/2025	Common Stock	363,636	1,000	1,509	(4)
Subtotal: Medical Devices & Equipment (0.08%)*					1,250	1,727
Semiconductors
Achronix Semiconductor Corporation	Equity	7/1/2011	Preferred Series C	277,995	160	7
	Equity	6/26/2015	Preferred Series D-2	497,767	7	102
Total Achronix Semiconductor Corporation				775,762	167	109
Subtotal: Semiconductors (0.00%)*					167	109
Space Technologies
Stoke Space Technologies, Inc.	Equity	9/23/2025	Preferred Series D	43,867	1,406	1,256
Subtotal: Space Technologies (0.06%)*					1,406	1,256
Sustainable and Renewable Technology
Impossible Foods, Inc.	Equity	5/10/2019	Preferred Series E-1	188,611	2,000	106
Modumetal, Inc.	Equity	6/1/2015	Common Stock	1,035	500	—
Pivot Bio, Inc.	Equity	6/28/2021	Preferred Series D	593,080	4,500	397
SUNation Energy, Inc.	Equity	12/10/2020	Common Stock	3	3,153	—	(4)
Subtotal: Sustainable and Renewable Technology (0.02%)*					10,153	503
System Software(27)
Armis, Inc.	Equity	10/18/2024	Preferred Series D	294,213	2,000	3,860	(16)
Contentful Global, Inc.	Equity	12/22/2020	Preferred Series C	41,000	138	330	(5)(10)
	Equity	11/20/2018	Preferred Series D	108,500	500	919	(5)(10)
Total Contentful Global, Inc.				149,500	638	1,249
Docker, Inc.	Equity	11/29/2018	Common Stock	20,000	4,284	125
Lightbend, Inc.	Equity	12/4/2020	Common Stock	38,461	265	19
Subtotal: System Software (0.24%)*					7,187	5,253
Total: Equity Investments (6.27%)*					$165,928	$139,010
Warrant Investments
Application Software(27)
Annex Cloud	Warrant	6/5/2025	Common Units	50,000	$—	$—
Automation Anywhere, Inc.	Warrant	9/23/2022	Common Stock	254,778	448	207
Brain Corporation	Warrant	10/4/2021	Common Stock	435,396	215	81
Carbyne, Inc.	Warrant	2/24/2025	Ordinary Shares	11,408	24	460
Cutover, Inc.	Warrant	9/21/2022	Common Stock	102,898	26	75	(5)(10)
Dashlane, Inc.	Warrant	3/11/2019	Common Stock	770,838	461	864
Demandbase, Inc.	Warrant	8/2/2021	Common Stock	727,047	545	41
Distributed Creation Inc.	Warrant	4/21/2025	Common Stock	104,622	180	248
DroneDeploy, Inc.	Warrant	6/30/2022	Common Stock	95,911	278	440

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Earnix, Inc.	Warrant	6/6/2024	Common Stock	20,762	$220	$283
First Insight, Inc.	Warrant	5/10/2018	Preferred Series B	75,917	96	1
Fulfil Solutions, Inc.	Warrant	7/29/2022	Common Stock	84,995	325	110
Funnel Holding AB (publ)	Warrant	10/24/2025	Common Stock	485,385	46	47	(5)(10)
Kore.ai, Inc.	Warrant	3/31/2023	Preferred Series C	64,293	208	104
Leapwork ApS	Warrant	1/23/2023	Common Stock	93,211	39	33	(5)(10)(12)
Mango Technologies, Inc.	Warrant	8/15/2025	Common Stock	75,825	401	410
Mixpanel, Inc.	Warrant	9/30/2020	Common Stock	82,362	252	331
Pindrop Security, Inc.	Warrant	6/26/2024	Common Stock	134,542	494	320	(15)
Reltio, Inc.	Warrant	6/30/2020	Common Stock	69,120	215	609
Simon Data, Inc.	Warrant	3/22/2023	Common Stock	77,934	96	7	(12)
Sisense Ltd.	Warrant	6/8/2023	Ordinary Shares	321,956	174	44	(5)(10)
Suzy, Inc.	Warrant	8/24/2023	Common Stock	292,936	367	182	(6)(15)
Tipalti Solutions Ltd.	Warrant	3/22/2023	Ordinary Shares	509,753	360	255	(10)(16)
	Warrant	3/27/2025	Ordinary Shares	473,266	136	83	(16)
Total Tipalti Solutions Ltd.				983,019	496	338
Ushur, Inc.	Warrant	6/5/2025	Common Stock	1,603,911	265	183	(6)(15)
Veem, Inc.	Warrant	3/31/2022	Common Stock	98,428	126	4	(12)(28)
VideoAmp, Inc.	Warrant	1/21/2022	Common Stock	152,048	1,275	2	(15)
ZeroEyes, Inc.	Warrant	5/6/2025	Common Stock	26,422	132	34	(6)(15)
Subtotal: Application Software (0.25%)*					7,404	5,458
Biotechnology Tools
Alamar Biosciences, Inc.	Warrant	6/21/2022	Preferred Series C	75,567	36	31
Antheia, Inc.	Warrant	8/29/2025	Common Stock	2,023,810	1,601	2,547
PathAI, Inc.	Warrant	12/23/2022	Common Stock	53,418	461	62	(12)
Subtotal: Biotechnology Tools (0.12%)*					2,098	2,640
Communications & Networking
Aryaka Networks, Inc.	Warrant	6/28/2022	Common Stock	486,097	242	—	(12)
Subtotal: Communications & Networking (0.00%)*					242	—
Consumer & Business Products
Gadget Guard, LLC	Warrant	6/3/2014	Common Stock	1,662,441	228	—
Whoop, Inc.	Warrant	6/27/2018	Preferred Series C	686,270	17	713
Subtotal: Consumer & Business Products (0.03%)*					245	713
Consumer & Business Services
Altumint, Inc.	Warrant	10/31/2024	Common Stock	1,701	126	155	(15)
AppDirect, Inc.	Warrant	9/22/2025	Common Stock	87,938	228	188
Carwow LTD	Warrant	12/14/2021	Common Stock	174,163	164	232	(5)(10)
	Warrant	2/13/2024	Preferred Series D-4	109,257	20	62	(5)(10)
Total Carwow LTD				283,420	184	294

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Houzz, Inc.	Warrant	10/29/2019	Common Stock	529,661	$20	$—
Landing Holdings Inc.	Warrant	3/12/2021	Common Stock	11,806	116	11	(15)
Lendio, Inc.	Warrant	3/29/2019	Preferred Series D	127,032	39	7
Peek Travel, Inc.	Warrant	10/28/2025	Common Stock	60,169	157	163
Plentific Ltd	Warrant	10/3/2023	Ordinary Shares	27,298	60	24	(5)(10)
Provi	Warrant	12/22/2022	Common Stock	117,042	166	12	(15)
Rhino Labs, Inc.	Warrant	3/12/2021	Common Stock	13,106	470	—	(15)
SeatGeek, Inc.	Warrant	6/12/2019	Common Stock	1,604,724	1,242	5,096	(12)(16)
Skyword, Inc.	Warrant	11/14/2022	Common Stock	1,607,143	57	2
	Warrant	8/23/2019	Preferred Series B	444,444	83	—
Total Skyword, Inc.				2,051,587	140	2
Snagajob.com, Inc.	Warrant	4/20/2020	Common Stock	600,000	16	—
	Warrant	6/30/2016	Preferred Series A	1,800,000	782	—
	Warrant	8/1/2018	Preferred Series B	1,211,537	62	—
Total Snagajob.com, Inc.				3,611,537	860	—
Thumbtack, Inc.	Warrant	5/1/2018	Common Stock	343,497	985	1,214
Subtotal: Consumer & Business Services (0.32%)*					4,793	7,166
Cybersecurity(28)
Akeyless Security Ltd.	Warrant	8/4/2025	Ordinary Shares	87,917	68	47	(5)(10)(27)(28)
Bitsight Technologies, Inc.	Warrant	11/18/2020	Common Stock	29,691	284	401	(27)(28)
Coronet Cyber Security Ltd.	Warrant	9/26/2024	Ordinary Shares	39,183	254	25	(27)(28)
Dragos, Inc.	Warrant	6/28/2023	Common Stock	57,528	1,575	970	(27)(28)
Morphisec Information Security 2014 Ltd.	Warrant	10/1/2024	Ordinary Shares	200,115	104	58	(5)(10)(27)(28)
Semperis Technologies Inc.	Warrant	4/23/2024	Common Stock	193,264	446	455	(27)(28)
Subtotal: Cybersecurity (0.09%)*					2,731	1,956
Defense Technologies
Saronic Technologies, Inc.	Warrant	6/9/2025	Preferred Series C	109,757	726	1,094	(6)(15)
Subtotal: Defense Technologies (0.05%)*					726	1,094
Drug Discovery & Development
Axsome Therapeutics, Inc.	Warrant	9/25/2020	Common Stock	61,004	1,290	5,765	(4)(10)(12)
Beren Therapeutics P.B.C.	Warrant	10/8/2025	Preferred Series A+	67,923	102	117	(6)
Cellarity, Inc.	Warrant	12/8/2021	Preferred Series B	100,000	287	65	(15)
Century Therapeutics, Inc.	Warrant	9/14/2020	Common Stock	16,112	37	—	(4)
COMPASS Pathways plc	Warrant	6/30/2023	Ordinary Shares	75,376	278	127	(4)(5)(10)
Curevo, Inc.	Warrant	6/9/2023	Common Stock	95,221	233	272	(15)
enGene, Inc.	Warrant	12/22/2023	Common Stock	43,689	118	170	(4)(5)(10)
Heron Therapeutics, Inc.	Warrant	8/9/2023	Common Stock	238,095	228	67	(4)(15)
Kura Oncology, Inc.	Warrant	11/2/2022	Common Stock	14,342	88	16	(4)(10)(15)

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Madrigal Pharmaceuticals, Inc.	Warrant	5/9/2022	Common Stock	13,229	$570	$4,669	(4)(10)
Phathom Pharmaceuticals, Inc.	Warrant	9/17/2021	Common Stock	64,687	848	180	(4)(10)(12)(15)(16)
Redshift Bioanalytics, Inc.	Warrant	3/23/2022	Preferred Series E	475,510	20	10	(15)
Scynexis, Inc.	Warrant	5/14/2021	Common Stock	106,035	296	—	(4)
SynOx Therapeutics Limited	Warrant	4/18/2024	Preferred Series B	251,195	83	84	(5)(10)
TG Therapeutics, Inc.	Warrant	12/30/2021	Common Stock	117,168	721	1,311	(4)(10)
Valo Health, LLC	Warrant	6/15/2020	Common Units	102,216	256	61
X4 Pharmaceuticals, Inc.	Warrant	3/18/2019	Common Stock	46,424	510	8	(4)
Subtotal: Drug Discovery & Development (0.58%)*					5,965	12,922
Electronics & Computer Hardware
908 Devices, Inc.	Warrant	3/15/2017	Common Stock	49,078	101	30	(4)
Locus Robotics Corp.	Warrant	6/21/2022	Common Stock	8,503	34	61
Skydio, Inc.	Warrant	11/8/2021	Common Stock	622,255	557	386
Subtotal: Electronics & Computer Hardware (0.02%)*					692	477
Energy Technologies(28)
Ampion, PBC	Warrant	4/15/2022	Common Stock	18,472	52	45	(28)
Electric Hydrogen Co.	Warrant	3/27/2024	Common Stock	246,618	507	100	(15)(28)
Subtotal: Energy Technologies (0.01%)*					559	145
Financial Technologies(28)
Cloudpay, Inc.	Warrant	4/10/2018	Preferred Series B	6,763	54	811	(5)(10)(27)(28)
Finix Payments, Inc.	Warrant	12/17/2025	Preferred Series C	525,583	38	38	(6)(28)
Worldremit Group Limited	Warrant	2/11/2021	Preferred Series D	77,215	129	55	(5)(10)(28)
	Warrant	8/27/2021	Preferred Series E	1,868	26	—	(5)(10)(28)
Total Worldremit Group Limited				79,083	155	55
Subtotal: Financial Technologies (0.04%)*					247	904
Healthcare Services, Other
Belong Health, Inc.	Warrant	11/13/2025	Common Stock	1,933,102	400	238	(6)
Curana Health Holdings, LLC	Warrant	1/4/2024	Common Units	447,410	156	718
Octave Health Group, Inc.	Warrant	11/28/2025	Common Stock	225,310	168	175	(6)
Recover Together, Inc.	Warrant	7/3/2023	Common Stock	194,830	382	50
Strive Health Holdings, LLC	Warrant	9/28/2023	Common Units	129,400	278	501	(15)
Subtotal: Healthcare Services, Other (0.08%)*					1,384	1,682
Healthcare Technology & Digital Health(28)
Elation Health, Inc.	Warrant	9/12/2022	Common Stock	612,166	739	220	(27)(28)
Imagen Technologies, Inc.	Warrant	11/26/2025	Preferred Series C-3-VI	311,570	110	92	(6)(27)(28)
Modern Life, Inc.	Warrant	3/30/2023	Common Stock	63,202	229	70	(28)
Vida Health, Inc.	Warrant	3/28/2022	Preferred Series E	192,431	121	48	(28)
Subtotal: Healthcare Technology & Digital Health (0.02%)*					1,199	430

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Information Services
NetBase Quid, Inc.	Warrant	8/22/2017	Preferred Series 1	60,000	$356	$—
Signal Media Limited	Warrant	6/29/2022	Common Stock	129,638	57	—	(5)(10)
Subtotal: Information Services (0.00%)*					413	—
Manufacturing Technology
Bright Machines, Inc.	Warrant	3/31/2022	Common Stock	392,308	537	185
MacroFab, Inc.	Warrant	3/23/2022	Common Stock	1,111,111	528	—
VulcanForms Inc.	Warrant	1/30/2025	Common Stock	83,262	37	64
Subtotal: Manufacturing Technology (0.01%)*					1,102	249
Media/Content/Info
Fever Labs, Inc.	Warrant	12/30/2022	Preferred Series E-1	369,370	67	32
Subtotal: Media/Content/Info (0.00%)*					67	32
Medical Devices & Equipment
Orchestra BioMed Holdings, Inc.	Warrant	11/6/2024	Common Stock	167,831	216	299	(4)(6)(15)
Senseonics Holdings, Inc.	Warrant	9/8/2023	Common Stock	51,635	276	75	(4)
Sight Sciences, Inc.	Warrant	1/22/2024	Common Stock	113,247	363	385	(4)(6)(12)
Tela Bio, Inc.	Warrant	3/31/2017	Common Stock	15,712	61	—	(4)
Subtotal: Medical Devices & Equipment (0.03%)*					916	759
Semiconductors
Achronix Semiconductor Corporation	Warrant	1/11/2017	Preferred Series D-2	250,000	92	49
Subtotal: Semiconductors (0.00%)*					92	49
Space Technologies
HawkEye 360, Inc.	Warrant	12/18/2025	Common Stock	40,912	263	283
Loft Orbital Solutions Inc.	Warrant	9/10/2025	Common Stock	22,688	185	184
Stoke Space Technologies, Inc.	Warrant	6/16/2025	Common Stock	99,497	990	2,301	(6)(15)
Subtotal: Space Technologies (0.12%)*					1,438	2,768
Sustainable and Renewable Technology
Tidal Vision Products, Inc.	Warrant	10/10/2025	Common Stock	48,491	232	174	(6)
Subtotal: Sustainable and Renewable Technology (0.01%)*					232	174
System Software(27)
CloudBolt Software, Inc.	Warrant	9/30/2020	Common Stock	211,342	117	1
Cloudian, Inc.	Warrant	11/6/2018	Common Stock	477,454	71	—
Harness, Inc.	Warrant	3/12/2024	Common Stock	193,618	534	1,446
Lightbend, Inc.	Warrant	2/14/2018	Preferred Series LB-2	86,984	131	38
Scylla DB Ltd.	Warrant	7/24/2025	Ordinary Shares	159,684	52	59	(5)(10)
Subtotal: System Software (0.07%)*					905	1,544
Total: Warrant Investments (1.86%)*					$33,450	$41,162
Total Investments in Securities (201.24%)*					$4,463,328	$4,459,584

See notes to consolidated financial statements

HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(dollars in thousands)

Portfolio Company	Type of Investment	Acquisition Date(4)	Series (3)	Shares	Cost (2)	Value	Footnotes
Investment Funds & Vehicles Investments
Cybersecurity(28)
Liberty Zim Co-Invest L.P.	Investment Funds & Vehicles	7/21/2022			$385	$364	(5)(10)(27)(28)
Subtotal: Cybersecurity (0.02%)*					385	364
Drug Discovery & Development
Forbion Growth Opportunities Fund I C.V.	Investment Funds & Vehicles	11/16/2020			2,906	5,408	(5)(10)(17)
Forbion Growth Opportunities Fund II C.V.	Investment Funds & Vehicles	6/23/2022			1,349	1,291	(5)(10)(17)
Subtotal: Drug Discovery & Development (0.30%)*					4,255	6,699
Total: Investment Funds & Vehicles Investments (0.32%)*					$4,640	$7,063
Total Investments before Cash & Cash Equivalents (201.56%)*					$4,467,968	$4,466,647

Cash & Cash Equivalents
GS Financial Square Government Fund	Cash & Cash Equivalents		FGTXX/38141W273		$10,250	$10,250
Total: Investments in Cash & Cash Equivalents (0.46%)*					$10,250	$10,250
Total: Investments after Cash & Cash Equivalents (202.02%)*					$4,478,218	$4,476,897

Foreign Currency Forward Contracts

Foreign Currency	Settlement Date	Counterparty	Amount	Transaction	US $ Notional Value at Settlement Date	Value
Great British Pound (GBP)	6/5/2026	Goldman Sachs Bank USA	£20,814	Sold	$28,056	$50
Total Foreign Currency Forward (0.00%)*					$28,056	$50
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
(16)Denotes that the fair value of the Company’s total investments in this portfolio company represents greater than 5% of the Company’s total net assets as of December 31, 2025.
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
(27)Effective December 31, 2025, the former “Software” category has been separated into “Application Software” and “System Software”.
(28)Effective September 30, 2026, the Company added the “Cybersecurity”, “Energy Technologies”, “Financial Technologies” and “Healthcare Technology & Digital Health” industry categories, which include investments previously classified within “Application Software”, “Consumer & Business Services”, “Healthcare Services, Other”, “Information Services”, “Sustainable and Renewable Technology” and “System Software”. Prior period amounts have been reclassified to conform to the current period presentation.

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
Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated a group of the Company’s executive officers and senior employees to serve as the Board’s “valuation designee” (such group of executive officers and senior employees are referred to herein as the “Valuation Committee”). As of September 30, 2026, approximately 97.8% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Company's Valuation Committee and approved by the Board. Fair value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Valuation Committee, as valuation designee of the Board. The Company’s investments are carried at fair value in accordance with Rule 2a-5 under the 1940 Act and ASC Topic 946. Given the Company's investment strategy, nature of investments, and types of businesses in which it invests, substantially all of the Company’s investments are considered Level 3 assets under ASC Topic 820 because there generally is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to the valuation guidelines approved by the Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market values, the fair value of the Company’s investments may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.
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
The Company assumes the sale of each debt security in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished but includes an exit concept. The Company determines the yield at inception for each debt investment. The Company then uses senior secured, leveraged loan yields provided by third party providers to calibrate the change in market yields between inception of the debt investment and the measurement date. Industry specific indices and other relevant market data are used to benchmark and assess market-based movements for reasonableness. As part of determining the fair value, the Company also evaluates the collateral for recoverability of the debt investments. The Company considers each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a credit adjusted hypothetical yield for each investment as of the measurement date. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date. The Company’s process includes an analysis of, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date.

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
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consist solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value. As of September 30, 2026, the Company held $450 thousand (Cost basis $455 thousand) of foreign cash. As of December 31, 2025, the Company held $113 thousand (Cost basis $113 thousand) of foreign cash. Foreign cash includes the value of foreign currencies held and translated using the prevailing foreign exchange rates on the reporting date. Restricted cash includes amounts that are held as collateral securing certain of the Company’s financing transactions, including amounts held in a securitization trust by trustees related to its 2031 Asset-Backed Notes (refer to “Note 5 – Debt”).
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
Debt investments are placed on non-accrual status when it is probable that principal, interest or fees will not be collected according to contractual terms. When a debt investment is placed on non-accrual status, the Company ceases to recognize interest and fee income until the portfolio company has paid all principal and interest due or demonstrated the ability to repay its current and future contractual obligations to the Company. The Company may decide to continue to accrue interest on a loan where the investment has sufficient collateral value to collect all of the contractual amount due and is in the process of collection. Interest collected on non-accrual investments are generally applied to principal.
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
Comprehensive Income
The Company reports all changes in comprehensive income in the Consolidated Statements of Operations. The Company did not have other comprehensive income for the three and nine months ended September 30, 2026 or 2025. The Company’s comprehensive income is equal to its net increase in net assets resulting from operations.
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

3. Fair Value of Financial Instruments
The Company values financial instruments in accordance with ASC 820, using the techniques and approaches outlined in the Company's valuation guidelines, which are approved by the Board. During the periods ended September 30, 2026 and December 31, 2025, there were no changes to the Company’s valuation techniques or approaches as described herein.
Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2026 and December 31, 2025.

(in thousands)	Balance as of September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash and cash equivalents
Money Market Fund(1)	$68	$68	$—	$—

Other assets and liabilities
Escrow Receivables	$686	$—	$—	$686
Accounts Payable and Accrued Liabilities	(91)	—	—	(91)

Investments
Senior Secured Debt	$4,568,831	$—	$—	$4,568,831
Unsecured Debt	77,146	—	—	77,146
Preferred Stock	57,771	—	—	57,771
Common Stock(2)	89,063	30,095	—	58,968
Warrants	46,290	—	9,479	36,811
	$4,839,101	$30,095	$9,479	$4,799,527
Investment Funds & Vehicles measured at Net Asset Value(3)	6,802
Total Investments, at fair value	$4,845,903
Derivative Instruments(4)	338
Total Investments including cash and cash equivalents and derivative instruments	$4,846,309

(in thousands)	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Cash and cash equivalents
Money Market Fund(1)	$10,250	$10,250	$—	$—

Other assets and liabilities
Escrow Receivables	$168	$—	$—	$168
Accounts Payable and Accrued Liabilities	(87)	$—	$—	(87)

Investments
Senior Secured Debt	$4,209,798	$—	$—	$4,209,798
Unsecured Debt	69,614	—	—	69,614
Preferred Stock	52,735	—	—	52,735
Common Stock(2)	86,275	21,555	—	64,720
Warrants	41,162	—	13,101	28,061
	$4,459,584	$21,555	$13,101	$4,424,928
Investment Funds & Vehicles measured at Net Asset Value(3)	7,063
Total Investments, at fair value	$4,466,647
Derivative Instruments(4)	50
Total Investments including cash and cash equivalents and derivative instruments	$4,476,947
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

The table below presents a reconciliation of changes for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2026 and 2025.

(in thousands)	Balance as of January 1, 2026	Net Realized Gains (Losses)(1)	Net Change in Unrealized Appreciation (Depreciation)(2)	Purchases(5)	Capitalized PIK Interest	Sales	Repayments(6)	Gross Transfers into Level 3(3)*	Gross Transfers out of Level 3(3)*	Balance as of September 30, 2026

Investments
Senior Secured Debt	$4,209,798	$(1,810)	$(10,558)	$1,422,918	$34,100	$(63,483)	$(1,014,775)	$—	$(7,359)	$4,568,831
Unsecured Debt	69,614	—	(3,380)	8,201	2,711	—	—	—	—	77,146
Preferred Stock	52,735	3,090	1,050	10,149	—	(7,922)	—	—	(1,331)	57,771
Common Stock	64,720	(2,217)	(13,154)	3,260	—	(1,000)	—	7,359	—	58,968
Warrants	28,061	3,273	8,538	4,293	—	(7,053)	—	—	(301)	36,811
Other Assets and Liabilities
Escrow Receivables	168	(26)	(74)	696	—	(78)	—	—	—	686
Accounts Payable and Accrued Liabilities	(87)	—	—	4	—	(8)	—	—	—	(91)
Total	$4,425,009	$2,310	$(17,578)	$1,449,521	$36,811	$(79,544)	$(1,014,775)	$7,359	$(8,991)	$4,800,122

(in thousands)	Balance as of January 1, 2025	Net Realized Gains (Losses)(1)	Net Change in Unrealized Appreciation (Depreciation)(2)	Purchases(5)	Capitalized PIK Interest	Sales	Repayments(6)	Gross Transfers into Level 3(4)*	Gross Transfers out of Level 3(4)*	Balance as of September 30, 2025
Investments
Senior Secured Debt	$3,419,044	$(54,380)	$42,790	$1,346,167	$37,527	$(67,521)	$(690,976)	$—	$(5,242)	$4,027,409
Unsecured Debt	75,557	—	547	258	4,009	—	—	—	(12,222)	68,149
Preferred Stock	53,802	—	(6,309)	4,329	—	—	—	—	—	51,822
Common Stock	44,593	(645)	2,969	975	—	(1,606)	—	22,558	(5,094)	63,750
Warrants	21,823	607	1,419	5,372	—	(1,410)	—	—	—	27,811
Other Assets and Liabilities
Escrow Receivables	152	73	(30)	1,814	—	(1,864)	—	—	—	145
Accounts Payable and Accrued Liabilities	(1,012)	(568)	1,534	2,003	—	(1,991)	—	—	—	(34)
Total	$3,613,959	$(54,913)	$42,920	$1,360,918	$41,536	$(74,392)	$(690,976)	$22,558	$(22,558)	$4,239,052
* The Company recognizes transfers as of the transaction date.
(1)Included in net realized gains (losses) in the accompanying Consolidated Statements of Operations.
(2)Included in net change in unrealized appreciation (depreciation) in the accompanying Consolidated Statements of Operations.
(3)Transfers out of Level 3 during the nine months ended September 30, 2026 related to the initial public offerings of Alamar Biosciences, Inc. and HawkEye 360, Inc. and the partial conversion of the Company’s Level 3 debt investment in Annex Cloud into common stock Level 3 investments.
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

(in millions)	Nine Months Ended September 30,
	2026	2025
Debt investments	$(10.3)	$17.3
Preferred stock	3.6	(6.3)
Common stock	(15.4)	(2.5)
Warrant investments	7.6	1.6

The following tables provide quantitative information about the Company’s Level 3 fair value measurements as of September 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation guidelines, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements. See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in “Note 2 – Summary of Significant Accounting Policies”. The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level 3 Debt Investments	Fair Value as of September 30, 2026 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(2)
Pharmaceuticals	$851,395	Market Comparable Companies	Hypothetical Market Yield	8.07% - 17.48%	11.43%
			Premium/(Discount)	(2.00%) - 2.00%	(0.17%)

Technology	1,945,189	Market Comparable Companies	Hypothetical Market Yield	8.84% - 20.74%	12.13%
			Premium/(Discount)	(2.25%) - 8.50%	(0.22%)
	30,316	Convertible Note Analysis	Hypothetical Market Yield	25.78% - 25.78%	25.78%
	66,849	Liquidation(3)	Probability weighting of alternative outcomes	10.00% - 60.00%	45.45%

Medical Devices	96,121	Market Comparable Companies	Hypothetical Market Yield	11.56% - 15.17%	12.41%
			Premium/(Discount)	(0.50%) - 1.50%	(0.06%)

Lower Middle Market	932,086	Market Comparable Companies	Hypothetical Market Yield	11.05% - 17.88%	13.27%
			Premium/(Discount)	(1.00%) - 3.00%	0.54%
Debt Investments for which Cost Approximates Fair Value
	328,972	Debt Investments originated within 6 months
	128,789	Imminent Payoffs(4)
	219,903	Debt Investments Maturing in Less than One Year
	46,357	Debt Investments in Wholly-Owned Subsidiaries
	$4,645,977	Total Level 3 Debt Investments
Escrow Receivables	686	Expected Proceeds
Accounts Payable and Accrued Liabilities	(91)	Liquidation(3)	Probability weighting of alternative outcomes	10.00% - 50.00%	44.84%
	$4,646,572	Total Level 3 Debt Investments and Other Assets (Liabilities)
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
•Technology, above, is comprised of debt investments in the “Application Software”, “Communications & Networking”, “Consumer & Business Services”, “Cybersecurity”, “Defense Technologies”, “Electronics & Computer Hardware”, “Energy Technologies”, “Financial Technologies”, “Healthcare Technology & Digital Health”, “Manufacturing Technology”, “Space Technologies”, and “System Software” industries.
•Medical Devices, above, is comprised of debt investments in the “Medical Devices & Equipment” industry.
•Lower Middle Market, above, is comprised of debt investments in the “Application Software”, “Biotechnology Tools”, “Consumer & Business Products”, “Consumer & Business Services”, “Diversified Financial Services”, “Energy Technologies”, “Healthcare Services, Other”, “Healthcare Technology & Digital Health”, and “Sustainable and Renewable Technology” industries.
(2)The weighted averages are calculated based on the fair market value of each investment.
(3)The significant unobservable input used in the fair value measurement of impaired debt securities and other investment receivables (payables) is the probability weighting of alternative outcomes.
(4)Imminent Payoffs represent debt investments that the Company expects to be repaid within the next three to six months, prior to their scheduled maturity date.

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

Investment Type - Level 3 Equity and Warrant Investments	Fair Value as of September 30, 2026 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(1)	Range	Weighted Average(5)
Equity Investments	$46,402	Market Comparable Companies	Revenue Multiple(2)	0.2x - 11.8x	4.3x
			Tangible Book Value Multiple(2)	1.6x - 1.6x	1.6x
			Discount for Lack of Marketability(3)	16.37% - 87.50%	26.45%
	19,154	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(90.86%) - 12.29%	(9.88%)
	33,892	Discounted Cash Flow	Discount Rate(7)	11.98% - 36.07%	33.58%
	17,291	Other(6)
Warrant Investments	20,836	Market Comparable Companies	Revenue Multiple(2)	0.2x - 13.2x	3.5x
			Discount for Lack of Marketability(3)	14.91% - 60.88%	24.11%
	15,975	Market Adjusted OPM Backsolve	Market Equity Adjustment(4)	(57.88%) - 147.52%	31.11%
Total Level 3 Equity and Warrant Investments	$153,550
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
(6)The fair value of these investments is derived from recent private market transaction prices, liquidation analysis, or the value of the assets held by the underlying funds.
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
The following tables provide additional information about the approximate fair value and level in the fair value hierarchy of the Company’s outstanding borrowings as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026
Description	Carrying Value	Approximate Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Market Quotations (Level 2)*
SBA Debentures (1)	$341,889	$319,346	$—	$—	$319,346	$—
January 2027 Notes	349,593	348,541	—	348,541	—	0.996
2028 Convertible Notes	282,405	283,729	—	283,729	—	0.987
February 2029 Notes	295,257	293,412	—	293,412	—	0.978
June 2030 Notes	343,919	340,717	—	340,717	—	0.973
2031 Asset-Backed Notes	49,660	48,542	—	48,542	—	0.978
July 2031 Notes	317,419	313,290	—	313,290	—	0.964
2033 Notes (2)	39,232	39,840	—	39,840	—	0.996
MUFG Bank Facility (3)	241,000	241,000	—	—	241,000	—
SMBC Facility (3)	290,096	290,219	—	—	290,219	—
Total	$2,550,470	$2,518,636	$—	$1,668,071	$850,565
* Level 2 market quotations are the observable market quotations per dollar at par value on the last trading day of the quarter ended September 30, 2026.
(1)The fair values of the SBA debentures (as defined in "Note 5 - Debt") are calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms.
(2)As of September 30, 2026, the 2033 Notes (as defined in “Note 5 - Debt”) were trading on the New York Stock Exchange (“NYSE”) at $24.90 per unit at par value. The par value at underwriting for the 2033 Notes was $25.00 per unit.
(3)The fair values of the outstanding debt under the MUFG Bank Facility and the SMBC Facility (each as defined in “Note 5 - Debt”) are equal to their outstanding principal balances as of September 30, 2026.

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
The following table summarizes the Company’s realized gains and losses and changes in unrealized appreciation and depreciation on control and affiliate investments for the three and nine months ended September 30, 2026 and 2025.

(in thousands)			Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
Portfolio Company(1)	Type	Fair Value as of September 30, 2026	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$180	$—	$—	$(42)	$—	$—	$—	$(38)	$—
Gibraltar Acquisition LLC(2)	Control	62,136	1,153	32	(242)	—	3,422	98	816	—
Hercules Adviser LLC(3)	Control	49,942	2,238	—	(742)	—	6,491	—	(3,481)	—
Tectura Corporation	Control	9,772	174	—	740	—	515	—	431	—
Total Control Investments		$122,030	$3,565	$32	$(286)	$—	$10,428	$98	$(2,272)	$—
Affiliate Investments
Annex Cloud	Affiliate	$3,036	$—	$—	$(289)	$5	$—	$—	$(289)	$5
Total Affiliate Investments		3,036	—	—	(289)	5	—	—	(289)	5
Total Control & Affiliate Investments		$125,066	$3,565	$32	$(575)	$5	$10,428	$98	$(2,561)	$5

(in thousands)			Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
Portfolio Company(1)	Type	Fair Value as of September 30, 2025	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Interest & Dividend Income	Fee Income	Net Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)
Control Investments
Coronado Aesthetics, LLC	Control	$344	$—	$—	$31	$—	$—	$—	$275	$—
Gibraltar Acquisition LLC(2)	Control	60,193	1,123	44	(118)	—	3,786	124	386	—
Hercules Adviser LLC(3)	Control	43,510	2,100	—	(712)	—	6,100	—	1,320	—
Tectura Corporation	Control	8,276	174	—	(1,742)	—	516	—	(3,381)	—
Total Control Investments		$112,323	$3,397	$44	$(2,541)	$—	$10,402	$124	$(1,400)	$—
(1)In accordance with Rules 3-09, 4-08(g), and Rule 10-01(b)(1) of Regulation S-X, (“Rule 3-09”, “Rule 4-08(g)”, and “Rule 10-01(b)(1)”, respectively), the Company must determine if its unconsolidated subsidiaries are considered “significant subsidiaries”. As of September 30, 2026 and September 30, 2025, there were no unconsolidated subsidiaries that are considered “significant subsidiaries”.
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

Portfolio Composition
The following table shows the fair value of the Company’s portfolio of investments by asset class as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026		December 31, 2025
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt	$4,568,831	94.3%	$4,209,798	94.2%
Unsecured Debt	77,146	1.6%	69,614	1.6%
Preferred Stock	57,771	1.2%	52,735	1.2%
Common Stock	89,063	1.8%	86,275	1.9%
Warrants	46,290	1.0%	41,162	0.9%
Investment Funds & Vehicles	6,802	0.1%	7,063	0.2%
Total	$4,845,903	100.0%	$4,466,647	100.0%
A summary of the Company’s investment portfolio, at value, by geographic location as of September 30, 2026 and December 31, 2025 is shown as follows:

(in thousands)	September 30, 2026		December 31, 2025
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$4,373,284	90.3%	$4,035,927	90.4%
United Kingdom	131,959	2.7%	118,031	2.7%
Netherlands	114,239	2.4%	117,344	2.6%
Israel	68,634	1.4%	67,280	1.5%
Germany	58,410	1.2%	50,386	1.1%
Switzerland	48,514	1.0%	35,504	0.8%
Sweden	21,386	0.4%	18,244	0.4%
Canada	18,109	0.4%	16,841	0.4%
Ireland	10,901	0.2%	4,729	0.1%
Singapore	—	0.0%	1,827	0.0%
Other(1)	467	0.0%	534	0.0%
Total	$4,845,903	100.0%	$4,466,647	100.0%
(1)The Company’s investment portfolio based in Denmark has been consolidated with “Other”. Prior year amounts have been reclassified to conform to the current presentation.

The following table shows the fair value of the Company’s portfolio by industry sector as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026		December 31, 2025
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Application Software(1)	$1,124,669	23.2%	$1,045,146	23.4%
Drug Discovery & Development	1,021,317	21.1%	1,039,712	23.3%
Healthcare Services, Other(1)	909,478	18.8%	776,321	17.4%
Consumer & Business Services(1)	367,226	7.6%	441,467	9.9%
Defense Technologies	312,021	6.4%	140,458	3.1%
Cybersecurity(1)	200,668	4.1%	163,932	3.7%
Healthcare Technology & Digital Health(1)	136,408	2.8%	126,476	2.8%
System Software(1)	121,824	2.5%	308,613	6.9%
Medical Devices & Equipment	118,674	2.5%	77,257	1.7%
Diversified Financial Services	112,078	2.3%	105,896	2.4%
Biotechnology Tools	79,433	1.6%	23,164	0.5%
Electronics & Computer Hardware	67,947	1.4%	66,992	1.5%
Space Technologies	61,742	1.3%	47,816	1.1%
Energy Technologies(1)	59,307	1.2%	30,346	0.7%
Consumer & Business Products	41,387	0.9%	8,810	0.2%
Manufacturing Technology	39,350	0.8%	20,190	0.4%
Communications & Networking	33,652	0.7%	26,263	0.6%
Financial Technologies(1)	26,576	0.5%	8,971	0.2%
Sustainable and Renewable Technology(1)	8,000	0.2%	5,413	0.1%
Information Services(1)	3,759	0.1%	3,200	0.1%
Semiconductors	329	0.0%	158	0.0%
Media/Content/Info	44	0.0%	32	0.0%
Drug Delivery	14	0.0%	14	0.0%
Total	$4,845,903	100.0%	$4,466,647	100.0%
(1)Effective September 30, 2026, the Company added the “Cybersecurity”, “Energy Technologies”, “Financial Technologies” and “Healthcare Technology & Digital Health” industry categories, which include investments previously classified within “Application Software”, “Consumer & Business Services”, “Healthcare Services, Other”, “Information Services”, “Sustainable and Renewable Technology” and “System Software”. Prior period amounts have been reclassified to conform to the current period presentation.
No single portfolio investment represents more than 10% of the fair value of the Company’s total investments as of September 30, 2026 or December 31, 2025.
Concentrations of Credit Risk
The Company’s customers are primarily privately held companies and public companies which are active in the “Application Software”, “Drug Discovery & Development”, “Healthcare Services, Other”, “Consumer & Business Services”, and “Defense Technologies” sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.
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
As of September 30, 2026 and December 31, 2025, the Company’s ten largest portfolio companies represented approximately 25.6% and 28.6%, respectively, of the total fair value of the Company’s investments in portfolio companies. As of September 30, 2026 and December 31, 2025, the Company had seven and seven portfolio companies, respectively, that represented 5% or more of the Company’s net assets. As of September 30, 2026, the Company had three equity investments which represented approximately 49.9% of the total fair value of the Company's equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. As of December 31, 2025, the Company had two equity investments which represented approximately 48.4% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments.

Investment Collateral
In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. The Company's investments were collateralized as follows as of September 30, 2026 and December 31, 2025:

	Percentage of debt investments (at fair value), as of
	September 30, 2026	December 31, 2025
Senior Secured First Lien
All assets including intellectual property	77.1%	72.8%
All assets with negative pledge on intellectual property	5.0%	9.5%
“Last-out” with security interest in all of the assets	5.9%	7.0%
Equipment-Only Lien	0.8%	0.0%
Total senior secured first lien position	88.8%	89.3%
Second lien	9.5%	9.1%
Unsecured	1.7%	1.6%
Total debt investments at fair value	100.0%	100.0%
Derivative Instruments
The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. The following is a summary of the fair value and location of the Company’s derivative instruments in the Consolidated Statements of Assets and Liabilities held as of September 30, 2026 and December 31, 2025:

(in thousands)		Fair Value
Derivative Instrument	Statement Location	September 30, 2026	December 31, 2025
Foreign currency forward contract	Other assets	$338	$50
	Total	$338	$50
Net realized and unrealized gains and losses on derivative instruments recorded by the Company during the three and nine months ended September 30, 2026 and 2025 are in the following locations in the Consolidated Statements of Operations:

(in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2026	2025	2026	2025
Foreign currency forward contract	Net realized gain (loss) - Non-control / Non-affiliate investments	$(38)	$—	$(13)	$(1,551)
Foreign currency forward contract	Net change in unrealized appreciation (depreciation) - Non-control / Non-affiliate investments	(16)	593	288	(452)
	Total	$(54)	$593	$275	$(2,003)

Investment Income
The Company’s investment portfolio generates interest, fee, and dividend income. The composition of the Company’s interest income and fee income is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest income	$106,863	$97,533	$315,080	$280,771
Exit fee interest income	12,294	14,246	43,237	39,264
PIK interest income	10,563	14,475	35,819	41,583
Dividend income	2,100	2,100	6,300	6,600
Other investment income(1)	2,406	2,803	8,235	8,082
Total interest and dividend income	$134,226	$131,157	$408,671	$376,300

Recurring fee income	$3,395	$2,945	$9,582	$8,379
Fee income - expired commitments	338	454	1,648	1,486
Accelerated fee income - early repayments	2,156	3,537	10,864	8,898
Total fee income	$5,889	$6,936	$22,094	$18,763
(1)Other investment income includes OID interest income and interest recorded on other assets.

As of September 30, 2026 and December 31, 2025, unamortized capitalized fee income was recorded as follows:

(in millions)	September 30, 2026	December 31, 2025
Offset against debt investment cost	$43.9	$42.5
Deferred obligation contingent on funding or other milestone	9.5	9.8
Total Unamortized Fee Income	$53.4	$52.3
As of September 30, 2026 and December 31, 2025, loan exit fees receivable were recorded as follows:

(in millions)	September 30, 2026	December 31, 2025
Included within debt investment cost	$52.9	$48.6
Deferred receivable related to expired commitments	4.4	4.5
Total Exit Fees Receivable	$57.3	$53.1
5. Debt
As of September 30, 2026 and December 31, 2025, the Company had the following available and outstanding debt:

(in thousands)	September 30, 2026			December 31, 2025
	Total Available	Principal Outstanding	Carrying Value(1)	Total Available	Principal Outstanding	Carrying Value(1)
SBA Debentures(2)(4)	$425,000	$350,000	$341,889	$350,000	$350,000	$341,012
March 2026 A Notes	—	—	—	50,000	50,000	49,984
March 2026 B Notes	—	—	—	50,000	50,000	49,983
September 2026 Notes	—	—	—	325,000	325,000	324,302
January 2027 Notes	350,000	350,000	349,593	350,000	350,000	348,596
2028 Convertible Notes	287,500	287,500	282,405	287,500	287,500	280,412
February 2029 Notes	300,000	300,000	295,257	—	—	—
June 2030 Notes	350,000	350,000	343,919	350,000	350,000	342,694
2031 Asset-Backed Notes	49,660	49,660	49,660	64,636	64,636	64,530
July 2031 Notes	325,000	325,000	317,419	—	—	—
2033 Notes	40,000	40,000	39,232	40,000	40,000	39,151
MUFG Bank Facility(2)	440,000	241,000	241,000	440,000	168,000	168,000
SMBC Facility(2)(3)(5)	475,000	290,219	290,096	475,000	277,934	277,780
Total	$3,042,160	$2,583,379	$2,550,470	$2,782,136	$2,313,070	$2,286,444
(1)Except for the SMBC Facility and MUFG Bank Facility, all carrying values represent the principal amount outstanding less the remaining unamortized debt issuance costs and unaccreted premium or discount, if any, associated with the debt as of the balance sheet date.

(2)Availability subject to the Company meeting the borrowing base and/or capital commitment requirements.
(3)“Total Available” includes $175.0 million of available commitment through the letter of credit facility as of September 30, 2026 and December 31, 2025.
(4)As of September 30, 2026, the total available debt under the SBA Debentures was $425.0 million, of which $175.0 million was available to HC IV and $250.0 million was available to SBIC V, subject to compliance with certain conditions. As of December 31, 2025, the total available debt under the SBA Debentures was $350.0 million, of which $175.0 million was available to HC IV and $175.0 million was available to SBIC V. As of September 30, 2026, HC IV has issued the entire $175.0 million and SBIC V has issued $175.0 million in SBIC Debentures.
(5)In November 2024, the Company amended its SMBC Facility and converted a portion of the existing revolver facility into a term loan facility in connection therewith. As of September 30, 2026, the term loan portion of the SMBC Facility for total available, outstanding principal, and carrying value was $25.0 million, $25.0 million, and $24.9 million respectively. As of December 31, 2025, the term loan portion of the SMBC Facility for total available, outstanding principal, and carrying value was $25.0 million, $25.0 million, and $24.8 million, respectively.
Debt issuance costs, net of accumulated amortization, were as follows as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
SBA Debentures	$8,111	$8,988
March 2026 A Notes	—	16
March 2026 B Notes	—	17
September 2026 Notes	—	698
January 2027 Notes	407	1,404
2028 Convertible Notes	5,095	7,088
February 2029 Notes	4,743	—
June 2030 Notes	6,081	7,306
2031 Asset-Backed Notes	—	106
July 2031 Notes	7,581	—
2033 Notes	768	849
MUFG Bank Facility(1)	2,772	3,537
SMBC Facility(1)(2)	1,604	2,214
Total	$37,162	$32,223
(1)The MUFG Bank Facility and SMBC Facility are line-of-credit arrangements, the debt issuance costs associated with these instruments are included within Other assets on the Consolidated Statements of Assets and Liabilities in accordance with ASC Subtopic 835-30.
(2)As part of the November 2024 amendment of the SMBC Facility, the existing revolver facility was split into a revolver facility and a term loan facility. As of September 30, 2026, the debt issuance costs, net of accumulated amortization of the revolver facility is $1.5 million and the term loan is $0.1 million. As of December 31, 2025, the debt issuance costs, net of accumulated amortization of the revolver facility is $2.0 million and the term loan is $0.2 million.
For the three and nine months ended September 30, 2026, the components of interest expense, related fees, losses on debt extinguishment and cash paid for interest expense for debt were as follows:

(in thousands)	Three Months Ended September 30, 2026					Nine Months Ended September 30, 2026
Description	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense	Interest expense(1)	Amortization of debt issuance cost (loan fees)	Unused facility and other fees (loan fees)	Total interest expense and fees	Cash paid for interest expense
SBA Debentures	$3,325	$295	$—	$3,620	$6,651	$9,867	$876	$—	$10,743	$12,993
March 2026 A Notes	—	—	—	—	—	393	16	—	409	1,125
March 2026 B Notes	—	—	—	—	—	398	17	—	415	1,138
September 2026 Notes	1,836	172	—	2,008	4,266	6,185	578	—	6,763	8,531
January 2027 Notes	3,079	207	—	3,286	5,906	9,236	621	—	9,857	11,813
2028 Convertible Notes	3,724	354	—	4,078	6,828	11,174	1,062	—	12,236	13,656
February 2029 Notes	4,148	316	—	4,464	8,025	10,627	809	—	11,436	8,025
June 2030 Notes	5,381	216	—	5,597	—	16,263	654	—	16,917	10,500
2031 Asset-Backed Notes(2)	623	—	—	623	624	2,221	71	—	2,292	2,209
July 2031 Notes	3,950	156	—	4,106	—	3,950	156	—	4,106	—
2033 Notes	618	27	—	645	625	1,868	81	—	1,949	1,875
MUFG Bank Facility	1,509	259	763	2,531	1,260	5,778	777	1,881	8,436	5,724
SMBC Facility	1,691	203	347	2,241	1,266	8,200	609	790	9,599	7,930
Total	$29,884	$2,205	$1,110	$33,199	$35,451	$86,160	$6,327	$2,671	$95,158	$85,519
(1)Interest expense includes amortization of OID for the three months ended September 30, 2026, of $35 thousand, $126 thousand, $311 thousand, $180 thousand, $189 thousand, and $139 thousand related to the September 2026 Notes, January 2027 Notes, 2028 Convertible Notes, February 2029 Notes, June 2030 Notes, and July 2031 Notes, respectively. Interest expense includes amortization of OID for the nine months ended September 30, 2026, of $118 thousand, $377 thousand, $932 thousand, $461 thousand, $572 thousand, $33 thousand, and $139 thousand related to the September 2026 Notes, January 2027 Notes, 2028 Convertible Notes, February 2029 Notes, June 2030 Notes, 2031 Asset-Backed Notes, and July 2031 Notes, respectively.
(2)During the three and nine months ended September 30, 2026, the Company has recognized zero and $2 thousand, respectively, of loss on debt extinguishment for 2031 Asset-Backed Notes.
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
(2)During the three and nine months ended September 30, 2025, the Company has recognized $84 thousand and $120 thousand, respectively, of loss on debt extinguishment for 2031 Asset-Backed Notes.
The overall weighted average interest cost, cost of debt and debt outstanding for the Company for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Weighted average interest cost(1)	4.7%	4.4%	4.6%	4.3%
Weighted average cost of debt(2)	5.4%	5.1%	5.2%	4.9%
Weighted average debt outstanding	$2,457,332	$2,128,248	$2,429,053	$2,029,422
(1)Interest cost consists of contractual interest on borrowings.
(2)Cost of debt includes interest, amortization of debt issuance costs and discounts, and fees.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with the terms of all borrowing arrangements. There are no sinking fund requirements for any of the Company's debt.

SBA Debentures
The Company held the following SBA debentures outstanding principal balances as of September 30, 2026 and December 31, 2025:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	September 30, 2026	December 31, 2025
March 26, 2021	September 1, 2031	1.58%	$37,500	$37,500
June 25, 2021	September 1, 2031	1.58%	16,200	16,200
July 28, 2021	September 1, 2031	1.58%	5,400	5,400
August 20, 2021	September 1, 2031	1.58%	5,400	5,400
October 21, 2021	March 1, 2032	3.21%	14,000	14,000
November 1, 2021	March 1, 2032	3.21%	21,000	21,000
November 15, 2021	March 1, 2032	3.21%	5,200	5,200
November 30, 2021	March 1, 2032	3.21%	20,800	20,800
December 20, 2021	March 1, 2032	3.21%	10,000	10,000
December 23, 2021	March 1, 2032	3.21%	10,000	10,000
December 28, 2021	March 1, 2032	3.21%	5,000	5,000
January 14, 2022	March 1, 2032	3.21%	4,500	4,500
January 21, 2022	March 1, 2032	3.21%	20,000	20,000
November 8, 2024	March 1, 2035	5.09%	30,000	30,000
December 6, 2024	March 1, 2035	5.09%	33,600	33,600
December 12, 2024	March 1, 2035	5.09%	8,400	8,400
December 20, 2024	March 1, 2035	5.09%	32,000	32,000
February 5, 2025	March 1, 2035	5.09%	6,000	6,000
March 28, 2025	September 1, 2035	4.66%	10,000	10,000
April 25, 2025	September 1, 2035	4.66%	15,000	15,000
May 9, 2025	September 1, 2035	4.66%	5,000	5,000
June 5, 2025	September 1, 2035	4.66%	17,000	17,000
June 12, 2025	September 1, 2035	4.66%	3,000	3,000
June 25, 2025	September 1, 2035	4.66%	15,000	15,000
Total SBA Debentures			$350,000	$350,000
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
HC IV and SBIC V each received their licenses to operate as an SBIC on October 27, 2020 and July 9, 2024, respectively, and each license has a 10-year term. Each license provides the Company access to capital through the SBA debenture program, subject to maintaining certain capital commitments. HC IV has access to up to $175.0 million of capital and has issued the entire $175.0 million of its available SBIC guaranteed debenture capacity. In September 2026, the SBA granted SBIC V an additional $75.0 million of SBIC guaranteed debenture capacity. Thereafter, and subject to compliance with certain conditions, SBIC V has access to up to $250.0 million of SBIC guaranteed debenture capacity, of which $175.0 million was issued and outstanding as of September 30, 2026. SBA debentures bear fixed interest based on the treasury rate plus a spread applicable for the period the debentures are drawn. HC IV’s investment period concluded on October 27, 2025 and therefore, it will no longer make any future commitments to new portfolio companies. HC IV will only satisfy contractually agreed upon follow-on fundings to existing portfolio companies and may seek to pay-off a portion or all of the outstanding debentures early depending on the available liquidity in HC IV.

The following table summarizes information related to our SBICs as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
Description	HC IV	SBIC V	HC IV	SBIC V
Number of investments held	37	39	39	28
Fair value of investments (in millions)	$402.2	$319.9	$404.8	$277.6
Percentage of fair value of investments based on the Company's total investment portfolio	8.3%	6.6%	9.1%	6.2%
Tangible assets (in millions)	$417.4	$324.5	$421.2	$283.1
Percentage of tangible assets based on the Company's total assets	8.4%	6.6%	9.2%	6.2%
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

September 2026 Notes
On September 16, 2021, the Company issued $325.0 million in aggregate principal amount of 2.625% interest-bearing unsecured notes due September 16, 2026 (the “September 2026 Notes”), unless repurchased in accordance with the terms of the Seventh Supplemental Indenture, dated September 16, 2021 (the “Seventh Supplemental Indenture”). Interest on the September 2026 Notes was payable semiannually in arrears on March 16 and September 16 of each year. The September 2026 Notes were general unsecured obligations and ranked pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. On September 16, 2026, the Company fully repaid the aggregate outstanding $325.0 million principal and $4.3 million of accrued interest pursuant to the terms of the Seventh Supplemental Indenture.
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
Prior to the close of business on the business day immediately preceding March 1, 2028, holders may convert their 2028 Convertible Notes only under certain circumstances set forth in the 2028 Convertible Notes Indenture, dated March 10, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee. On or after March 1, 2028 until the close of business on the scheduled trading day immediately preceding the maturity date, holders may convert their 2028 Convertible Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock, subject to an irrevocable settlement method election that may be made by the Company. The conversion rate is initially 46.5631 shares of common stock per $1,000 principal amount of 2028 Convertible Notes (equivalent to an initial conversion price of $21.48 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2028 Convertible Notes in connection with such a corporate event in certain circumstances. As of September 30, 2026, the conversion rate was 46.5631 shares of common stock per $1,000 principal amount of 2028 Convertible Notes or conversion price of $21.48 per share of common stock.
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
Under the terms of the 2031 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through proceeds from the sale of the 2031 Asset-Backed Notes and through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2031 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. As of September 30, 2026 and December 31, 2025, there was approximately $2.2 million and $2.5 million, respectively, of funds segregated as restricted cash related to the 2031 Asset-Backed Notes. The reinvestment period for 2031 Asset-Backed Notes ended on July 20, 2024, and as a result all principal payments received from portfolio companies are no longer eligible for reinvestment and are utilized to pay down the outstanding principal amount. During the three and nine months ended September 30, 2026, the Company repaid $1.1 million and $15.0 million of principal, respectively, and accelerated recognition of zero and $2 thousand, respectively, of debt issuance costs associated with extinguishment of the debt. During the three and nine months ended September 30, 2025, the Company repaid $22.9 million and $30.8 million of principal, respectively, and accelerated recognition of $84 thousand and $120 thousand, respectively, of debt issuance costs associated with extinguishment of the debt. During the three and nine months ended September 30, 2026 and 2025, this accelerated recognition, if any, is disclosed as “Loss on extinguishment of debt” in the Consolidated Statements of Operations.
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
Credit Facilities
As of September 30, 2026 and December 31, 2025, the Company has two available Credit Facilities, the MUFG Bank Facility and the SMBC Facility (together, the “Credit Facilities”). For the nine months ended September 30, 2026 and the year ended December 31, 2025, the weighted average interest rate was 5.74% and 6.14%, respectively, and the average debt outstanding under the Credit Facilities was $324.6 million and $328.3 million, respectively.

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
SMBC Facility
On November 26, 2024, the Company entered into a fifth amendment (the “Fifth Amendment”) to its revolving credit agreement, which amends the revolving credit agreement, dated as of November 9, 2021, with Sumitomo Mitsui Banking Corporation (the “SMBC Facility”), as administrative agent, and the lenders and issuing banks to the SMBC Facility. As of September 30, 2026, the SMBC Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies of up to $300.0 million, from which the Company may access subject to certain conditions. The SMBC Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $500.0 million, funded by existing or additional lenders and with the agreement of SMBC Bank and subject to other customary conditions. Availability under the revolving SMBC Facility will terminate on November 24, 2028, and the outstanding loans under the SMBC Facility will mature on November 26, 2029. Borrowings under the SMBC Facility are subject to compliance with a borrowing base and an aggregate portfolio balance. The Company’s obligations under the SMBC Facility may in the future be guaranteed by certain of the Company’s subsidiaries and primarily secured by a first priority security interest (subject to certain exceptions) in only certain specified property and assets of the Company and the subsidiary guarantors thereunder.
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
Taxable income and taxable net realized gains (losses) for the three and nine months ended September 30, 2026 and 2025 appears as follows:

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Taxable income	$74.0	$85.7	$247.8	$230.4
Taxable income per share	$0.40	$0.47	$1.34	$1.31
Taxable net realized gains (losses)	$9.4	$5.1	$30.4	$(30.6)
Taxable net realized gains (losses) per share	$0.05	$0.04	$0.16	$(0.17)
Weighted average shares outstanding	186.0	180.4	184.8	175.6
The aggregate gross unrealized appreciation (depreciation) of the Company’s investment over cost for U.S. federal income tax purposes appears as follows:

(in millions)	September 30, 2026	December 31, 2025
Aggregate gross unrealized appreciation	$120.1	$107.0
Aggregate gross unrealized depreciation	141.2	109.4
Net unrealized appreciation (depreciation) over cost for U.S. federal income tax purposes	(21.1)	(2.4)
Aggregate cost of securities for U.S. federal income tax purposes (in billions)	4.9	4.5
For the three and nine months ended September 30, 2026, the Company paid approximately $0.1 million and $5.8 million, respectively, of income tax, including excise tax, and had $5.2 million of accrued, but unpaid tax expense as of September 30, 2026. For the three and nine months ended September 30, 2025, the Company paid less than $0.1 million and approximately $6.3 million, respectively, of income tax, including excise tax, and had $4.1 million of accrued, but unpaid tax expense as of September 30, 2025.
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
In accordance with ASC 740, the Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. Based on an analysis of the Company’s tax position, there are no uncertain tax positions that meet the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2023 – 2025 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The 2021 – 2025 state tax years for the Company remain subject to examination by the state taxing authorities.
7. Stockholders’ Equity and Distributions
The Company has issued and outstanding 189,597 thousand and 182,695 thousand shares of common stock as of September 30, 2026 and December 31, 2025, respectively. The Company currently sells shares through its equity distribution agreements (the “2024 Equity Distribution Agreements”) with Citizens JMP Securities LLC and Jefferies LLC (the “Sales Agents”) entered into on December 12, 2024. The 2024 Equity Distribution Agreements provide that the

Company may offer and sell up to 30.0 million shares of its common stock from time to time through the Sales Agents. Sales of the Company's common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.
The Company issued and sold the following shares of common stock during the nine months ended September 30, 2026 and 2025:

(in millions, except per share data)
Nine Months Ended September 30,	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Price/Share
2026	5.8	$92.4	$1.2	$91.2	$15.64
2025	10.4	$191.0	$2.2	$188.8	$18.24
The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of September 30, 2026, approximately 13.0 million shares remain available for issuance and sale under the 2024 Equity Distribution Agreements.
The Company currently pays quarterly distributions to its stockholders. The following table summarizes the Company’s distributions declared during the nine months ended September 30, 2026 and year ended December 31, 2025:

(in thousands, except per share data)
Distribution Type	Declared Date	Record Date	Payment Date	Per Share Amount	Total Amount
Base	February 6, 2025	February 26, 2025	March 5, 2025	$0.40	$69,263
Supplemental	February 6, 2025	February 26, 2025	March 5, 2025	0.07	12,121
Base	April 23, 2025	May 13, 2025	May 20, 2025	0.40	70,709
Supplemental	April 23, 2025	May 13, 2025	May 20, 2025	0.07	12,374
Base	July 24, 2025	August 12, 2025	August 19, 2025	0.40	72,671
Supplemental	July 24, 2025	August 12, 2025	August 19, 2025	0.07	12,717
Base	October 23, 2025	November 12, 2025	November 19, 2025	0.40	72,688
Supplemental	October 23, 2025	November 12, 2025	November 19, 2025	0.07	12,720
Total distributions declared during the year ended December 31, 2025				$1.88	$335,263
Base	February 4, 2026	February 25, 2026	March 4, 2026	$0.40	$73,815
Supplemental	February 4, 2026	February 25, 2026	March 4, 2026	0.07	12,918
Base	April 29, 2026	May 14, 2026	May 21, 2026	0.40	74,851
Supplemental	April 29, 2026	May 14, 2026	May 21, 2026	0.07	13,099
Base	July 27, 2026	August 11, 2026	August 18, 2026	0.40	74,867
Supplemental	July 27, 2026	August 11, 2026	August 18, 2026	0.07	13,102
Total distributions declared during the nine months ended September 30, 2026				$1.41	$262,652
During the nine months ended September 30, 2026, for income tax purposes, the distributions paid of $1.41 per share were comprised of ordinary income. As of September 30, 2026, the Company estimates that it has generated undistributed taxable earnings “spillover” of $0.88 per share. The undistributed taxable earnings spillover will be carried forward toward distributions to be paid in accordance with RIC requirements.
The Company has a distribution reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend record date. During the nine months ended September 30, 2026 and 2025, the Company issued 414,190 and 355,971 shares, respectively, of common stock to stockholders in connection with the dividend reinvestment plan.
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
All of the Company’s equity-based awards require future service, and are expensed over the relevant service period. The Company does not estimate forfeitures, and reverses all unvested costs associated with equity-awards in the period they are forfeited. For the three months ended September 30, 2026 and 2025, the Company recognized $4.0 million and $3.7 million of stock-based compensation expense in the Consolidated Statements of Operations, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized $12.1 million and $11.0 million of stock-based compensation expense in the Consolidated Statements of Operations, respectively. As of September 30, 2026 and September 30, 2025, approximately $25.7 million and $22.9 million of total unrecognized compensation costs are expected to be recognized over the next 2.4 years and 2.4 years, respectively.
Service Vesting Awards
The Company grants equity-based awards which have service conditions, which generally begin to vest one-third after one year after the date of grant and ratably over the succeeding two years in accordance with the individual award terms. Certain awards have service conditions of longer duration and may begin to vest up to seven years after the date of grant. These equity-based awards which vest upon achievement of service conditions are collectively referred to as the “Service Vesting Awards”. The grant date fair value of Service Vesting Awards granted during the nine months ended September 30, 2026 and 2025, were approximately $18.9 million, and $16.1 million, respectively.
The Company has granted restricted stock equity awards in the form of restricted stock awards and restricted stock units. The Company determines the grant date fair values of restricted stock equity awards using the grant date stock close price. The activities for the Company's unvested restricted stock equity awards for each of the nine months ended September 30, 2026 and 2025, are summarized below:

	Nine Months Ended September 30,
	2026		2025
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested Shares Beginning of Period	2,180,593	$13.35	2,060,432	$12.24
Granted	1,059,701	$17.83	800,547	$19.92
Vested	(656,569)	$18.44	(687,862)	$16.09
Forfeited	(134,225)	$15.49	(44,703)	$14.07
Unvested Shares End of Period	2,449,500	$13.80	2,128,414	$13.84
In addition to the restricted stock equity-based awards, the Company has also issued stock options to certain employees. The fair value of options granted during the nine months ended September 30, 2026 and 2025, was approximately $30 thousand and $108 thousand, respectively. During the nine months ended September 30, 2026 and

2025, approximately $84 thousand, and $96 thousand of share-based cost due to stock option grants was expensed, respectively.
9. Earnings Per Share
Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net increase (decrease) in net assets resulting from operations	$93,568	$119,685	$266,251	$248,909
Less: Total distributions declared	(87,969)	(85,388)	(262,652)	(249,855)
Total Earnings (loss), net of total distributions	5,599	34,297	3,599	(946)

Earnings (loss), net of distributions attributable to common shares	5,555	34,042	3,568	(947)
Add: Distributions declared attributable to common shares	87,267	84,752	260,320	247,749
Numerator for basic change in net assets per common share	92,822	118,794	263,888	246,802
Add: Income impact of assumed conversion of 2028 Convertible Notes	4,079	4,116	12,236	9,096
Numerator for diluted change in net assets per common share	$96,901	$122,910	$276,124	$255,898

Denominator
Basic weighted average common shares outstanding	185,989	180,360	184,767	175,633
Incremental shares from assumed conversion of 2028 Convertible Notes	13,387	13,387	13,387	10,015
Common shares issuable	702	611	683	603
Weighted average common shares outstanding assuming dilution	200,078	194,358	198,837	186,251

Change in net assets per common share:
Basic	$0.50	$0.66	$1.43	$1.41
Diluted	$0.48	$0.63	$1.39	$1.37
In the table above, unvested share-based payment awards that have non-forfeitable rights to distributions or distribution equivalents are treated as participating securities for calculating earnings per share. Unvested common stock options and restricted stock units are also considered for the purpose of calculating diluted earnings per share.
The issuance of the 2028 Convertible Notes is considered part of the if-converted method for calculation of diluted earnings per share. In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and nine months ended September 30, 2026, there was no anti-dilution when applying the if-converted method for the 2028 Convertible Notes.
The calculation of change in net assets resulting from operations per common share assuming dilution, excludes all anti-dilutive shares. For the three and nine months ended September 30, 2026 and 2025, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-dilutive Securities	2026	2025	2026	2025
Unvested common stock options	45	1,527	160	1,217
Unvested restricted stock awards	33,068	—	91,354	1,094
As of September 30, 2026 and December 31, 2025, the Company was authorized to issue 300.0 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

10. Financial Highlights
Following is a schedule of financial highlights for the nine months ended September 30, 2026 and 2025:

(in thousands, except per share data and ratios)	Nine Months Ended September 30,
	2026	2025
Per share data: (1)
Net asset value at beginning of period	$12.13	$11.66
Net investment income	1.45	1.45
Net realized gain (loss)	0.03	(0.35)
Net unrealized appreciation (depreciation)	(0.04)	0.31
Total from investment operations	1.44	1.41
Net increase (decrease) in net assets from capital share transactions(1)	0.05	0.33
Distributions of net investment income(6)	(1.42)	(1.36)
Distributions of capital gains (6)	—	(0.06)
Stock-based compensation expense included in net investment income and other movements(2)	0.06	0.07
Net asset value at end of period	$12.26	$12.05

Ratios and supplemental data:
Per share market value at end of period	$16.81	$18.91
Total return(3)	(2.69%)	1.22%
Shares outstanding at end of period	189,597	181,776
Weighted average number of common shares outstanding	184,767	175,633
Net assets at end of period	$2,324,713	$2,189,865
Ratio of total expense to average net assets(4)	9.69%	9.01%
Ratio of net investment income before investment gains and losses to average net assets(4)	16.01%	16.36%
Portfolio turnover rate(5)	22.06%	19.01%
Weighted average debt outstanding	$2,429,053	$2,029,422
Weighted average debt per common share	$13.15	$11.55
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
(3)The total return for the nine months ended September 30, 2026 and 2025 equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. As such, the total return is not annualized. The total return does not reflect any sales load that must be paid by investors.
(4)The ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)The portfolio turnover rate for the nine months ended September 30, 2026 and 2025 equals to the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.
(6)Includes distributions on unvested restricted stock awards.
11. Commitments and Contingencies
The Company’s commitments and contingencies consist primarily of unfunded commitments to extend credit in the form of loans to the Company’s portfolio companies. As of September 30, 2026, a portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, the Company’s credit agreements with its portfolio companies generally contain customary lending provisions which allow the Company relief from funding obligations for previously made unfunded commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commitments includes only those which are available at the request of the portfolio company and unencumbered by future or unachieved milestones, taking into consideration relevant funding provisions such as any notice provisions in the credit agreements with the portfolio company.
As of September 30, 2026 and December 31, 2025, the Company had approximately $397.6 million and $385.6 million, respectively, of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones. In order to draw a portion of the Company's available unfunded commitments, a portfolio company must submit to the Company a formal funding request that complies with the applicable advance notice and other operational requirements. The amounts disclosed exclude unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) related to the portion of portfolio company investments assigned to or directly committed by the Adviser Funds as described in “Note 12 - Related Party Transactions”. The fair value of the Company’s unfunded commitments is considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to market indices and given the existence of milestones, conditions and/or obligations embedded in the borrowing agreements.
As of September 30, 2026 and December 31, 2025, the Company’s unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones were as follows:

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	September 30, 2026	December 31, 2025
Debt Investments:
Earnix, Inc.	$26,250	$26,250
ChenMed, LLC	25,000	25,000
Neo4j, Inc.	25,000	—
4D Molecular Therapeutics, Inc.	22,800	—
Saronic Technologies, Inc.	21,250	21,250
Weee! Inc.	20,000	12,500
Disc Medicine, Inc.	18,750	22,500
ControlUp, Inc.	15,000	—
Rocket Pharmaceuticals, Inc.	15,000	—
Maze Therapeutics, Inc.	14,000	—
Expel, Inc.	12,000	—
Belong Health, Inc.	11,250	—
Replimune Group, Inc.	10,500	—
CollectiveHealth, Inc.	10,125	—
Marathon Health, LLC	10,000	9,620
Elation Health, Inc.	10,000	7,500
LeoLabs, Inc.	9,900	—
iSpot.tv, Inc.	9,750	5,980
Hermeus Corporation	9,545	—
Finix Payments, Inc.	8,750	8,750
Antares Nuclear, Inc.	7,969	—
Loft Orbital Solutions Inc.	6,930	6,600
Tipalti Solutions Ltd.	6,750	—
Mango Technologies, Inc.	6,700	16,750
Renew Home, LLC	4,873	—
Smartsheet Inc.	4,840	4,840
Babel Street	4,367	3,275
Connections Health Holdings, LLC	4,250	—
Pindrop Security, Inc.	3,875	7,750
Canary Technologies Corp.	3,375	—
SonderMind Inc.	3,260	—
Loftware, Inc.	2,846	2,846
Funnel Holding AB (publ)	2,625	2,625
Zappi, Inc.	2,571	2,571
PayIt, LLC	2,560	4,800
DNSFilter, Inc.	2,500	5,000
Tidal Vision Products, Inc.	2,500	2,500
Proven Optics, LLC	2,250	2,250
New Relic, Inc.	2,176	2,176
Andesa Services, Inc.	1,222	—
Sumo Logic, Inc.	1,120	2,000

(in thousands)	Unfunded Commitments (1) as of
Portfolio Company	September 30, 2026	December 31, 2025
Debt Investments:
Zimperium, Inc.	$1,088	$1,087
Alchemer LLC	890	890
Streamline Healthcare Solutions	840	2,100
Perk International Holdings Ltd	531	—
LinenMaster, LLC	338	338
Arcus Biosciences, Inc.	—	18,750
GoEuro Travel GmbH	—	18,750
Curana Health Holdings, LLC	—	17,500
Harness, Inc.	—	14,438
Viridian Therapeutics, Inc.	—	12,250
Alector, Inc.	—	10,500
CoreView USA, Inc.	—	10,000
DroneDeploy, Inc.	—	10,000
Peek Travel, Inc.	—	9,750
DocPlanner	—	9,538
ZeroEyes, Inc.	—	8,000
Imagen Technologies, Inc.	—	7,500
Nerdy Inc.	—	7,000
Distributed Creation Inc.	—	5,000
Octave Health Group, Inc.	—	2,500
Carbyne, Inc.	—	2,334
Behavox Limited	—	2,100
Akeyless Security Ltd.	—	2,000
Saama Technologies, LLC	—	1,938
LogicSource	—	1,209
Dispatch Technologies, Inc.	—	625
ShadowDragon, LLC	—	333
TaxCalc	—	311
Omeda Holdings, LLC	—	160
Total Unfunded Debt Commitments:	388,116	382,234

Investment Funds & Vehicles:(2)
Forbion Growth Opportunities Fund I C.V.	$1,592	$1,771
Forbion Growth Opportunities Fund II C.V.	1,259	1,618
Forbion Growth Opportunities Fund IV	3,407	—
Forbion Ventures VIII	3,248	—
Total Unfunded Commitments in Investment Funds & Vehicles:	9,506	3,389

Total Unfunded Commitments	$397,622	$385,623
(1)For debt investments, amounts represent unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. These amounts also exclude $104.6 million and $96.2 million of unfunded commitments as of September 30, 2026 and December 31, 2025, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds as described in “Note 12 - Related Party Transactions”.
(2)For investment funds and vehicles, the amount represents uncalled capital commitments in private equity funds.

The following table provides additional information on the Company’s unencumbered unfunded commitments regarding milestones, expirations and type:

(in thousands) Unfunded Commitments
	September 30, 2026	December 31, 2025
Expiring during:
2026	$124,360	$281,807
2027	167,484	41,112
2028	17,236	4,361
2029	21,588	16,588
2030	51,386	33,526
2031	6,062	4,840
Total Unfunded Debt Commitments	388,116	382,234

Unfunded Commitments in Investment Funds & Vehicles:
Expiring during:
2030	1,592	1,771
2032	1,259	1,618
2036	6,655	—
Total Unfunded Commitments in Investment Funds & Vehicles	9,506	3,389
Total Unfunded Commitments	$397,622	$385,623
The following tables provide the Company’s contractual obligations as of September 30, 2026 and December 31, 2025:

As of September 30, 2026:	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt(2)(3)	$2,583,379	$350,000	$828,500	$1,079,379	$325,500
Lease and License Obligations(4)	18,243	3,471	5,560	5,219	3,993
Total	$2,601,622	$353,471	$834,060	$1,084,598	$329,493

As of December 31, 2025:	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Debt(3)(5)	$2,313,070	$425,000	$637,500	$795,934	$454,636
Lease and License Obligations(4)	20,892	3,339	6,228	5,586	5,739
Total	$2,333,962	$428,339	$643,728	$801,520	$460,375
(1)Excludes commitments to extend credit to the Company’s portfolio companies and uncalled capital commitments in investment funds.
(2)Includes $350.0 million in principal outstanding under the SBA Debentures, $350.0 million of the January 2027 Notes, $287.5 million of the 2028 Convertible Notes, $300.0 million of the February 2029 Notes, $350.0 million of the June 2030 Notes, $49.7 million of the 2031 Asset-Backed Notes, $325.0 million of the July 2031 Notes, and $40.0 million of the 2033 Notes as of September 30, 2026. There was also $290.2 million outstanding under the SMBC Facility and $241.0 million outstanding under the MUFG Bank Facility as of September 30, 2026.
(3)Amounts represent future principal repayments and not the carrying value of each liability. See “Note 5 – Debt”.
(4)Leases and license obligations include contractual amounts related to short-term leases.
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
Certain premises are leased or licensed under agreements which expire at various dates through July 2034. While some of the leases contained options to extend and terminate, it is not reasonably certain that either option will be utilized and therefore, only the payments in the initial term of the leases were included in the lease liability and ROU asset. During the three months ended September 30, 2026 and 2025, total rent expense, including short-term leases, amounted to approximately $0.8 million and $0.8 million, respectively. During the nine months ended September 30, 2026 and 2025, total rent expense, including short-term leases, amounted to approximately $2.5 million and $2.5 million, respectively.
The following tables set forth information related to the measurement of the Company’s operating lease liabilities and supplemental cash flow information related to operating leases for the three and nine months ended September 30, 2026 and 2025:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total operating lease cost	$774	$774	$2,322	$2,322
Cash paid for amounts included in the measurement of lease liabilities	611	599	2,564	2,485

	As of
	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	6.36	6.94
Weighted-average discount rate	7.01%	6.91%
The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of September 30, 2026:

(in thousands)	As of September 30, 2026
2026	$615
2027	3,452
2028	2,766
2029	2,823
Thereafter	8,501
Total lease payments	18,157
Less: imputed interest & other items	(3,654)
Total operating lease liability	$14,503
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
12. Related Party Transactions
As disclosed in “Note 1 - Description of Business”, the Adviser Subsidiary is the Company's wholly owned registered investment adviser business, comprised of the collectively held and presented entities Hercules Adviser LLC, Hercules Capital Management, LLC, and Hercules Partner Holdings, LLC entities. The Adviser Subsidiary is accounted for as a portfolio investment of the Company held at fair value. The Adviser Subsidiary has entered into investment management agreements with its privately offered Adviser Funds, and it receives management fees based on the assets under management of the Adviser Funds. In addition, the general partner interests (the “GP Interests”) held by Hercules Partner Holdings, LLC may receive incentive fees based on the performance of the Adviser Funds. Both the Adviser Subsidiary and Hercules Partner Holdings, LLC are owned by Hercules Capital Management LLC. The following table summarizes the total income from the Adviser Subsidiary for the three and nine months ended September 30, 2026 and 2025:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dividend Income	$2.1	$2.1	$6.3	$6.1
Interest Income	0.1	—	0.2	—
Refer to “Note 4 – Investments” for additional information related to income, gains and losses recognized related to the Company’s investment.
The Company has a shared services agreement (“Sharing Agreement”) with the Adviser Subsidiary, through which the Adviser Subsidiary has access to the Company's human capital resources (including administrative functions) and other resources and infrastructure (including office space and technology). Under the terms of the Sharing Agreement, the Company allocates the related expenses of shared services to the Adviser Subsidiary based on direct time spent, investment activity, and proportion of assets under management depending on the nature of the expense. The Company’s total expenses for the three months ended September 30, 2026 and 2025, are net of expenses allocated to the Adviser Subsidiary of $4.7 million and $4.1 million, respectively. The Company’s total expenses for the nine months ended September 30, 2026 and 2025, are net of expenses allocated to the Adviser Subsidiary of $14.3 million and $10.8 million, respectively. As of September 30, 2026, there was approximately $0.4 million payable to the Adviser Subsidiary, and as of December 31, 2025, there was approximately $1.7 million receivable from the Adviser Subsidiary.
In addition, the Company may from time-to-time make investments alongside the Adviser Funds or assign a portion of investments to the Adviser Funds in accordance with the Company’s allocation policy. On July 31, 2026, the Company sold $24.0 million of assets to the Adviser Funds at fair value. The assigned investment activities for the nine months ended September 30, 2026 and 2025, are summarized below:

(in millions)	Nine Months Ended September 30,
	2026	2025
Investment commitments assigned to or directly committed by the Adviser Funds	$807.9	$660.9
Investment commitments sold to Adviser Funds	69.2	21.5
Investment fundings assigned to, directly originated or funded by the Adviser Funds	502.6	408.1
Amounts received by the Company from the Adviser Funds relating to assigned investments	2.5	—
Assets sold to the Adviser Funds	24.0	20.0
13. Recent Accounting Pronouncements
In September 2026, the FASB issued Accounting Standards Update (“ASU”) 2026-03,“Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions,” which amends the guidance in ASC 820 to require investment companies within the scope of ASC 946 to consider the effect of contractual sale restrictions when measuring the fair value of equity securities and to provide additional disclosures regarding the amount of any related discount. ASU 2026-03 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect the adoption of ASU 2026-03 to have a material impact on its consolidated financial statements and disclosures.
14. Subsequent Events
Dividend Distribution Declaration
On October 26, 2026, the Board declared a cash distribution of $0.40 per share to be paid on November 17, 2026 to stockholders of record as of November 10, 2026. In addition to the cash distribution, and as part of the supplemental cash distribution of $0.28 per share to be paid in four quarterly distributions of $0.07 per share, the Board declared a supplemental cash distribution of $0.07 per share to be paid on November 17, 2026 to stockholders of record as of November 10, 2026. Including the $0.07 per share supplemental cash distributions paid to stockholders of record as of February 25, 2026, May 14, 2026, and August 11, 2026, the Board has declared the full $0.28 per share of supplemental cash distribution declared on February 4, 2026.
October 2029 Notes
On October 8, 2026, the Company issued $400.0 million in aggregate principal amount of 6.700% interest-bearing unsecured notes due October 8, 2029 (the “October 2029 Notes”), unless repurchased in accordance with the terms of the Twelfth Supplemental Indenture, dated October 8, 2026 (the “Twelfth Supplemental Indenture”). Interest on the October 2029 Notes is payable semiannually in arrears on April 8 and October 8 of each year, commencing April 8, 2027. The October 2029 Notes are general unsecured obligations and rank pari passu, or equally in right of payment, with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company may redeem some or all of the October 2029 Notes at any time, or from time to time, at the redemption price set forth under the terms of the Twelfth Supplemental Indenture.

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
Use of Non-GAAP Measures
We present our financial condition and results of operations in the way we believe will be most meaningful and representative of our business results. Some of the measurements we use are “Non-GAAP financial measures” under SEC rules and regulations. GAAP is the acronym for “generally accepted accounting principles” in the United States. The Non-GAAP financial measures we present may not be comparable to similarly named measures reported by other companies.

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
Since inception through September 30, 2026, we have originated $29.0 billion in commitments in over 700 companies. We, through the Adviser Subsidiary, may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we, through the Adviser Subsidiary may earn management or other fees for our services. As of September 30, 2026, we, including through our Adviser Subsidiary, actively manage approximately $6.5 billion of assets.
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
Portfolio and Investment Activity
The total fair value of our investment portfolio as of September 30, 2026 and December 31, 2025 was as follows:

(in millions)	Fair Value
	September 30, 2026	December 31, 2025
Debt	$4,646.0	$4,279.4
Equity	146.8	139.0
Warrants	46.3	41.1
Investment Funds & Vehicles	6.8	7.1
Total Investment Portfolio	$4,845.9	$4,466.6
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

Our portfolio activity for the nine months ended September 30, 2026 and 2025 was comprised of the following:

(in millions)	September 30, 2026	September 30, 2025
Investment Commitments(1)
Investment Commitments Originated by Hercules Capital and the Adviser Funds	$3,440.5	$2,866.0
Less: Commitments assigned to or directly committed by the Adviser Funds (2)	(807.9)	(660.9)
Net Total Investment Commitments	$2,632.6	$2,205.1

Gross Debt Commitments Originated by Hercules Capital and the Adviser Funds
New portfolio company	$2,102.2	$2,117.7
Existing portfolio company	1,313.5	735.0
Sub-total	3,415.7	2,852.7
Less: Debt commitments assigned to or directly committed by the Adviser Funds	(804.4)	(657.2)
Net Total Debt Commitments	$2,611.3	$2,195.5

Investment Fundings (3)
Gross Debt Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$715.3	$1,057.4
Existing portfolio company	1,191.6	681.3
Sub-total	1,906.9	1,738.7
Less: Debt fundings assigned to or directly funded by the Adviser Funds	(498.8)	(404.4)
Net Total Debt Fundings	$1,408.1	$1,334.3
Equity Investments and Investment Funds and Vehicles Fundings by Hercules Capital and the Adviser Funds
New portfolio company	$5.9	$3.9
Existing portfolio company	14.0	10.2
Sub-total	$19.9	$14.1
Less: Equity fundings assigned to or directly funded by the Adviser Funds	(3.8)	(3.7)
Net Total Equity and Investment Funds and Vehicle Fundings	$16.1	$10.4

Total Unfunded Contractual Commitments (4)	$397.6	$437.5

Non-Binding Term Sheets
New portfolio company	$222.5	$563.0
Existing portfolio company	—	284.4
Total	$222.5	$847.4
(1)Includes restructured loans and renewals in addition to new commitments.
(2)Excludes $69.2 million investment commitments sold to Adviser funds during the nine months ended September 30, 2026.
(3)Funded amounts include borrowings on revolving facilities.
(4)Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company. Amount excludes unfunded commitments which are unavailable due to the borrower having not met certain milestones. This excludes $104.6 million and $99.1 million of unfunded commitments as of September 30, 2026 and September 30, 2025, respectively, to portfolio companies related to loans assigned to or directly committed by the Adviser Funds.
We receive principal payments on our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the nine months ended September 30, 2026, we received approximately $995.0 million in aggregate principal repayments. Approximately $48.8 million of the aggregate principal repayments related to scheduled principal payments and approximately $946.2 million were early principal repayments related to 35 portfolio companies. Additionally, during the nine months ended September 30, 2026, we received $39.5 million from the partial sale of three debt investments to external parties and sold 24 debt investments for $24.0 million to Adviser Funds.

Total portfolio investment activity (inclusive of unearned income and excluding activity related to taxes payable and escrow receivables) as of and for the nine months ended September 30, 2026 and 2025 was as follows:

(in millions)	September 30, 2026	September 30, 2025
Beginning Portfolio	$4,466.6	$3,660.0
New fundings and restructures	1,926.8	1,752.8
Fundings assigned to or directly funded by the Adviser Funds	(502.6)	(408.1)
Equity and warrants not related to current period fundings	0.6	1.0
Principal repayments received on investments	(48.8)	(17.6)
Early payoffs	(946.2)	(661.5)
Proceeds from the sale of debt investments	(63.5)	(67.5)
Proceeds from sale of equity and warrant investments	(27.2)	(6.0)
Paid-in-kind interest	36.8	41.5
Accretion of loan discounts	42.1	33.3
Net acceleration of loan discounts and loan fees due to early payoffs or restructures	(19.7)	(12.0)
New loan fees	(13.4)	(15.2)
Gain (loss) on investments due to sales or write offs	13.0	(58.7)
Net change in unrealized appreciation (depreciation)	(18.6)	64.2
Ending Portfolio	$4,845.9	$4,306.2
Additionally, we may hold investments in debt, warrant, or equity positions of portfolio companies that have filed a registration statement with the SEC in contemplation of a potential initial public offering. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.
The following table presents certain additional selected information regarding our debt investment portfolio as of September 30, 2026, December 31, 2025, and September 30, 2025. This includes information on benchmark index rate floors which we have in place on all of our floating rate debt investments.

	September 30, 2026	December 31, 2025	September 30, 2025
Number of portfolio companies with debt outstanding	137	127	122
Percentage of debt bearing a floating rate	97.9%	97.9%	97.8%
Percentage of debt bearing a fixed rate	2.1%	2.1%	2.2%
Weighted average core yield on debt investments(1)(3)	11.9%	12.5%	12.5%
Weighted average effective yield on debt investments(2)(3)	12.3%	12.9%	13.5%
Prime rate at the end of the period	7.00%	6.75%	7.25%
Percentage of Prime rate linked debt investments	84.6%	84.0%	82.8%
Weighted average floor rate bearing a Prime rate	7.1%	7.2%	7.2%
Percentage of SOFR and SONIA rate linked debt investments	13.3%	13.9%	15.0%
Weighted average floor rate bearing a SOFR or SONIA rate	1.3%	1.0%	1.0%
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
(3)The core and effective yields represent the weighted average yields for the three-month periods ended September 30, 2026, December 31, 2025 and September 30, 2025. Please refer to the “Portfolio Yield” section below for further discussion of these measures.
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

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more resilient to U.S. and global economic cycles. This includes being partially insulated from declining interest rates as all of our floating rate debt investments, which represent 97.9% and 97.9% of our debt portfolio as of September 30, 2026 and December 31, 2025, respectively, are subject to interest rate floors. While our portfolio is not immune to the impact of macroeconomic events, we believe we and our portfolio are well positioned to manage the current environment. Given the unpredictability and fluidity of the macroeconomic market, neither our management nor our Board is able to predict the full impact of the macroeconomic events on our business, future results of operations, financial position, or cash flows. For additional information, see “Part I - Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026.
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
As of September 30, 2026, our debt investments generally have a term of between two and five years and typically bear interest at a rate ranging from approximately 7% to approximately 14%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.
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
Loan origination and commitment fees are generally received in full at the inception of a loan, are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. As of September 30, 2026 and December 31, 2025, unamortized capitalized fee income was recorded as follows:

(in millions)	September 30, 2026	December 31, 2025
Offset against debt investment cost	$43.9	$42.5
Deferred obligation contingent on funding or other milestone	9.5	9.8
Total Unamortized Fee Income	$53.4	$52.3
Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. As of September 30, 2026 and December 31, 2025, loan exit fees receivable were recorded as follows:

(in millions)	September 30, 2026	December 31, 2025
Included within debt investment cost	$52.9	$48.6
Deferred receivable related to expired commitments	4.4	4.5
Total Exit Fees Receivable	$57.3	$53.1
Additionally, we have debt investments in our portfolio that earn PIK interest. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our status as a RIC, the non-cash PIK income must be distributed to stockholders with other sources of income in the form of dividend distributions even though we have not yet collected any cash from the borrower. Amounts necessary to pay these distributions may come from available cash or the liquidation of certain investments. During the three months ended September 30, 2026 and 2025, we recorded approximately $10.6 million and $14.5 million of PIK income, respectively. During the nine months ended September 30, 2026 and 2025, we recorded approximately $35.8 million and $41.6 million of PIK income, respectively.

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

	Three Months Ended September 30,
	2026	2025
Total Yield	11.9%	13.0%
Effective Yield(1)	12.3%	13.5%
Core Yield (Non-GAAP)(1)	11.9%	12.5%
(1)Yield calculated using “Total investment income” excluding bank interest, dividend income, and investment income from other assets for the three months ended September 30, 2026 and 2025.
We believe that these measures are useful for our stockholders as they provide further insight into the yield of our portfolio to allow a more meaningful comparison with our competitors. The reconciliation to calculate “Core investment income” from GAAP basis “Total investment income” are as follows:

(in thousands)	Three Months Ended September 30,
	2026	2025
GAAP Basis: Total investment income	$140,115	$138,093
Less: fee and income accelerations attributed to early payoffs, restructuring, loan modifications, and other one-time events except income from expired commitments	(4,425)	(10,208)
Non-GAAP Basis: Core investment income	$135,690	$127,885
Less: bank interest income, dividend income, and other investment income from other assets	(3,162)	(3,139)
Core investment income from debt portfolio	$132,528	$124,746
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
Another financial measure that we monitor is the total return for our investors, which was approximately (2.7%) and 1.2% during the nine months ended September 30, 2026 and 2025, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus distributions paid per share during the period, divided by the beginning price assuming the distribution is reinvested on the date of the distribution. The total return does not reflect any sales load that may be paid by investors. See “Note 10 – Financial Highlights” included in the notes to our consolidated financial statements appearing elsewhere in this report.

Portfolio Composition
Our portfolio companies are primarily privately held companies which are active in sectors characterized by high margins, high growth rates, consolidation, and product and market extension opportunities and, to a lesser extent, public companies active in those sectors.
The following table presents the fair value of our portfolio by industry sector as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Application Software(1)	$1,124,669	23.2%	$1,045,146	23.4%
Drug Discovery & Development	1,021,317	21.1%	1,039,712	23.3%
Healthcare Services, Other(1)	909,478	18.8%	776,321	17.4%
Consumer & Business Services(1)	367,226	7.6%	441,467	9.9%
Defense Technologies	312,021	6.4%	140,458	3.1%
All other industries(1)(2)	1,111,192	22.9%	1,023,543	22.9%
Total	$4,845,903	100.0%	$4,466,647	100.0%
(1)Effective September 30, 2026, the Company added the “Cybersecurity”, “Energy Technologies”, “Financial Technologies” and “Healthcare Technology & Digital Health” industry categories, which include investments previously classified within “Application Software”, “Consumer & Business Services”, “Healthcare Services, Other”, “Information Services”, “Sustainable and Renewable Technology” and “System Software”. Prior period amounts have been reclassified to conform to the current period presentation.
(2)See “Note 4 – Investments” for complete list of industry sectors and corresponding amounts of investments at fair value as a percentage of the total portfolio. As of September 30, 2026, the fair value as a percentage of total portfolio does not exceed 5.0% for any individual industry sector other than “Application Software", “Drug Discovery & Development”, “Healthcare Services, Other”, “Consumer & Business Services”, and “Defense Technologies”.
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
As of September 30, 2026 and December 31, 2025, our ten largest portfolio companies represented approximately 25.6% and 28.6%, respectively, of the total fair value of our investments in portfolio companies. As of September 30, 2026 and December 31, 2025, we had seven and seven investments, respectively, that represented 5% or more of our net assets. As of September 30, 2026 and December 31, 2025, we had three and two equity investments, respectively, that represented 5% or more of the total fair value of our equity investments. These equity investments represented approximately 49.9% and 48.4% of the total fair value of our equity investments as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026 and December 31, 2025, approximately 97.9% and 97.9%, respectively, of the debt investment portfolio was priced at floating interest rates with a floor. Our interest rates use Prime, SOFR, or SONIA as benchmark index rates. Changes in these benchmark index rates may affect the interest income and the value of our investment portfolio for portfolio investments with floating rates.
Our investments in Structured Debt generally have detachable equity enhancement features in the form of warrants or other equity securities designed to provide us with an opportunity for capital appreciation. These features are treated as OID and are accreted into interest income over the term of the loan as a yield enhancement. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of September 30, 2026, we held warrants in 114 portfolio companies, with a fair value of approximately $46.3 million. The fair value of our warrant portfolio increased by approximately $5.2 million, as compared to a fair value of $41.1 million as of December 31, 2025, primarily driven by the increase in the fair value of the portfolio companies.
Our existing warrant holdings would require us to invest approximately $64.3 million to exercise such warrants as of September 30, 2026. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. As attractive investment opportunities arise, we may exercise certain of our warrants to purchase stock and could ultimately monetize our investments. Of the warrants that we have monetized since inception, we have realized multiples in the range of approximately 1.00x to 42.71x based on the historical rate of return on our investments. We may also experience losses from our warrant portfolio in the event that warrants are terminated or expire unexercised.

Portfolio Grading
We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of September 30, 2026 and December 31, 2025, respectively:

(in thousands)	September 30, 2026			December 31, 2025
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	20	$1,073,592	23.1%	16	$681,631	15.9%
2	73	2,110,766	45.5%	69	2,168,985	50.7%
3	39	1,394,771	30.0%	39	1,355,528	31.7%
4	3	52,552	1.1%	3	73,268	1.7%
5	2	14,296	0.3%	—	—	0.0%
Total	137	$4,645,977	100.0%	127	$4,279,412	100.0%
As of September 30, 2026 and December 31, 2025, our debt investments had a weighted average investment grading of 2.12 and 2.20 on a cost basis, respectively. Changes in a portfolio company's investment grading may be a result of changes in portfolio company's performance and/or timing of expected liquidity events. For instance, we may downgrade a portfolio company if it is not meeting our financing criteria or is underperforming relative to its respective business plan. We may also downgrade a portfolio company as it approaches a point in time when it will require additional equity capital to continue operations. Conversely, we may upgrade a portfolio company's investment grading when it is exceeding our financial performance expectations and/or is expected to mature/repay in full due to a liquidity event.
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
Performing and Non-accrual Investments
The following table shows the amortized cost of our performing and non-accrual investments as of September 30, 2026 and December 31, 2025:

(in millions)	September 30, 2026		December 31, 2025
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
Performing	$4,846.9	99.6%	$4,457.1	99.8%
Non-accrual	18.8	0.4%	10.7	0.2%
Total Investments	$4,865.7	100.0%	$4,467.8	100.0%
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

Results of Operations
Our condensed consolidated operating results for the three and nine months ended September 30, 2026 and 2025, were as follows:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total investment income	$140,115	$138,093	$430,765	$395,063
Total expenses	52,766	49,541	162,391	140,319
Net investment income	87,349	88,552	268,374	254,744
Net realized gain (loss):	(1,936)	(1,856)	5,161	(61,049)
Net change in unrealized appreciation (depreciation):	8,155	32,989	(7,284)	55,214
Net increase (decrease) in net assets resulting from operations	$93,568	$119,685	$266,251	$248,909

Net investment income before gains and losses per common share:
Basic	$0.47	$0.49	$1.44	$1.44

Change in net assets resulting from operations per common share:
Basic	$0.50	$0.66	$1.43	$1.41
Diluted	$0.48	$0.63	$1.39	$1.37
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
Investment Income
Total investment income for the three and nine months ended September 30, 2026 was approximately $140.1 million and $430.8 million, respectively as compared to approximately $138.1 million and $395.1 million, respectively for the three and nine months ended September 30, 2025. Investment income is primarily composed of interest income earned on our debt investments, fee income from commitments, facilities, and other loan related fees and dividend income.
Interest and Dividend Income
The following table summarizes the components of interest and dividend income for the three and nine months ended September 30, 2026 and 2025:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest income	$106,863	$97,533	$315,080	$280,771
Exit fee interest income	12,294	14,246	43,237	39,264
PIK interest income	10,563	14,475	35,819	41,583
Dividend income	2,100	2,100	6,300	6,600
Other investment income(1)	2,406	2,803	8,235	8,082
Total interest and dividend income	$134,226	$131,157	$408,671	$376,300
(1)Other investment income includes OID interest income and interest recorded on other assets.
Interest and dividend income for the three and nine months ended September 30, 2026 totaled approximately $134.2 million and $408.7 million, respectively as compared to approximately $131.1 million and $376.3 million, respectively for the three and nine months ended September 30, 2025. The increase in interest income for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 was primarily attributable to an increase in the weighted average principal outstanding, partially offset by lower core yield.

Interest income is comprised of recurring interest income from the contractual servicing of loans and non-recurring interest income that is related to the acceleration of income due to early loan repayments and other one-time events during the period.
The following table summarizes recurring and non-recurring interest income and dividend income for the three and nine months ended September 30, 2026 and 2025:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Recurring interest income	$129,857	$122,386	$387,508	$351,546
Non-recurring interest income	2,269	6,671	14,863	18,154
Dividend income	2,100	2,100	6,300	6,600
Total interest and dividend income	$134,226	$131,157	$408,671	$376,300
A portion of interest income is earned in the form of PIK interest. The following table shows the PIK-related activity for the nine months ended September 30, 2026 and 2025, at cost:

(in thousands)	Nine Months Ended September 30,
	2026	2025
Beginning PIK interest receivable balance	$109,135	$67,656
PIK interest income during the period	35,819	41,583
PIK capitalized as principal or converted to equity or other assets	(1,290)	(5,318)
Payments received from PIK loans	(45,809)	(4,106)
Realized gain (loss)	(784)	(4,232)
Ending PIK interest receivable balance	$97,071	$95,583
The decrease in PIK interest income during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was due to a decrease in the weighted average principal outstanding for debt investments which earn PIK interest. Payments on PIK loans are normally received only in the event of payoffs. The PIK receivable for September 30, 2026 and September 30, 2025 was approximately 2% and 2% of total debt investments, respectively.
Fee Income
Fee income is comprised of recurring fee income from commitment, facility, and loan related fees, fee income due to expired commitments, and acceleration of fee income due to early loan repayments during the period. The following table summarizes the components of fee income for the three and nine months ended September 30, 2026 and 2025:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Recurring fee income	$3,395	$2,945	$9,582	$8,379
Fee income - expired commitments	338	454	1,648	1,486
Accelerated fee income - early repayments	2,156	3,537	10,864	8,898
Total fee income	$5,889	$6,936	$22,094	$18,763
The fee income for the three and nine months ended September 30, 2026 totaled approximately $5.9 million and $22.1 million, respectively as compared to approximately $6.9 million and $18.7 million, respectively for the three and nine months ended September 30, 2025. The decrease in fee income for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily attributable to lower acceleration of fee income from early repayments, lower fees recognized on expired commitments and partially offset by higher recurring fee income resulting from an increase in the weighted average principal outstanding.
Operating Expenses
Our operating expenses are comprised of interest and fees on our debt borrowings, general and administrative expenses, taxes, and employee compensation and benefits. During the three and nine months ended September 30, 2026 and 2025, our net operating expenses totaled approximately $52.8 million and $49.5 million, respectively, for the three-month periods, and approximately $162.4 million and $140.3 million, respectively, for the nine-month periods.
Interest and Fees on our Debt
Interest and fees on our debt totaled approximately $33.2 million and $27.2 million for the three months ended September 30, 2026 and 2025, respectively and approximately $95.2 million and $75.0 million for the nine months ended

September 30, 2026 and 2025, respectively. Interest and fee expense during the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, increased due to higher weighted average debt outstanding.
Our weighted average cost of debt was approximately 5.4% and 5.1% for the three months ended September 30, 2026 and 2025, respectively and 5.2% and 4.9%, for the nine months ended September 30, 2026 and 2025, respectively. The weighted average cost of debt includes interest and fees on our debt, but excludes the impact of fee accelerations due to the extinguishment of debt, as applicable.
General and Administrative Expenses and Tax Expenses
General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments, and various other expenses. Our general and administrative expenses increased to $5.0 million from $4.5 million for the three months ended September 30, 2026 and 2025, respectively, and increased to $14.7 million from $14.4 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in general and administrative expenses for the three and nine months ended September 30, 2026 is primarily attributable to an increase in legal fees, software and technology costs, and other business expenses. Tax expenses were $1.3 million and $1.7 million during the three months ended September 30, 2026 and 2025, respectively, and $5.0 million and $3.7 million for the nine months ended September 30, 2026 and 2025, respectively. Our tax expenses primarily relate to excise tax accruals.
Employee Compensation
Employee compensation and benefits totaled approximately $14.0 million and $49.6 million for the three and nine months ended September 30, 2026, respectively, as compared to approximately $16.5 million and $47.1 million, respectively, for the three and nine months ended September 30, 2025. The movement between the three and nine months ended September 30, 2026 and 2025 was primarily due to fluctuations in variable compensation.
Employee stock-based compensation totaled approximately $4.0 million and $12.1 million, for the three and nine months ended September 30, 2026 as compared to approximately $3.7 million and $11.0 million, respectively, for the three and nine months ended September 30, 2025. The increase between the three and nine months ended September 30, 2026 and 2025 was primarily attributable to higher overall grant size associated with Service Vesting Awards.
Expenses allocated to the Adviser Subsidiary
The Sharing Agreement provides the Adviser Subsidiary access to our human capital resources, including deal professionals, finance, and administrative functions, as well as other resources including infrastructure assets such as office space and technology. Under the terms of the Sharing Agreement, we allocate the related expenses of shared services to the Adviser Subsidiary. Our total net operating expenses for the three months ended September 30, 2026 and 2025, are net of expenses allocated to the Adviser Subsidiary of $4.7 million and $4.1 million, respectively, and $14.3 million and $10.8 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in expenses allocated to the Adviser Subsidiary for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was due to an increase in time spent on the Adviser Funds and an increase in investments allocated to the Adviser Funds. As of September 30, 2026, there was approximately $0.4 million due to the Adviser Subsidiary, and as of December 31, 2025, there was approximately $1.7 million due from the Adviser Subsidiary.
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

A summary of net realized gains and losses for the three and nine months ended September 30, 2026 and 2025 is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Realized gains	$8,219	$2,888	$18,519	$3,350
Realized losses	(2,229)	(4,717)	(5,571)	(62,149)
Realized foreign exchange gains (losses)	(7,926)	57	(7,785)	(2,130)
Realized loss on debt extinguishment	—	(84)	(2)	(120)
Net realized gains (losses)	$(1,936)	$(1,856)	$5,161	$(61,049)
During the three and nine months ended September 30, 2026, we recognized a net realized loss of $1.9 million and a net realized gain of $5.2 million, respectively. The net realized gains (losses) were generated from gross realized gains of $8.2 million and $18.5 million, respectively, primarily attributable to the sales of our equity positions in Axsome Therapeutics, Inc. and TG Therapeutics, Inc., sales proceeds from the completed acquisitions of Armis, Inc., Reltio, Inc., Dragos, Inc., Contentful Global, Inc., DroneDeploy, Inc., and Curevo, Inc., and contingent consideration received in the form of earnout equity shares of Planet Labs PBC. Our gains were offset by gross realized losses of $2.2 million and $5.6 million, respectively, primarily from the sale of our debt investment and write-off of our warrant investment in Simon Data, Inc., the write-off of our equity investment in Carbon Health Technologies, Inc. and write-off of our warrant investment in Snagajob.com, Inc. Additionally, we recognized net foreign exchange losses of $7.9 million and $7.8 million, for the three and nine month periods, respectively, primarily related to the repayment of our Euro-denominated credit facility, which represented previously recorded unrealized depreciation that was converted to a realized loss upon repayment. We repaid the facility and entered into a foreign currency forward contract to hedge the currency exposure on our Euro-denominated debt investment. The debt investment continues to carry unrealized appreciation from foreign currency movements.
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
The net change in unrealized appreciation and depreciation of our investments is derived from the changes in fair value of each investment determined in good faith by our Valuation Committee (as defined in “Note 2 - Summary of Significant Accounting Policies - Valuation of Investments”) and approved by the Board. The following table summarizes the change in net unrealized appreciation or depreciation of investments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Gross unrealized appreciation on portfolio investments	$44,375	$55,672	$68,414	$66,619
Gross unrealized depreciation on portfolio investments	(46,841)	(18,337)	(78,617)	(45,654)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	2,581	(5,061)	(4,673)	30,052
Net change in unrealized appreciation (depreciation) on portfolio investments	115	32,274	(14,876)	51,017
Other net changes in unrealized appreciation (depreciation)(1)	8,040	715	7,592	4,197
Total net change in unrealized appreciation (depreciation) on investments	$8,155	$32,989	$(7,284)	$55,214
(1)Includes the net change in unrealized appreciation (depreciation) related to foreign exchange movements, derivative instruments and other assets and liabilities.

During the three months ended September 30, 2026 and 2025, we recorded approximately $8.2 million of net unrealized appreciation and $33.0 million of net unrealized appreciation, respectively, on our investments. During the nine months ended September 30, 2026 and 2025, we recorded approximately $7.3 million of net unrealized depreciation and $55.2 million of net unrealized appreciation, respectively, on our investments. The net unrealized appreciation for the three months ended September 30, 2026 was primarily attributable to foreign exchange movements, including the reversal of previously recorded unrealized depreciation upon repayment of our Euro-denominated credit facility, while valuation changes on our portfolio investments were largely offset by reversals of unrealized depreciation upon realization events. The net unrealized depreciation for the nine months ended September 30, 2026 was primarily attributable to valuation decreases on our debt and equity investments and the reversal of previously recorded unrealized appreciation upon realization events, partially offset by foreign exchange movements.
The following table summarizes the key drivers of change in net unrealized appreciation (depreciation) of investments for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30, 2026			For the Nine Months Ended September 30, 2026
(in thousands)	Debt	Equity, Warrants and Investment Funds(1)	Total	Debt	Equity, Warrants and Investment Funds(1)	Total
Investment valuation appreciation (depreciation)	$9,757	$(12,223)	$(2,466)	$(8,241)	$(1,962)	$(10,203)
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	7,637	(5,056)	2,581	(2,306)	(2,367)	(4,673)
Other net changes in unrealized appreciation (depreciation)(1)	(457)	8,497	8,040	(3,391)	10,983	7,592
Net change in unrealized appreciation (depreciation)	$16,937	$(8,782)	$8,155	$(13,938)	$6,654	$(7,284)

	For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
(in thousands)	Debt	Equity, Warrants and Investment Funds(1)	Total	Debt	Equity, Warrants and Investment Funds(1)	Total
Investment valuation appreciation (depreciation)	$28,592	$8,743	$37,335	$3,496	$17,469	$20,965
Reversal of prior period net changes in unrealized appreciation (depreciation) upon a realization event	(6,781)	1,720	(5,061)	27,253	2,799	30,052
Other net changes in unrealized appreciation (depreciation)(1)	(821)	1,536	715	12,588	(8,391)	4,197
Net change in unrealized appreciation (depreciation)	$20,990	$11,999	$32,989	$43,337	$11,877	$55,214
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

(in thousands)	As of
Assets Under Management *	September 30, 2026	December 31, 2025	Growth %
by the Company	$4,896,459	$4,526,101	8.2%
by the Adviser Funds	1,572,469	1,214,631	29.5%
Total	$6,468,928	$5,740,732	12.7%
*     Assets under management includes investments, at fair value, cash and cash equivalents and restricted cash.
The Adviser Subsidiary’s contribution to our net investment income is primarily derived from expenses allocated to the Adviser Subsidiary, dividend income declared by the Adviser Subsidiary, and interest income earned on loans to the Adviser Subsidiary. A summary of the Adviser Subsidiary’s contribution to our net investment income for the three and nine months ended September 30, 2026 and 2025 is as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expenses allocated	$4.7	$4.1	$14.3	$10.8
Dividend income	2.1	2.1	6.3	6.1
Interest income	0.1	—	0.2	—
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
During the nine months ended September 30, 2026, we principally funded our operations from (i) cash receipts from interest, dividend, and fee income from our investment portfolio, (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments, (iii) debt borrowings on our Credit Facilities, February 2029 Notes, and July 2031 Notes, and (iv) equity offerings.
During the nine months ended September 30, 2026, our operating activities used $98.4 million of net cash and cash equivalents, compared to $370.2 million used during the nine months ended September 30, 2025. A favorable swing of $271.8 million was primarily driven by a $316.0 million increase in principal and fee repayments received, reflecting elevated portfolio company prepayment activity during the current period and a $21.1 million increase in proceeds received from the sale of equity and warrant investments, partially offset by an $81.8 million increase in purchases of investments.
During the nine months ended September 30, 2026, our investing activities used approximately $19 thousand of cash, compared to $56 thousand used during the nine months ended September 30, 2025. The $37 thousand decrease in cash used in investing activities was due to a decrease in purchases of capital equipment.
During the nine months ended September 30, 2026, our financing activities provided $89.5 million of cash, compared to $304.3 million provided during the nine months ended September 30, 2025. The $214.8 million decrease in cash flows from financing activities was primarily due to a $104.7 million decrease in net borrowing activity and a $97.6 million decrease in equity issued. During the nine months ended September 30, 2026, we issued $300.0 million in aggregate principal amount of February 2029 Notes and $325.0 million in July 2031 Notes. Additionally, during the nine months ended September 30, 2026, we fully repaid the aggregate outstanding $50.0 million each in principal of the March 2026 A Notes and March 2026 B Notes, respectively, and $325.0 million of the September 2026 Notes. During the nine months ended September 30, 2026, our ATM program provided (net of offering costs) approximately $91.2 million, compared to

$188.8 million net proceeds received during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we distributed dividends of $256.1 million compared to $243.1 million during the nine months ended September 30, 2025.
As of September 30, 2026, our net assets totaled $2.3 billion, with a NAV per share of $12.26. We intend to continue to operate in order to generate cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.
Available liquidity and capital resources as of September 30, 2026
As of September 30, 2026, we had $506.6 million in available liquidity, including $48.3 million in cash and cash equivalents and available borrowing capacity of approximately $9.3 million (net of $0.5 million of outstanding letter of credits) under the SMBC Facility, $175.0 million under our SMBC letter of credit facility, $199.0 million under the MUFG Bank Facility, and $75.0 million under our SBA debentures, subject to certain conditions. Additional liquidity is available through accordion provisions within the terms of our Credit Facilities, through which the available borrowing capacity can be increased by an aggregate $360.0 million, subject to certain conditions. Further, the SMBC letter of credit facility may also be increased by an additional $225.0 million (up to $400.0 million), subject to certain conditions. Total amounts outstanding as of September 30, 2026, were $531.2 million outstanding under our Credit Facilities, which are floating interest rate obligations, and the remaining $2,052.2 million of term debt outstanding, which are all fixed interest rate debt obligations.
Not considered above, as of September 30, 2026, we held $2.2 million of cash classified as restricted cash. Our restricted cash relates to amounts that are held as collateral securing certain of our financing transactions, including collections of interest and principal payments on assets that are securitized related to the 2031 Asset-Backed Notes. Based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt with any excess distributed to us or available for our general operations. Refer to “Note 5 – Debt” included in the notes to our consolidated financial statements appearing elsewhere in this report for additional discussion of our debt obligations.
The 1940 Act permits BDCs to incur borrowings, issue debt securities, or issue preferred stock unless immediately after the borrowings or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock is less than 200% (or 150% if certain requirements are met). On September 4, 2018 and December 6, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved the application to us of the 150% minimum asset coverage ratio set forth in Section 61(a)(2) of the 1940 Act. As of September 30, 2026, our asset coverage ratio under our regulatory requirements as a BDC was 203.2% excluding our SBA debentures. We received an exemptive order from the SEC that allows us to exclude all SBA leverage as senior securities from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 150%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total asset coverage when including our SBA debentures as senior securities was 189.6% as of September 30, 2026.
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
Equity Offerings
We may from time-to-time issue and sell shares of our common stock through public or ATM offerings. We currently sell shares through the 2024 Equity Distribution Agreements with Citizens JMP Securities LLC and Jefferies LLC, as Sales Agents, entered into on December 12, 2024. The 2024 Equity Distribution Agreements provide that we may offer and sell up to 30.0 million shares of our common stock from time to time through the Sales Agents. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. We generally use net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of September 30, 2026, approximately 13.0 million shares remain available for issuance and sale under the 2024 Equity Distribution Agreements.
During the three and nine months ended September 30, 2026, we issued and sold 2.3 million and 5.8 million shares of our common stock under our ATM program for net proceeds of $39.2 million and $91.2 million, respectively. We did not issue or sell any shares of common stock during the three months ended September 30, 2025. During the nine months ended September 30, 2025, we sold 10.4 million shares under our ATM program for net proceeds of $188.8 million.
Stock Repurchase
We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material. We had no common stock repurchases during the nine months ended September 30, 2026 and 2025.
Commitments and Obligations
Our significant cash requirements generally relate to our debt obligations. As of September 30, 2026, we had $2,583.4 million of debt outstanding, $350.0 million due within the next year, $828.5 million due within 1 to 3 years, and $1,404.9 million due beyond 3 years.
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
As of September 30, 2026, we had approximately $397.6 million of available unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by future or unachieved milestones, as well as uncalled capital commitments to make investments in private equity funds. In order to draw a portion of our available unfunded commitments, a portfolio company must submit to us a formal funding request that complies with the applicable advance notice and other operational requirements. The available unfunded commitments excludes unfunded commitments (i) for which, with respect to a portfolio company's agreement, a milestone was achieved after the last day on which the portfolio company could have requested a drawdown funding to be completed within the reporting period; and (ii) $104.6 million of unfunded commitments which represent the portion of portfolio company commitments assigned to or directly committed by the Adviser Funds.
Additionally, we had approximately $222.5 million of non-binding term sheets outstanding to four new companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.
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

(in thousands)	Change in unrealized appreciation (depreciation)
Basis Point Change
(100)	$66,506
(50)	$33,871
50	$(35,099)
100	$(72,149)
For a further discussion and disclosure of key inputs and considerations related to this estimate, refer to “Note 3 – Fair Value of Financial Instruments” included in the notes to our consolidated financial statements appearing elsewhere in this report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle fund investments. Our investment income will be affected by changes in various interest rates, including Prime and SOFR rates, to the extent our debt investments include variable interest rates. As of September 30, 2026, approximately 97.9% of the loans in our portfolio had floating rates with a floor, indexed to Prime or SOFR. The majority of our loans are linked to the Prime rate and comprise 84.6% of the loan portfolio as of September 30, 2026. Our debt borrowings under the Credit Facilities bear interest at a floating rate, all other outstanding debt borrowings bear interest at a fixed rate. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2026, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and debt:

(in thousands)	Interest Income(1)	Interest Expense(2)	Net Income	EPS
Basis Point Change
(200)	$(22,012)	$(4,275)	$(17,737)	$(0.10)
(100)	$(15,444)	$(2,137)	$(13,307)	$(0.07)
(75)	$(12,912)	$(1,603)	$(11,309)	$(0.06)
(50)	$(10,001)	$(1,069)	$(8,932)	$(0.05)
(25)	$(5,729)	$(534)	$(5,195)	$(0.03)
25	$7,189	$534	$6,655	$0.04
50	$14,393	$1,069	$13,324	$0.07
75	$23,084	$1,603	$21,481	$0.12
(1)Includes change in bank interest income, calculated using the weighted average balance of cash and cash equivalents for the three months ended September 30, 2026.
(2)Calculated using the weighted average principal outstanding under the Company’s floating rate Credit Facilities for the three months ended September 30, 2026.
From time-to-time, we may hedge against interest rate fluctuations and foreign currency by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates and foreign currency, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the nine months ended September 30, 2026, we have an outstanding foreign currency forward contract to limit our foreign currency exposure with respect to the British Pound. For additional information refer to “Note 4 – Investments”, included in the notes to our consolidated financial statements appearing elsewhere in this report.
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
Additionally, two shareholder derivative complaints were filed, alleging breaches of fiduciary duties and other misconduct by certain directors and officers of the Company as a result of substantially the same allegations and claimed damages as referenced above. The derivative complaints were consolidated before the same judge as the putative shareholder class action lawsuit under the caption In re Hercules Capital, Inc. Stockholder Derivative Litigation, No. 5:26-cv-03213 (N.D. Cal.). On July 17, 2026, the parties filed a stipulation to stay the derivative action pending resolution of the Hunter litigation discussed above, which the Court granted on July 22, 2026. On August 10, 2026, the parties stipulated to dismissal without prejudice of the derivative action, which the Court granted on August 11, 2026.
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
Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected, and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies as of September 30, 2026 that represent greater than 5% of our net assets:

(in thousands)	September 30, 2026
	Fair Value	Percentage of Net Assets
Marathon Health, LLC	$186,736	8.0%
Shield AI, Inc.	154,485	6.6%
Phathom Pharmaceuticals, Inc.	134,279	5.8%
Dyne Therapeutics, Inc.	131,199	5.6%
ChenMed, LLC	129,351	5.6%
Saronic Technologies, Inc.	126,653	5.4%
Tipalti Solutions Ltd.	117,049	5.0%
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
•Saronic Technologies, Inc. is a defense technology company that designs and builds autonomous surface vessels for maritime defense operations.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Dividend Reinvestment Plan
During the nine months ended September 30, 2026, we issued 414,190 shares of common stock to stockholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $6.5 million.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the third quarter ended September 30, 2026, no directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6.    EXHIBITS

Exhibit Number	Description
3(a)	Articles of Amendment and Restatement.(1)
3(b)	Articles of Amendment, dated March 6, 2007.(2)
3(c)	Articles of Amendment, dated April 5, 2011.(3)
3(d)	Articles of Amendment, dated April 3, 2015.(4)
3(e)	Articles of Amendment, dated February 23, 2016.(9)
3(f)	Articles of Amendment, dated October 28, 2024.(6)
3(g)	Amended and Restated Bylaws of Hercules Capital, Inc.(5)
4(a)	Eleventh Supplemental Indenture, dated as of July 24, 2026, between the Registrant and U.S. Bank Trust Company, National Association.(10)
4(b)	Form of 6.300% Note due 2031 (included as part of Exhibit 4(a)).
4(c)	Twelfth Supplemental Indenture, dated as of October 8, 2026, between the Registrant and U.S. Bank Trust Company, National Association.(12)
4(d)	Form of 6.700% Note due 2029 (included as part of Exhibit 4(c)).
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL
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
(11)Reserved.
(12)Previously filed as part of the Current Report on Form 8-K of the Company, as filed on October 8, 2026.

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
For the Nine Months Ended September 30, 2026 (unaudited)

(in thousands)
Portfolio Company	Investment(1)	Amount of Interest, Dividends, and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2025	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of September 30, 2026
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Units	$—	$—	$218	$—	$—	$(38)	$180
	Common Units	—	—	—	—	—	—	—
Gibraltar Acquisition LLC(5)	Unsecured Debt	3,520	—	38,255	102	—	—	38,357
	Member Units	—	—	23,963	—	(1,000)	816	23,779
Hercules Adviser LLC(6)	Unsecured Debt	191	—	—	8,000	—	—	8,000
	Member Units	6,300	—	43,274	2,149	—	(3,481)	41,942
Total Majority Owned Control Investments		$10,011	$—	$105,710	$10,251	$(1,000)	$(2,703)	$112,258
Other Control Investments
Tectura Corporation(7)	Senior Debt	$515	$—	$8,091	$—	$—	$159	$8,250
	Preferred Stock	—	—	1,250	—	—	272	1,522
	Common Stock	—	—	—	—	—	—	—
Total Other Control Investments		$515	$—	$9,341	$—	$—	$431	$9,772
Total Control Investments		$10,526	$—	$115,051	$10,251	$(1,000)	$(2,272)	$122,030
Affiliate Investments
Annex Cloud(9)	Senior Debt	$—	$—	$—	$3,325	$—	$(289)	$3,036
	Common Units	—	5	—	7,359	(7,359)	—	—
	Warrants	—	—	—	—	—	—	—
Total Affiliate Investments		$—	$5	$—	$10,684	$(7,359)	$(289)	$3,036
Total Control and Affiliate Investments		$10,526	$5	$115,051	$20,935	$(8,359)	$(2,561)	$125,066
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
(9)As of September 30, 2026, the Company's investment in Annex Cloud became classified as an affiliate investment as a result of obtaining more than 5% but less than 25% of the voting securities of the portfolio company.

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
For the Nine Months Ended September 30, 2025 (unaudited)

(in thousands)
Portfolio Company	Investment(1)	Amount of Interest, Dividends and Fees Credited to Income(2)	Realized Gain (Loss)	Fair Value as of December 31, 2024	Gross Additions(3)	Gross Reductions(4)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of September 30, 2025
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC(8)	Preferred Units	$—	$—	$69	$—	$—	$274	$343
	Common Units	—	—	—	—	—	1	1
Gibraltar Acquisition LLC(5)	Unsecured Debt	3,910	—	36,212	1,794	—	—	38,006
	Member Units	—	—	23,051	—	(1,250)	386	22,187
Hercules Adviser LLC(6)	Unsecured Debt	6,100	—	12,000	—	(12,000)	—	—
	Member Units	—	—	30,190	12,000	—	1,320	43,510
Total Majority Owned Control Investments		$10,010	$—	$101,522	$13,794	$(13,250)	$1,981	$104,047
Other Control Investments
Tectura Corporation(7)	Senior Debt	$516	$—	$8,027	$—	$—	$40	$8,067
	Preferred Stock	—	—	3,623	—	—	(3,414)	209
	Common Stock	—	—	7	—	—	(7)	—
Total Other Control Investments		$516	$—	$11,657	$—	$—	$(3,381)	$8,276
Total Control Investments		$10,526	$—	$113,179	$13,794	$(13,250)	$(1,400)	$112,323
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

Schedule 12 – 14
HERCULES CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES
As of September 30, 2026 (unaudited)

(in thousands)
Portfolio Company	Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal or Shares	Cost	Value(2)
Control Investments
Majority Owned Control Investments
Coronado Aesthetics, LLC	Medical Devices & Equipment	Preferred Series A-2			5,000,000	$250	$180
	Medical Devices & Equipment	Common Units			180,000	—	—
Total Coronado Aesthetics, LLC						$250	$180
Gibraltar Acquisition LLC(3)	Diversified Financial Services	Unsecured Debt	July 2029	FIXED 11.50%	$28,805	28,486	28,486
	Diversified Financial Services	Unsecured Debt	July 2029	FIXED 11.95%	$10,000	9,871	9,871
	Diversified Financial Services	Member Units			1	31,456	23,779
Total Gibraltar Acquisition LLC						$69,813	$62,136
Hercules Adviser LLC(4)	Diversified Financial Services	Unsecured Debt	March 2027	FIXED 6.75%	$8,000	8,000	8,000
	Diversified Financial Services	Member Units			1	14,183	41,942
Total Hercules Adviser LLC						$22,183	$49,942
Total Majority Owned Control Investments (4.83%)*						$92,246	$112,258
Other Control Investments
Tectura Corporation	Consumer & Business Services	Senior Secured Debt	January 2027	FIXED 8.25%	$8,250	$8,250	$8,250
	Consumer & Business Services	Common Stock			414,994,863	900	—
	Consumer & Business Services	Preferred Series BB Equity			1,000,000	—	—
	Consumer & Business Services	Preferred Series C Equity			3,235,298	13,263	1,522
Total Tectura Corporation						$22,413	$9,772
Total Other Control Investments (0.42%)*						$22,413	$9,772
Total Control Investments (5.25%)*						$114,659	$122,030
Affiliate Investments
Annex Cloud(5)	Application Software	Senior Secured Debt	September 2026	PIK Interest 3-month SOFR + 9.99%, Floor rate 10.99%	$3,325	$3,325	$3,036
	Application Software	Common Units			175,211	7,359	—
	Application Software	Warrant - Common Units			185,185	—	—
Total Affiliate Investments (0.13%)*						$10,684	$3,036
Total Control and Affiliate Investments (5.38%)*						$125,343	$125,066
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
(5)Denotes that the debt investment remains outstanding beyond its stated maturity date as it is subject to an ongoing workout process.

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

HERCULES CAPITAL, INC. (Registrant)

Dated: October 29, 2026	/S/ SCOTT BLUESTEIN
Scott Bluestein
Chief Executive Officer, and Chief Investment Officer (Principal Executive Officer)

Dated: October 29, 2026	/S/ ANDREW OLSON
Andrew Olson
Chief Financial Officer (Principal Financial Officer)